Form 10-Q
period 2016-07-02
US Foods Holding Corp.
filed 2016-08-09
CIK 1665918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37786

US FOODS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	24-0347906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9399 W. Higgins Road, Suite 500

Rosemont, IL 60018

(847) 720-8000

(Address, including Zip Code, and telephone number, including area code, of registrant’s principal executive offices)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

220,608,733 shares of common stock were outstanding as of July 22, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

US FOODS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 2,	January 2,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,406	$517,802
Accounts receivable, less allowances of $22,313, and $22,623	1,271,192	1,233,978
Vendor receivables, less allowances of $2,298 and $1,566	154,109	101,449
Inventories	1,182,495	1,112,967
Prepaid expenses	69,836	73,787
Assets held for sale	21,923	5,459

Other current assets	14,115	14,991

Total current assets	2,829,076	3,060,433
PROPERTY AND EQUIPMENT — Net	1,754,684	1,768,885
GOODWILL	3,898,096	3,875,719
OTHER INTANGIBLES — Net	450,125	477,601
OTHER ASSETS	63,654	56,721

TOTAL ASSETS	$8,995,635	$9,239,359

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$176,824	$191,314
Accounts payable	1,365,131	1,078,865
Accrued expenses and other current liabilities	398,693	470,005

Current portion of long-term debt	73,077	62,639

Total current liabilities	2,013,725	1,802,823

LONG-TERM DEBT	3,798,189	4,682,149
DEFERRED TAX LIABILITIES	455,198	455,794
OTHER LONG-TERM LIABILITIES	380,662	386,975

Total liabilities	6,647,774	7,327,741

COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE COMMON STOCK (Note 14)	—	38,441
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value — 600,000 shares authorized; 220,609 and 166,667 issued and outstanding as of July 2, 2016 and January 2, 2016, respectively	2,206	1,667
Additional paid-in capital	2,782,611	2,292,142
Accumulated deficit	(346,335)	(346,254)
Accumulated other comprehensive loss	(90,621)	(74,378)

Total Shareholders’ equity	2,347,861	1,873,177

TOTAL LIABILITIES AND EQUITY	$8,995,635	$9,239,359

See Notes to Consolidated Financial Statements (Unaudited)

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except share and per share data)

	13-Weeks Ended		26-Weeks Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
NET SALES	$5,806,758	$5,842,547	$11,399,907	$11,396,185
COST OF GOODS SOLD	4,772,721	4,849,862	9,406,102	9,474,436

Gross profit	1,034,037	992,685	1,993,805	1,921,749
OPERATING EXPENSES:

Distribution, selling and administrative costs	922,240	919,287	1,786,554	1,804,862
Restructuring and tangible asset impairment charges	13,360	51,439	24,137	52,593

Total operating expenses	935,600	970,726	1,810,691	1,857,455

OPERATING INCOME	98,437	21,959	183,114	64,294

ACQUISITION TERMINATION FEES—Net	—	287,500	—	287,500
INTEREST EXPENSE—Net	70,245	69,981	140,804	140,894
LOSS ON EXTINGUISHMENT OF DEBT	42,149	—	42,149	—

(Loss) income before income taxes	(13,957)	239,478	161	210,900
INCOME TAX (BENEFIT) PROVISION	(565)	74,517	242	38,824

NET (LOSS) INCOME	(13,392)	164,961	(81)	172,076

OTHER COMPREHENSIVE (LOSS) INCOME–Net of tax:
Changes in retirement benefit obligations, net of income tax	(18,876)	4,200	(16,243)	8,400

COMPREHENSIVE (LOSS) INCOME	$(32,269)	$169,161	$(16,324)	$180,476

NET (LOSS) INCOME PER SHARE
Basic	$(0.07)	$0.97	$—	$1.01

Diluted	$(0.07)	$0.97	$—	$1.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	190,077,211	169,575,384	179,599,467	169,577,547
Diluted	190,077,211	170,846,159	179,599,467	170,901,910
DISTRIBUTION DECLARED AND PAID
Distribution declared and paid per share (Note 12)	$—	$—	$3.94	$—

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	26-Weeks Ended
	July 2,	June 27,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(81)	$172,076
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	207,947	197,232
Gain on disposal of property and equipment - net	(7,511)	(274)
Asset impairment charges	125	6,293
Loss on extinguishment of debt	42,149	—
Amortization of deferred financing costs	4,866	7,619
Amortization of Old Senior Notes original issue premium	(1,664)	(1,664)
Insurance proceeds related to operating activities	7,083	13,568
Insurance benefit in Net (loss) income	(7,083)	(10,408)
Deferred tax provision	234	30,928
Share-based compensation expense	9,667	5,313
Provision for doubtful accounts	5,991	5,253
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(77,336)	(32,786)
Increase in Inventories	(62,606)	(23,768)
Decrease (increase) in prepaid expenses and other assets	6,303	(307,842)
Increase in Accounts payable and Bank checks outstanding	275,484	171,671
(Decrease) increase in accrued expenses and other liabilities	(102,155)	32,107

Net cash provided by operating activities	301,413	265,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(94,938)	—
Proceeds from sales of property and equipment	8,665	1,908
Purchases of property and equipment	(66,743)	(111,028)
Investment in noncontrolling interest	(7,658)	—
Insurance proceeds related to investing activities	—	2,771
Purchase of industrial revenue bonds	—	(20,654)

Net cash used in investing activities	(160,674)	(127,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancings	2,213,803	—
Proceeds from other debt borrowings	1,410,994	20,654
Principal payments on debt and capital leases	(3,208,276)	(26,369)
Payment for debt financing costs and fees	(25,629)	(651)
Redemption of Old Senior Notes	(1,376,927)	—
Net proceeds from initial public offering	1,113,799	—
Cash distribution to shareholders	(666,332)	—
Proceeds from common stock sales	2,850	—
Common stock repurchased	(7,417)	(2,446)

Net cash used in financing activities	(543,135)	(8,812)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(402,396)	129,503
CASH AND CASH EQUIVALENTS—Beginning of period	517,802	343,659

CASH AND CASH EQUIVALENTS—End of period	$115,406	$473,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$137,828	$136,968
Income taxes paid—net of refunds	3,708	146
Property and equipment purchases included in accounts payable	12,695	11,669
Capital lease additions	63,984	28,836
Contingent consideration payable for business acquisitions	6,375	—

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to here as “we,” “our,” “us,” “the Company,” or “US Foods.” US Foods conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”). All of the indebtedness, as further described in Note 10, Debt, is an obligation of USF, and its subsidiaries. US Foods is controlled by investment funds associated with or designated by Clayton, Dubilier & Rice (“CD&R”), LLC and Kohlberg Kravis Roberts & Co., L.P. (“KKR”) collectively, (the “Sponsors”).

Reverse Stock Split —In connection with its initial public offering (“IPO”), the Company’s Board of Directors approved a 2.7-for one reverse stock split of the Company’s common stock. The par value per share of common stock and authorized shares of common stock remain unchanged at $0.01 per share and 600 million shares, respectively. The reverse stock split became effective on May 17, 2016. All common share and per share amounts in the financial statements and notes have been retroactively adjusted to give effect to the reverse stock split. We also reclassified $3 million related to the reduction in aggregate par value of common stock to Additional paid-in-capital.

Initial Public Offering – On June 1, 2016 the Company closed its IPO selling 51,111,111 shares of common stock for a cash offering price of $23.00 per share ($21.9075 per share net of underwriter discounts and commissions and before offering expenses), including the exercise in full by underwriters of their option to purchase 6,666,667 additional shares. The offering was registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (Registration No. 333-209442), as amended (the “Registration Statement”). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “USFD.”

The Company used the net proceeds from the IPO of approximately $1,114 million (after the payment of underwriter discounts and commissions and offering expenses) to redeem $1,090 million principal amount, and pay the related $23 million early redemption premium, for USF’s 8.5% unsecured Senior Notes due June 30, 2019, (the “Old Senior Notes”).

USF Public Filer Status—During the fiscal second quarter 2013, USF completed the registration of $1,350 million aggregate principal amount of its Old Senior Notes and became subject to rules and regulations of the Securities and Exchange Commission (the “SEC”), including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended. USF did not receive any proceeds from the registration of the Old Senior Notes. USF had filed periodic reports as a voluntary filer pursuant to contractual obligations in the indenture governing the Old Senior Notes. On June 30, 2016, all of the Old Senior Notes were redeemed, as noted above, and USF ceased to be a voluntary filer. See Note 10, Debt.

Terminated Acquisition by Sysco —On December 8, 2013, US Foods entered into an agreement and plan of merger (the “Acquisition Agreement”) with Sysco Corporation (“Sysco”); Scorpion Corporation I, Inc., a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a wholly owned subsidiary of Sysco (“Merger Sub Two”), through which Sysco would have acquired US Foods (the “Acquisition”) on the terms and subject to the conditions set forth in the Acquisition Agreement. The closing of the Acquisition was subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

On February 2, 2015, US Foods, USF and certain of its subsidiaries, and Sysco entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc. (“PFG”), through which PFG agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, eleven USF distribution centers and related assets and liabilities, in connection with (and subject to) the closing of the Acquisition.

On February 19, 2015, the U.S. Federal Trade Commission (the “FTC”) voted by a margin of 3-2 to seek to block the proposed Acquisition by filing a federal district court action in the District of Columbia for a preliminary injunction. The preliminary injunctive hearing in federal district court commenced on May 5, 2015 and, on June 23, 2015, the federal district court granted the FTC’s request for a preliminary injunction to block the proposed Acquisition.

On June 26, 2015, US Foods, Sysco, Merger Sub One and Merger Sub Two entered into an agreement to terminate the Acquisition Agreement and Sysco paid a termination fee of $300 million to US Foods. Upon the termination of the Acquisition Agreement, the Asset Purchase Agreement automatically terminated and USF paid a termination fee of $12.5 million to PFG pursuant to the terms of the Asset Purchase Agreement.

Business Description—USF markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. These customers include independently owned single and multi-location restaurants, regional concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations.

Basis of Presentation—The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fourth quarter. The Company’s fiscal year 2016 is a 52-week year and fiscal year 2015 was a 53-week year. The accompanying consolidated financial statements include the accounts of US Foods and its wholly owned subsidiary, USF and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registration Statement. Certain footnote disclosures included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the January 2, 2016 Consolidated Balance Sheet which was included in the Registration Statement. The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The consolidated financial statements reflect all adjustments which are of a normal and recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for the full year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In March 2016, the FASB issued ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2016, with early adoption permitted. The Company’s adoption of this ASU in the fiscal second quarter of 2016 did not materially affect its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases. This ASU, based on the principle that entities should recognize assets and liabilities arising from leases, does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s ASC as Topic 606. Topic 606 replaces Topic 605, the previous revenue recognition guidance. The new standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for the Company in the first quarter of fiscal 2018, with early adoption permitted in the first quarter of fiscal 2017. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact of this ASU and has not yet selected an implementation approach.

3.	BUSINESS ACQUISITIONS

Business acquisitions during the 26-weeks ended July 2, 2016 included the stock of Freshway Foods, a produce processor, repacker, and distributor company, and certain assets of Cara Donna, a broadline distributor. Total consideration consisted of cash of approximately $96 million, plus $6 million for the estimated value of contingent consideration. On December 31, 2015, the Company purchased Dierks Waukesha Wholesale Foods, Inc., a broadline distributor for cash of $69 million. The acquisitions, made in order to expand the Company’s presence in certain geographic areas, are integrated into the Company’s foodservice distribution network and were funded with cash from operations.

In March 2016, approximately $1 million was received as a purchase price adjustment related to the 2015 business acquisition resulting in minimal decreases to Property and equipment- net and Goodwill.

The following table summarizes the purchase price allocations for the 2016 and 2015 business acquisitions (in thousands):

	2016	2015
Accounts receivable	17,180	6,724
Inventories	6,922	7,022
Other current assets	474	702
Property and equipment	21,389	7,200
Goodwill	22,733	40,242
Other intangible assets	49,100	21,200
Accounts payable	(12,263)	(3,290)
Accrued expenses and other current liabilities	(7,365)	(1,554)
Long-term debt	(2,514)	—
Deferred income taxes	—	(8,765)

Cash paid for acquisitions	$95,656	$69,481

The 2016 and 2015 acquisitions did not materially affect the Company’s results of operations or financial position and, therefore, pro forma financial information has not been provided.

4.	INVENTORIES

The Company’s inventories—consisting mainly of food and other foodservice-related products—are primarily considered finished goods. Inventory costs include the purchase price of the product and freight charges to deliver it to the Company’s warehouses, as well as depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash considerations received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. At July 2, 2016, and January 2, 2016, the LIFO balance sheet reserves were $116 million and $134 million, respectively. As a result of net changes in LIFO reserves, Cost of goods sold decreased $7 million and increased $2 million for the 13-weeks ended July 2, 2016 and June 27, 2015, respectively, and decreased $18 million and decreased $22 million for the 26-weeks ended July 2, 2016 and June 27, 2015, respectively.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing program under the 2012 ABS Facility (the “2012 ABS Facility”), USF, and from time to time its subsidiaries, sell—on a revolving basis—their eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders as defined by the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at July 2, 2016 or January 2, 2016. Included in the Company’s accounts receivable balance as of July 2, 2016 and January 2, 2016 was $957 million and $933 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 10, Debt for a further description of the 2012 ABS Facility.

6.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as Assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices.

The Assets held for sale activity for the 26-weeks ended July 2, 2016 was as follows (in thousands):

Balance at January 2, 2016	$5,459
Transfers in	19,183
Assets sold	(2,594)
Tangible asset impairment charges	(125)

Balance at July 2, 2016	$21,923

During the fiscal second quarter of 2016, the Baltimore distribution facility was closed and reclassified to Assets held for sale. Our Lakeland facility was sold in the fiscal second quarter of 2016 for proceeds of $5 million and a $2 million gain.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the respective lease or the estimated useful lives of the assets. At July 2, 2016 and January 2, 2016, Property and equipment-net included accumulated depreciation of $1,617 million and $1,517 million, respectively. Depreciation expense was $66 million and $61 million for the 13-weeks ended July 2, 2016 and June 27, 2015, respectively, and $131 million and $123 million for the 26-weeks ended July 2, 2016 and June 27, 2015, respectively.

8.	GOODWILL AND OTHER INTANGIBLES

Goodwill and Other intangible assets includes the cost of acquired businesses in excess of the fair value of the tangible net assets acquired. Other intangible assets include Customer relationships, Noncompete agreements, and the Brand names and trademarks comprising the Company’s portfolio of exclusive brands and trademarks. Brand names and trademarks are indefinite-lived intangible assets, and accordingly, are not subject to amortization.

Customer relationship and Noncompete agreements intangible assets have definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationship and Noncompete agreements intangible assets are amortized over the estimated useful lives (four to ten years). Amortization expense was $39 million and $37 million for the 13-weeks ended July 2, 2016 and June 27, 2015, respectively, and $77 million and $74 million for the 26-weeks ended July 2, 2016 and June 27, 2015, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	July 2,	January 2,
	2016	2016
Goodwill	$3,898,096	$3,875,719

Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$1,417,951	$1,373,920
Accumulated amortization	(1,220,999)	(1,149,572)

Net carrying value	196,952	224,348

Noncompete agreements—amortizable:
Gross carrying amount	800	800
Accumulated amortization	(427)	(347)

Net carrying value	373	453

Brand names and trademarks—not amortizing	252,800	252,800

Total Other intangibles—net	$450,125	$477,601

The 2016 increase in Goodwill reflects the 2016 business acquisitions, partially offset by a purchase price adjustment related to the December 2015 acquisition. The 2016 increase in the gross carrying amount of Customer relationships is attributable to the 2016 business acquisitions of $49 million – see Note 3, Business Acquisitions – partially offset by the write-off of fully amortized Customer relationships intangible assets of $5 million.

The Company assesses Goodwill and Other intangible assets with indefinite lives for impairment annually, or more frequently, if events occur that indicate an asset may be impaired. For Goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For Other intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All goodwill is assigned to the consolidated Company as the reporting unit. The Company completed its most recent annual impairment assessment for Goodwill and its indefinite-lived intangible assets as of June 28, 2015—the first day of the fiscal 2015 third quarter—with no impairments noted.

9.	FAIR VALUE MEASUREMENTS

The Company follows the accounting standards for fair value, whereas fair value is a market-based measurement, not an entity-specific measurement. The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—observable inputs, such as quoted prices in active markets

•	Level 2—observable inputs other than those included in Level 1—such as quoted prices for similar assets and liabilities in active or inactive markets that are observable either directly or indirectly, or other inputs that are observable or can be corroborated by observable market data

•	Level 3—unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Any transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy will be recognized at the end of the reporting period in which the transfer occurs. There were no transfers between fair value levels in any of the periods presented below.

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of July 2, 2016 and January 2, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$11,306	$—	$—	$11,306

Balance at July 2, 2016	$11,306	$—	$—	$11,306

Recurring fair value measurements:
Money market funds	$113,700	$—	$—	$113,700

Balance at January 2, 2016	$113,700	$—	$—	$113,700

Nonrecurring fair value measurements:
Contingent consideration payable for business acquisitions	$—	$—	$6,375	$6,375

Balance at July 2, 2016	$—	$—	$6,375	$6,375

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$2,600	$2,600

Balance at January 2, 2016	$—	$—	$2,600	$2,600

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with a maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

Nonrecurring Fair Value Measurements

Assets Held for Sale

The Company records Assets held for sale at the lesser of the carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in a Tangible asset impairment charge of $1 million during the first quarter of 2015. Impairments on Assets held for sale in 2016 were immaterial. Fair value was estimated by the Company based on information received from real estate brokers. The amounts included in the tables above, classified under Level 3 within the fair value hierarchy, represent the estimated fair values of those Assets held for sale that became the new carrying amounts at the time the impairments were recorded.

Other Fair Value Measurements

The carrying value of cash, restricted cash, Accounts receivable, Bank checks outstanding, Accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The carrying value of the self-funded industrial revenue bond asset and the corresponding long-term liability approximate their fair values. See Note 10, Debt, for a further description of the industrial revenue bond agreement.

The fair value of USF’s total debt approximated $3.9 billion and $4.8 billion, as compared to its aggregate carrying value of $3.9 billion and $4.7 billion as of July 2, 2016 and January 2, 2016, respectively. The July 2, 2016 and January 2, 2016 fair value of USF’s 5.875% unsecured Senior Notes due June 15, 2024, (the “2016 Senior Notes”) and Old Senior Notes, estimated at $0.6 billion and $1.4 billion, respectively, was classified under Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of USF’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of USF’s overall credit risk. See Note 10, Debt for further description of USF’s debt.

10.	DEBT

As provided in Note 1, all indebtedness is an obligation of USF, and its subsidiaries.

USF’s debt consisted of the following (in thousands):

Debt Description	Maturity	Interest rate at July 2, 2016	July 2, 2016	January 2, 2016
ABL Facility	October 20, 2020	5.25%	$9,000	$—
2012 ABS Facility	September 30, 2018	1.60	265,000	586,000
Amended and Restated 2016 Term Loan (net of $14,334 of unamortized deferred financing costs, respectively)	June 27, 2023	4.00	2,185,666	—
Amended 2011 Term Loan (net of $9,848 of unamortized deferred financing costs, respectively)	—	—	—	2,037,652
2016 Senior Notes (net of $7,661 of unamortized deferred financing costs)	June 15, 2024	5.88	592,339	—
Old Senior Notes (net of $13,441 of unamortized deferred financing costs)	—	—	—	1,334,835
CMBS Fixed Facility (net of $1,013 and $1,473 of unamortized deferred financing costs, respectively)	August 1, 2017	6.38	471,378	470,918
Obligations under capital leases	2018–2025	2.67 - 6.18	314,751	270,406
Other debt	2018–2031	5.75 - 9.00	33,132	33,325

Total debt			3,871,266	4,733,136
Add unamortized premium			—	11,652
Current portion of long-term debt			(73,077)	(62,639)

Long-term debt			$3,798,189	$4,682,149

At July 2, 2016, $1.4 billion of the total debt was at a fixed rate and $2.5 billion was at a floating rate.

Debt Transactions

IPO Proceeds

As discussed in Note 1, Overview and Basis of Presentation, in June 2016, US Foods completed its IPO. Net proceeds of $1,114 million were used to redeem $1,090 million in principal of USF’s Old Senior Notes and pay the related $23 million early redemption premium. The balance of the Old Senior Notes was redeemed with proceeds from the June 2016 refinancings further discussed below.

June 2016 Refinancings

In June 2016, USF entered into a series of transactions to refinance the $2,042 million principal of its senior secured term loan (the “Amended 2011 Term Loan”) and redeem the remaining $258 million principal of its Old Senior Notes. The Amended 2011 Term Loan was amended and restated to, among other things, increase the aggregate principal outstanding to $2,200 million (the “Amended and Restated 2016 Term Loan”). Additionally, USF issued $600 million in principal amount of 2016 Senior Notes.

•	Amended and Restated 2016 Term Loan Agreement–The aggregate principal of the Amended and Restated 2016 Term Loan of $2,200 million matures on June 27, 2023. Continuing lenders refinanced $1,393 million in term loan principal and purchased $238 million of additional principal from lenders electing not to participate in, or electing to decrease their holdings in the loan. Additionally, $569 million in principal was sold to new lenders.

USF performed an analysis, by creditor, to determine if the terms of the newly Amended and Restated 2016 Term Loan were substantially different from the previous term loan facility. Based upon the analysis, it was determined that pre-existing lenders holding a significant portion of the previous term loan facility either elected not to participate in the newly amended facility, or had terms that were substantially different from their original loan agreements. As a result, a portion of the transaction was accounted for as an extinguishment of debt and the contemporaneous acquisition of new debt. Pre-existing lenders holding the remaining portion of the newly amended facility that had terms that were not substantially different from their original loan agreements were accounted for as a debt modification.

•	Old Senior Notes – In June 2016, USF redeemed the remaining $258 million in aggregate principal amount of its Old Senior Notes for $264 million, including a $6 million early redemption premium.

The debt redemption and refinancing transactions completed in June 2016 resulted in a loss on extinguishment of debt of $42 million, consisting of a $29 million early redemption premium related to the Old Senior Notes, $7 million of lender and third party fees, and a $6 million write-off of certain pre-existing unamortized debt issuance costs and premiums related to the refinanced and redeemed facilities. Unamortized debt issuance costs of $4 million related to the portion of the Amended 2011 Term Loan refinancing accounted for as a debt modification will be carried forward and amortized through June 27, 2023—the maturity date of the Amended and Restated 2016 Term Loan.

Following is a description of each of USF’s debt instruments outstanding as of July 2, 2016:

Revolving Credit Agreement–USF’s asset backed senior secured revolving loan facility (the “ABL Facility”) provides for loans under its two tranches: ABL Tranche A-1 and ABL Tranche A, with its capacity limited by a borrowing base. The maximum borrowing available is $1,300 million with ABL Tranche A-1 at $100 million, and ABL Tranche A at $1,200 million. Due to the June 2016 refinancings, the maturity date of the ABL Facility is October 20, 2020.

As of July 2, 2016, USF had $9 million of outstanding borrowings and had issued letters of credit totaling $391 million under the ABL Facility. Outstanding letters of credit included: (1) $70 million issued to secure USF’s obligations with respect to certain facility leases, (2) $318 million issued in favor of certain commercial insurers securing USF’s obligations with respect to its self-insurance program, and (3) $3 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $881 million at July 2, 2016. As of July 2, 2016, on Tranche A-1 borrowings, USF can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in USF’s credit agreements, plus 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.75%. On Tranche A borrowings, USF can periodically elect to pay interest at ABR plus 0.50% or LIBOR plus 1.50%. The ABL Facility also carries letter of credit fees of 1.25% and an unused commitment fee of 0.25%.

Accounts Receivable Financing Program–Under the 2012 ABS Facility, USF, and from time to time its subsidiaries, sell—on a revolving basis—their eligible receivables to the Receivables Company, a wholly owned subsidiary of USF. The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). See Note 5, Accounts Receivable Financing Program.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $265 million and $586 million at July 2, 2016 and January 2, 2016, respectively. USF, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $446 million at July 2, 2016 based on eligible receivables as collateral. The portion of the 2012 ABS Facility held by the lenders who fund the 2012 ABS Facility with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper plus 1.00%, and an unused commitment fee of 0.55%. The portion of the 2012 ABS Facility held by lenders that do not fund the 2012 ABS Facility with commercial paper bears interest at LIBOR plus 1.00%, and an unused commitment fee of 0.55%.

Amended and Restated 2016 Term Loan Agreement– The Amended and Restated 2016 Term Loan consists of a senior secured term loan with outstanding borrowings of $2,186 million at July 2, 2016, net of $14 million of unamortized deferred financing costs. This debt bears interest equal to ABR plus 2.25%, or LIBOR plus 3.25%, with a LIBOR floor of 0.75%, based on a periodic election of the interest rate by USF. Principal repayments of $5.5 million are payable quarterly with the balance due at maturity. The debt may require mandatory repayments if certain assets are sold, as defined in the agreement. The interest rate for all borrowings was 4.00%—the LIBOR floor of 0.75% plus 3.25%— at July 2, 2016.

2016 Senior Notes–The 2016 Senior Notes, with outstanding principal of $592 million at July 2, 2016, net of $8 million of unamortized deferred financing costs, bear interest at 5.875%. On or after June 15, 2019, this debt is redeemable, at USF’s option, in whole or in part at a price of 102.938% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the debt declines to 101.469% and 100.0%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the debt may be redeemed with the aggregate proceeds from equity offerings, as defined in the 2016 Senior Note indenture, at a redemption premium of 105.875%.

CMBS Fixed Facility–The CMBS Fixed Facility, with an outstanding balance of $471 million net of unamortized deferred financing costs of $1 million, as of July 2, 2016 and January 2, 2016, bears interest at 6.38%. This debt is secured by mortgages on 34 properties, consisting of distribution centers. Security deposits and escrow amounts related to certain properties collateralizing the debt of $6 million at both July 2, 2016 and January 2, 2016 are included in the Consolidated Balance Sheets in Other assets.

Other Debt–Obligations under capital leases consist of amounts due for transportation equipment and building leases. Other debt of $33 million at July 2, 2016 and January 2, 2016 consists primarily of various state industrial revenue bonds. To obtain certain tax incentives related to the construction of a new distribution facility, USF and a wholly owned subsidiary entered into an industrial revenue bond agreement with a state in January 2015, for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (the “TRBs”). The TRBs are self-funded as USF’s wholly owned subsidiary purchases the TRBs, and the state loans the proceeds back to the USF. The TRBs, which mature January 1, 2030, can be prepaid without penalty one year after issuance. Interest on the TRBs and the loan is 6.25%. At July 2, 2016 and January 2, 2016, $22 million has been drawn on TRBs resulting in $22 million being recognized as a long-term asset and a corresponding long-term liability in the Company’s Consolidated Balance Sheets.

Security Interests

Substantially all of USF’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories and tractors and trailers owned by USF. The CMBS Fixed Facility is collateralized by mortgages on 34 related properties. USF’s obligations under the Amended and Restated 2016 Term Loan are secured by all of the capital stock of its subsidiaries, each of the direct and indirect wholly owned domestic subsidiaries –as defined in the agreements– and are secured by substantially all assets of USF and its subsidiaries not pledged under the 2012 ABS Facility or the CMBS Fixed Facility. The Amended and Restated 2016 Term Loan has priority over certain collateral securing the ABL Facility, and it has second priority to collateral securing the ABL Facility. As of July 2, 2016, nine properties remain in a special purpose, bankruptcy remote subsidiary, and are not pledged as collateral under any of USF’s debt agreements.

Restrictive Covenants

USF’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of July 2, 2016, USF had $380 million of restricted payment capacity, and $1,959 million of its net assets were restricted under these covenants.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—together with all accrued unpaid interest and other amounts owed—may be declared immediately due and payable by the lenders. Were such an event to occur, USF would be forced to seek new financing that may not be on as favorable terms as its current facilities. USF’s ability to refinance its indebtedness on favorable terms—or at all—is directly affected by the current economic and financial conditions. In addition, USF’s ability to incur secured indebtedness (which may enable it to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of its assets. This, in turn, relies on the strength of its cash flows, results of operations, economic and market conditions, and other factors.

11.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the 26-weeks ended July 2, 2016 (in thousands):

	Severance and	Facility Closing	Total
	Related Costs	Costs
Balance at January 2, 2016	$118,634	$210	$118,844
Current period charges	24,469	2,563	27,032
Change in estimate	(3,020)	—	(3,020)
Payments and usage—net of accretion	(31,354)	(2,015)	(33,369)

Balance at July 2, 2016	$108,729	$758	$109,487

The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company incurs various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs that are included in the above table.

During the 26-weeks ended July 2, 2016, the Company incurred additional Severance and Related Costs of $21 million associated with its plan to streamline its field organization model and its decision to close its Baltimore, Maryland distribution facility. Additionally, the Company incurred $3 million related to an unused facility lease settlement.

At July 2, 2016, Severance and Related Costs consisted of $86 million of multiemployer pension withdrawal liabilities of which $36 million related to distribution facilities closed prior to 2015 and payable through 2031 at interest rates ranging from 5.9% to 6.5%. Also included was $50 million of estimated withdrawal liability related to the closure of the Baltimore, Maryland distribution facility. The calendar 2015 pension withdrawal estimate was based on the latest available information received from the respective plans’ administrator. Actual results could materially differ from initial estimates due to changes in market conditions and changes in the funded status of the related multiemployer pension plans. The balance of Severance and Related Costs of $23 million is primarily related to the Company’s initiative to reorganize its field operations model.

12.	RELATED PARTY TRANSACTIONS

The Company was a party to consulting agreements with each of the Sponsors pursuant to which each Sponsor provided the Company with ongoing consulting and management advisory services and received fees and reimbursement of related out of pocket expenses. For each of the 13-week and 26-week periods ended July 2, 2016 and June 27, 2015, the Company recorded $2 million and $5 million, respectively, in fees and expenses, in the aggregate. On June 1, 2016, the agreements with each of the Sponsors were terminated for an aggregate termination fee of $30.7 million. The termination fees are reported in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss). Investment funds or accounts managed or advised by an affiliate of KKR held less than 1% of the Company’s outstanding debt as of July 2, 2016.

KKR Capital Markets LLC, an affiliate of KKR, received underwriter discounts and commissions of $5 million in connection with the Company’s IPO, described in Note 1, Overview and Basis of Presentation, and $1 million for services rendered in connection with the June 2016 USF debt refinancing transactions described in Note 10, Debt.

On January 8, 2016, the Company paid a $666 million, or $3.94 per share, one-time special cash distribution to its shareholders of record (including holders of unvested RSAs) as of January 4, 2016, of which $657 million was paid to the Sponsors. The distribution was funded with cash on hand and approximately $314 million of additional borrowings under USF’s credit facilities. The Company has no current plans to pay future dividends on its common stock, and has never paid dividends on its common stock, other than the January 2016 one-time cash distribution. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, and could be limited by USF debt covenants.

13.	RETIREMENT PLANS

The Company sponsors defined benefit and defined contribution plans for its employees and provides certain health care benefits to eligible retirees and their dependents. The components of net pension and other postretirement benefit costs for Company sponsored plans for the periods presented are provided below (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Service cost	$959	$10,134	$10	$10
Interest cost	10,413	10,150	74	66
Expected return on plan assets	(11,927)	(13,299)	—	—
Amortization of prior service cost (credit)	40	49	1	(15)
Amortization of net loss (gain)	2,268	3,513	(18)	3
Settlements	750	650	—	—

Net periodic benefit costs	$2,503	$11,197	$67	$64

	26-weeks Ended
	Pension Benefits		Other Postretirement Plans
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Service cost	$1,925	$20,268	$19	$19
Interest cost	20,230	20,300	148	132
Expected return on plan assets	(24,148)	(26,597)	—	—
Amortization of prior service cost (credit)	79	98	3	(31)
Amortization of net loss (gain)	4,128	7,026	(36)	7
Settlements	1,500	1,300	—	—

Net periodic benefit costs	$3,714	$22,395	$134	$127

In the second quarter of 2016, the Company recorded a $22 million increase to its pension obligation, with a corresponding increase to Accumulated other comprehensive loss, to correct a computational error related to the September 30, 2015 USF pension plan freeze. The Company determined the error did not materially impact the financial statements for any of the periods reported. The fiscal year 2016 decrease in net periodic pension benefit costs is primarily attributable to the September 30, 2015 USF pension plan freeze.

The Company contributed $36 million and $48 million to its defined benefit plans during the 26-week periods ended July 2, 2016 and June 27, 2015, respectively. The Company has funded all required contributions to the Company-sponsored pension plans for fiscal year 2016.

The Company’s employees are eligible to participate in a Company sponsored defined contribution 401(k) Plan which provides for Company matching on the participant’s contributions of up to 100% of the first 3% of participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. During 2015, Company matching on the participant’s contributions were 50% of the first 6% of a participant’s compensation. The Company’s contributions to this plan were $10 million and $6 million for the 13-weeks ended July 2, 2016 and June 27, 2015, respectively. The Company’s contributions to this plan were $22 million and $14 million for the 26-weeks ended July 2, 2016 and June 27, 2015, respectively.

The Company also contributes to numerous multiemployer pension plans under the terms of certain of its collective bargaining agreements that cover its union-represented employees. The Company does not administer these multiemployer pension plans. The Company’s contributions to these plans were $8 million and $9 million for the 13-week periods ended July 2, 2016 and June 27, 2015. The Company’s contributions to these plans were $16 million and $17 million for the 26-week periods ended July 2, 2016 and June 27, 2015.

14.	REDEEMABLE COMMON STOCK

Redeemable common stock is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable. Prior to the Company’s IPO, common stock owned by management and key employees gave the holder, via the management stockholder’s agreement, the right to require the Company to repurchase all of his or her restricted common stock in the event of a termination of employment due to death or disability. If an employee terminated for any reason other than death or disability, the contingent put option was cancelled. Since this redemption feature, or put option, was outside of the control of the Company, the value of the shares was shown outside of permanent equity as Redeemable common stock. In addition to the value of the common stock held, stock-based awards with similar underlying common stock were also recorded in Redeemable common stock. Redeemable common stock included values for common stock issuances to key employees, vested restricted shares, vested restricted stock units and vested stock option awards.

In connection the Company’s IPO, the management stockholder’s agreement was amended to remove the put option; therefore the common stock no longer has a redemption feature that is outside the Company’s control and could require the Company to redeem these shares. Accordingly, the entire amount reflected in Redeemable common stock was reclassified to Shareholders’ equity during the second quarter of 2016. Based on the current redemption feature of the common stock, there will be no amounts attributed to Redeemable common stock in future periods.

15.	EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the 13-week and 26-week periods ended July 2, 2016 and June 27, 2015 were insignificant and did not materially impact the calculation of basic or diluted EPS.

Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock, shares in Redeemable common stock, if any, (including common stock issuances to key employees, vested restricted shares and vested restricted stock units) and non-vested restricted shares outstanding for the year.

Diluted EPS is computed using the weighted average number of shares of common stock, shares in Redeemable common stock, for the 13-week and 26-week periods ended June 27, 2015, and non-vested restricted shares outstanding for the period, plus the effect of potentially dilutive securities. Stock options and unvested restricted stock units are considered potentially dilutive securities. For the 13-week and 26-week periods ended July 2, 2016, potentially dilutive securities were not included in the computation because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13-Weeks Ended		26-Weeks Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Numerator:
Net (loss) income (in thousands)	$(13,392)	$164,961	$(81)	$172,076

Denominator:
Weighted-average common shares outstanding	190,077,211	169,575,384	179,599,467	169,577,547
Dilutive effect of Share-based awards	—	1,270,775	—	1,324,363

Weighted-average dilutive shares outstanding	190,077,211	170,846,159	179,599,467	170,901,910

Basic (loss) income per share	$(0.07)	$0.97	$—	$1.01

Diluted income per share	$(0.07)	$0.97	$—	$1.01

For the 13-week and 26-week periods ended July 2, 2016, Share-based awards totaling 10,290,392, were not included in the computation of diluted income (loss) per share because their inclusion would be anti-dilutive.

16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 2,	June 27,	July 2,	June 27,
Accumulated Other Comprehensive Loss Components	2016	2015	2016	2015
Defined benefit retirement plans:
Accumulated Other Comprehensive Loss beginning of period (1)	$(71,745)	$(153,841)	$(74,378)	$(158,041)

Reclassification adjustments:
Amortization of prior service cost	41	34	82	67
Amortization of net loss	2,250	3,516	4,092	7,033
Settlements(2)(3)	750	650	1,500	1,300
Prior year correction(5)	(21,917)	—	(21,917)	—

Total before income tax(2)(3)	(18,876)	4,200	(16,243)	8,400
Income tax provision(4)	—	—	—	—

Current period Comprehensive (Loss) Income—net of tax	(18,876)	4,200	(16,243)	8,400

Accumulated Other Comprehensive Loss end of period (1)	$(90,621)	$(149,641)	$(90,621)	$(149,641)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of Net periodic benefit costs. See Note, 13 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.
(4)	No impact due to the Company’s full valuation allowance. See Note 17, Income Taxes.
(5)	Correction of a computational error related to a third quarter 2015 pension curtailment. See Note, 13 Retirement Plans for additional information.

17.	INCOME TAXES

The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.

The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 26-weeks ended July 2, 2016 and June 27, 2015 for purposes of determining its year to date tax expense (benefit).

The valuation allowance against the net deferred tax assets was $152 million at January 2, 2016. The valuation allowance against the net deferred tax assets increased $6 million during the 26-weeks ended July 2, 2016, which resulted in a $158 million total valuation allowance at July 2, 2016. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 13-weeks ended July 2, 2016 and June 27, 2015 of 4 % and 31%, respectively, varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 13-weeks ended July 2, 2016 and June 27, 2015, the valuation allowance increased $6 million and decreased $17 million, respectively. The increase in the valuation allowance during the 13-weeks ended July 2, 2016 was primarily related to a reduction of the year to date income as compared to the 13-weeks ended April 2, 2016. Additionally, the effective tax rate for the 13-weeks ended July 2, 2016 was impacted by the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate, however, they had a significant impact on the effective tax rate on a percentage basis as compared to the ordinary loss of $14 million for the 13-weeks ended July 2, 2016. The decrease in the valuation allowance during the 13-weeks ended June 27, 2015 was primarily the result of an increase in the estimated ordinary income for the full-year which was impacted by the $300 million termination fee received pursuant to the terminated Acquisition Agreement, offset by an increase in the valuation allowance as compared to the 13-weeks ended March 28, 2015 that was primarily the result of the application of the estimated annual effective tax rate to the year to date ordinary loss in the 13-weeks ended March 28, 2015. In determining the estimated annual effective tax rate for fiscal 2015 in the 13-weeks ended March 28, 2015, the Company estimated an increase in the valuation allowance due to an increase in deferred tax liabilities related to indefinite-lived intangibles. While the company estimated ordinary income and an increase in the valuation allowance for the full fiscal year, the valuation allowance as of March 28, 2015 decreased as a result of the application of the annual effective tax rate to the year to date ordinary loss.

The effective tax rate of 150% for the 26-weeks ended July 2, 2016 varied from the 35% federal statutory rate primarily as a result of a change in the valuation allowance and the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate, however, they had a significant impact on the effective tax rate on a percentage basis as compared to the year to date ordinary income of $ 0.2 million. The effective tax rate of 18% for the 26-weeks ended June 27, 2015 varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 26-weeks ended June 27, 2015, the valuation allowance decreased $40 million. The $40 million decrease was the result of an increase in the estimated ordinary income for the full-year which was impacted by the $300 million termination fee received pursuant to the terminated Acquisition Agreement, offset by an increase in the valuation allowance due to an increase in deferred tax liabilities related to indefinite-lived intangibles.

18.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of July 2, 2016, the Company has $880 million of purchase orders and purchase contract commitments, of which $653 million, $130 million and $97 million pertain to products to be purchased in the balance of fiscal year 2016, and in fiscal years 2017, and 2018, respectively, and are not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At July 2, 2016, the Company had diesel fuel forward purchase commitments totaling $122 million through September 2017. The Company also enters into forward purchase agreements for electricity. At July 2, 2016, the Company had electricity forward purchase commitments totaling $10 million through March 2018. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

Legal Proceedings–The Company and its subsidiaries are parties to a number of legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted, if decided adversely to or settled by the Company—may result in liabilities material to its financial position, results of operations, or cash flows. The Company recognizes provisions with respect to the proceedings where appropriate. These are reflected in the Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense attorney fees as incurred.

19.	BUSINESS SEGMENT INFORMATION

The Company operates in one business segment based on how the Company’s chief operating decision maker—the CEO— views the business for purposes of evaluating performance and making operating decisions.

The Company markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution centers. The Company’s distribution centers form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution centers. Capital projects—whether for cost savings or generating incremental revenue—are evaluated based on estimated economic returns to the organization as a whole (e.g., net present value, return on investment).

The measure used by the CEO to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit), and Depreciation and amortization – collectively “EBITDA” – adjusted for: (1) Sponsor fees; (2) Restructuring and tangible asset impairment charges; (3) Share-based compensation (4) the non-cash impact of LIFO adjustments; (5) Loss on extinguishment of debt (6) Business transformation costs; (7) Acquisition-related costs; (8) Acquisition termination fees–net; and (9) Other gains, losses or charges as specified under the Company’s debt agreements. Costs to optimize and transform the Company’s business are noted as business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA. Business transformation costs include costs related to significant process and systems redesign in the Company’s replenishment and category management functions; cash & carry retail store strategy; and process and system redesign related to the Company’s sales model.

The aforementioned items are specified as items to add to EBITDA in arriving at Adjusted EBITDA per the Company’s debt agreements and, accordingly, the Company’s management includes such adjustments when assessing the operating performance of the business.

The following is a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net (loss) income for the periods presented (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Adjusted EBITDA	$260,183	$236,399	$462,836	$394,657
Adjustments:
Sponsor fees (1)	(33,214)	(2,513)	(35,691)	(5,044)
Restructuring and tangible asset impairment charges(2)	(13,360)	(51,439)	(24,137)	(52,593)
Share-based compensation expense (3)	(4,881)	(2,847)	(9,667)	(5,313)
LIFO reserve change(4)	6,683	(2,644)	17,742	21,854
Loss on extinguishment of debt(5)	(42,149)	—	(42,149)	—
Business transformation costs (6)	(6,535)	(10,521)	(15,771)	(19,993)
Acquisition related costs(7)	—	(40,877)	(671)	(55,985)
Acquisition termination fees–net(8)	—	287,500	—	287,500
Other(9)	(5,300)	(5,815)	(3,580)	(16,057)

EBITDA	161,427	407,243	348,912	549,026
Interest expense–net	(70,245)	(69,981)	(140,804)	(140,894)
Income tax benefit (provision)	565	(74,517)	(242)	(38,824)
Depreciation and amortization expense	(105,139)	(97,784)	(207,947)	(197,232)

Net (loss) income	$(13,392)	$164,961	$(81)	$172,076

(1)	Consists of fees paid to the Sponsors for consulting and management advisory services. On June 1, 2016, the consulting and management agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million.
(2)	Consists primarily of facility related closing costs, including severance and related costs, tangible asset impairment charges, organizational realignment costs and estimated multiemployer pension withdrawal liabilities.
(3)	Share-based compensation expense for vesting of stock awards.
(4)	Represents the non-cash impact of LIFO reserve adjustments.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of certain pre-existing unamortized debt issuance costs, partially offset by the write-off of unamortized issue premium. See Note 10, Debt.
(6)	Consists primarily of costs related to significant process and systems redesign, across multiple functions.
(7)	Consists of costs related to the Acquisition, including certain employee retention costs.
(8)	Consists of net fees received in connection with the termination of the Acquisition Agreement.
(9)	Other includes gains, losses or charges as specified under USF’s debt agreements. The 2016 balance includes a $7 million insurance benefit, primarily offset by IPO readiness costs and brand re-launch and marketing costs. The 2015 balance primarily includes a $16 million legal settlement charge and a $10 million insurance benefit.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal,” or similar expressions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report include, among others:

•	Our ability to remain profitable during times of cost inflation, commodity volatility, and other factors

•	Industry competition and our ability to successfully compete

•	Our reliance on third-party suppliers, including the impact of any interruption of supplies or increases in product costs

•	Risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, and increases in interest rates

•	Any change in our relationships with GPOs

•	Any change in our relationships with long-term customers

•	Our ability to increase sales to independent customers

•	Our ability to successfully consummate and integrate future acquisitions

•	Our ability to achieve the benefits that we expect from our cost savings programs

•	Shortages of fuel and increases or volatility in fuel costs

•	Any declines in the consumption of food prepared away from home, including as a result of changes in the economy or other factors affecting consumer confidence

•	Liability claims related to products we distribute

•	Our ability to maintain a good reputation

•	Costs and risks associated with labor relations and the availability of qualified labor

•	Changes in industry pricing practices

•	Changes in competitors’ cost structures

•	Our ability to retain customers not obligated by long-term contracts to continue purchasing products from us

•	Environmental, health and safety costs

•	Costs and risks associated with government laws and regulations, including environmental, health, safety, food safety, transportation, labor and employment laws and regulations, and changes in existing laws or regulations

•	Technology disruptions and our ability to implement new technologies

•	Costs and risks associated with a potential cybersecurity incident

•	Our ability to manage future expenses and liabilities associated with our retirement benefits

•	Disruptions to our business caused by extreme weather conditions

•	Costs and risks associated with litigation

•	Changes in consumer eating habits

•	Costs and risks associated with our intellectual property protections

•	Risks associated with potential infringements of the intellectual property of others

For a detailed discussion of these risks and uncertainties, see the section entitled “Risk Factors,” in our prospectus (filed as part of the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (“SEC”) (Registration No. 333-209442), as amended). All forward-looking statements made in this presentation are qualified by these cautionary statements. The forward-looking statements contained in this presentation speak only as of the date of this presentation. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto for the quarter ended July 2, 2016 and the audited consolidated financial statements and the notes thereto for the fiscal year ended January 2, 2016, included in the Company’s prospectus dated May 25, 2016 (the “Prospectus”), which was filed with the SEC on May 27, 2016 (pursuant to Rule 424(b)(4) under the Securities Act of 1933). This discussion of our results includes certain financial measures that are not in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these non-GAAP measures is discussed in the Non-GAAP Reconciliations herein.

Overview

We are a leading foodservice distributor in the United States, with about $23 billion in Net sales in fiscal 2015. We supply approximately 250,000 customer locations nationwide consisting of independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide approximately 400,000 fresh, frozen and dry food SKUs and non-food items, including our extensive and growing assortment of private brands that offer uncompromised quality and ingredients, sourced from approximately 5,000 suppliers. We strive to bring labor savings and waste reduction to the chef without sacrificing quality, all at price points that support our customer competitiveness while offering menu ideas that satisfy changing consumer trends and preferences. We employ over 4,000 sales associates that leverage a team-based selling approach, supported by marketing, category management and merchandising professionals as well as a sales support team of experienced, world-class chefs and restaurant operations consultants. Additionally, our e-commerce and analytical tools enable our customers to more easily transact with us and facilitate more consultative and value-added relationships between our customers and our sales associates. We operate a network of 62 distribution facilities and a fleet of approximately 6,000 trucks with an efficient, functionalized operating model that retains the flexibility to execute locally across our nationwide presence.

Termination of Sysco Acquisition Agreement

In December 2013, we entered into an agreement (the “Acquisition Agreement”) to merge with Sysco Corporation (the “Acquisition”). Following the failure to obtain regulatory approvals, the Acquisition Agreement was subsequently terminated on June 26, 2015. This 18-month period was challenging for our business. Sales growth slowed as many potential new customers were hesitant to switch their business to us during this period of uncertainty. During this time, we remained focused on our strategy by bringing innovative products to market, expanding our portfolio of business solutions for our customers and driving advancements in technology. As it became apparent that obtaining regulatory approval would be more challenging than expected, we began to see a recovery of sales momentum, particularly with our independent restaurant customers. Following the termination of the Acquisition Agreement, this momentum has continued to build.

Business Drivers, Trends and Outlook

General economic trends and conditions, including demographic changes, inflation, deflation, consumer confidence and disposable income, coupled with changing tastes and preferences, influence the amount that consumers spend on food-away-from-home, which can affect our customers and in turn our sales. Additionally, given that a large portion of our business is based on markups over cost, sudden inflation or prolonged deflation can negatively impact our sales and gross margin. Despite these economic conditions, and the period of uncertainty related to the terminated Acquisition noted above, case volume has remained strong, with increasing growth to our independently owned single and multi-unit restaurant customers. Our investments in a common technology platform, efficient transactional and operational model, e-commerce and analytic tools that support our team-based selling approach, coupled with merchandising and product innovation, have helped us leverage our costs, maintain our sales, and differentiate us from our competitors.

During the remainder of fiscal 2016, we expect positive growth in foodservice industry demand; however, we expect competitive pressures to remain high. Sales to our independent restaurant customers, which generally have higher margins, are accounting for an increasing proportion of our sales mix. Sales of our private brands, which generally have higher margins compared to similar manufacturer-branded offerings, are also increasing as compared to the prior fiscal year. In addition to our focus on sales growth, we are continuing to focus on our operating costs, including consolidating and optimizing our distribution facilities, changes to our field operational model, and our benefit programs.

As of July 2, 2016, approximately one-third of our facilities have collective bargaining agreements. In fiscal year 2016, fourteen collective bargaining agreements covering approximately 1,600 employees are subject to renegotiation. While we believe we generally have good relations with our employees, including those represented by unions, from time to time we experience work stoppages or strikes. In June 2016, we ceased operations at our Baltimore, Maryland distribution center. The employees represented by Teamster Locals 570 and 355 went on strike. We have transferred our Baltimore business to our other distribution centers. In May 2016 employees represented by Teamster local unions at several of our distribution centers executed intermittent sympathy strikes in support of the strikes by the Baltimore unions. In June 2016, we reached a closure agreement with Local 570. In May 2016, employees represented by the Teamsters Locals 848 and 542 at our Corona distribution center went on strike for a period of three days over an unfair labor practice charge that was filed in February 2016 and dismissed in June 2016. Employees represented by Teamster local unions at three of our other distribution centers conducted intermittent sympathy strikes in support of the Corona strike. While we do not believe these labor disruptions have a material impact on our business, because of our contingency plans to mitigate any adverse effects of such labor disputes and work stoppages, customer deliveries could be delayed and our warehouse and delivery costs can increase. We are continuing to evaluate the impact of these recent union actions on our results of operations. We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Results of Operations

Accounting Periods

We operate on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. Fiscal year 2016 is a 52-week fiscal year. Fiscal year 2015 was a 53-week fiscal year.

Selected Historical Results of Operations

The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(in millions)*
Net sales	$5,807	$5,842	$11,400	$11,396
Cost of goods sold	4,773	4,849	9,406	9,474

Gross profit	1,034	993	1,994	1,922
Operating expenses:
Distribution, selling and administrative costs	923	919	1,787	1,805
Restructuring and tangible asset impairment charges	13	51	24	53

Total operating expenses	936	971	1,811	1,857

Operating income	98	22	183	64
Acquisition termination fees—net	—	288	—	288
Interest expense—net	70	70	141	141
Loss on extinguishment of debt	42	—	42	—

(Loss) income before income taxes	(14)	239	—	211
Income tax (benefit) provision	(1)	74	—	39

Net (loss) income	$(13)	$165	$—	$172

Percentage of Net Sales:
Gross profit	17.8%	17.0%	17.5%	16.9%
Distribution, selling and administrative costs	15.9%	15.7%	15.7%	15.8%
Operating expenses	16.1%	16.6%	15.9%	16.3%
Operating income	1.7%	0.4%	1.6%	0.6%
Net (loss) income	(0.2)%	2.8%	0.0%	1.5%
Other Data:
Cash flows-operating activities	164	163	301	265
Cash flows-investing activities	(80)	(62)	(161)	(127)
Cash flows-financing activities	(111)	(6)	(543)	(9)
Capital Expenditures	30	54	67	111
EBITDA (1)	161	407	349	549
Adjusted EBITDA (1)	260	236	463	395
Adjusted Net income (loss)(1)	85	(6)	114	18
Free cash flow (1)	134	109	234	154

(*)	Amounts may not add due to rounding.
(1)	EBITDA, Adjusted EBITDA, and Adjusted Net income are measures used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense—net, Income tax provision (benefit), and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible asset impairment charges; 3) Share-based compensation expense; 4) the non-cash impact of LIFO reserve adjustments; 5) Loss on extinguishment of debt; 6) Business transformation costs; 7) Acquisition-related costs; 8) Acquisition termination fees—net; and 9) Other gains, losses, or charges as specified in USF’s debt agreements. Adjusted Net income is defined as Net income (loss) excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions. EBITDA, Adjusted EBITDA, and Adjusted Net income as presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP.

Free cash flow is defined as Cash flows provided by operating activities less Capital expenditures. Free cash flow is used by management as a supplemental measure of our liquidity. For additional information, see non-GAAP reconciliations below.

Non-GAAP Reconciliations

We provide EBITDA, Adjusted EBITDA, and Adjusted Net income as supplemental measures to GAAP regarding our operational performance. These non-GAAP financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.

We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because they exclude amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include Restructuring and tangible asset impairment charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, Business transformation costs (business costs associated with the redesign of systems and processes), Acquisition related costs, Acquisition termination fees—net, and other items as specified in our debt agreements.

We believe that Adjusted Net income is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, amortization, interest expense, and income taxes on a consistent basis from period to period. Adjusted Net income is Net income (loss) excluding such items as Restructuring and tangible asset impairment charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, Business transformation costs (cost associated with redesign of systems and process), and other items, and adjusted for the tax effect of the exclusions. We believe that Adjusted Net income is used by investors, analysts and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance as well as our performance relative to our competitors as they assist in highlighting trends, (b) to set internal sales targets and spending budgets, (c) to measure operational profitability and the accuracy of forecasting, (d) to assess financial discipline over operational expenditures, and (e) as an important factor in determining variable compensation for management and employees. EBITDA and Adjusted EBITDA are also used for certain covenants and restricted activities under our debt agreements. We also believe these non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

We use Free cash flow to review the liquidity of our operations. We measure Free cash flow as Cash flows provided by operating activities less capital expenditures. We believe that Free cash flow is a useful financial metric to assess our ability to pursue business opportunities and investments. Free cash flow is not a measure of our liquidity under GAAP and should not be considered as an alternative to Cash flows provided by operating activities.

We caution readers that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, Adjusted Net income, and Free cash flow may not be the same as similar measures used by other companies. Not all companies and analysts calculate EBITDA, Adjusted EBITDA, Adjusted Net income or Free cash flow in the same manner. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by presenting the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures.

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted Net income (loss) and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(in millions)*
Net (loss) income	$(13)	$165	$—	$172
Interest expense, net	70	70	141	141
Income tax (benefit) provision	(1)	74	—	39
Depreciation and amortization expense	105	98	208	197

EBITDA	161	407	349	549
Adjustments:
Sponsor fees(1)	33	3	36	5
Restrucuturing and tangible asset impairment charges(2)	13	51	24	53
Share-based compensation expense(3)	5	3	10	5
LIFO reserve change (4)	(7)	3	(18)	(22)
Loss on extinguishment of debt (5)	42	—	42	—
Business transformation costs(6)	7	11	16	20
Acquisition related costs(7)	—	41	1	56
Acquisition termination fees—net (8)	—	(288)	—	(288)
Other(9)	5	6	3	17

Adjusted EBITDA	260	236	463	395
Depreciation and amortization expense	(105)	(98)	(208)	(197)
Interest expense—net	(70)	(70)	(141)	(141)
Income tax benefit (provision), as adjusted (10)	1	(74)	—	(39)

Adjusted Net income (loss)	$85	$(6)	$114	$18

Free cash flow
Cash flows from operating activities	$164	$163	$301	$265
Capital expenditures	30	54	67	111

Free cash flow	$134	$109	$234	$154

(*)	Amounts may not add due to rounding.
(1)	Consists of fees paid to Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), collectively, (the “Sponsors”) for consulting and management advisory services. On June 1, 2016, the consulting and management agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million.
(2)	Consists primarily of facility related closing costs, including severance and related costs, tangible asset impairment charges, organizational realignment costs and estimated multiemployer pension withdrawal liabilities.
(3)	Share-based compensation expense for vesting of stock awards.
(4)	Represents the non-cash impact of LIFO reserve adjustments.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of certain pre-existing unamortized debt issuance costs, partially offset by the write-off of unamortized issue premium. See Note 10, Debt.
(6)	Consists primarily of costs related to significant process and systems redesign across multiple functions.
(7)	Consists of costs related to the Acquisition, including certain employee retention costs.
(8)	Consists of net fees received in connection with the termination of the Acquisition Agreement.
(9)	Other includes gains, losses or charges as specified under USF’s debt agreements. The 2016 balance includes a $7 million insurance benefit, primarily offset by Initial Public Offering (“IPO”) readiness costs and brand re-launch and marketing costs. The 2015 balance primarily includes a $16 million legal settlement charge and a $10 million insurance benefit.

(10)	Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net income and the removal of applicable discrete tax items. The tax effect of pre-tax items excluded from Adjusted Net income is computed using a statutory tax rate after taking into account the impact of permanent differences and valuation allowances. We recorded a valuation allowance against federal and state net deferred tax assets in the 13-week and 26-week periods ended July 2, 2016 and June 27, 2015. The result was an immaterial tax effect related to pre-tax items excluded from Adjusted Net income in the 13-week and 26-week periods ended July 2, 2016 and June 27, 2015, computed using the federal statutory tax rate of 35%. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, changes in valuation allowances, and the tax benefits recognized in continuing operations due to the existence of a gain in Other comprehensive income and loss in continuing operations.

Comparison of Results

13-Weeks Ended July 2, 2016 and June 27, 2015

Highlights

The comparison of results between the 13-weeks ended July 2, 2016 and June 27, 2015 is as follows:

•	Net sales decreased $36 million, or 0.6%, to $5,807 million. Case volume increased 1.2%.

•	Independent restaurant case volume grew 6.8%.

•	Operating income increased $76 million, or 345.5%, to $98 million in 2016. As a percentage of Net sales, Operating income increased to 1.7% in 2016, as compared to 0.4% in 2015.

•	Adjusted EBITDA increased 10.1% to $260 million in 2016 from $236 million in 2015. As a percentage of Net sales, Adjusted EBITDA increased to 4.5% in 2016 compared to 4.0% in 2015.

Net Sales

Net sales decreased $36 million, or 0.6%, to $5,807 million in 2016, which is comprised of a 1.2% increase in case volume and a 1.8% reduction in the overall rate per case. The increase in case volume improved Net sales by approximately $72 million, while the rate per case reduced Net sales by approximately $108 million. Acquisitions increased sales by $77 million or 1.3%. Sales of private brand products represented approximately 33.0% of total Net sales in 2016, increasing approximately 90 bps as compared to the second quarter of 2015.

We experienced strong case volume growth with independent restaurants. Case volume increased 6.8% over the prior quarter to independent restaurants, with organic independent restaurant case growth contributing 4.6%. Total organic case volume was essentially flat, reflecting planned exits of certain national chain restaurant business. The independent restaurant case growth was offset by declines in shipments to national restaurant chains, driven by planned exits, resulting in total growth in case volume of 1.2%.

The overall rate per case decline of 1.8% as compared to the second quarter of 2015 reflects the deflationary environment and product mix shifts. Deflation was experienced in several commodity categories, particularly beef, which contributed to lower average selling prices per case. Changes in product costs impact Net sales since a significant portion of our business is based on markups over cost.

Gross Profit

Gross profit increased $41 million, or 4.1%, to $1,034 million in the second quarter of 2016. As a percentage of Net sales, Gross profit increased by 0.8% to 17.8% in 2016 from 17.0% in 2015. Higher case volume, including the impact of acquisitions, increased Gross profit by 1.8%, compared to 2015. Additionally, merchandising initiatives, including efforts to reduce product costs through vendor management and other margin improvement initiatives, increased Gross profit by 1.4% over the second quarter of 2015. Our LIFO inventory costing increased Gross profit by approximately $10 million or 0.9% as compared to the prior year. Deflationary trends resulted in a LIFO benefit of $7 million compared to a charge of $3 million in 2015. While deflation moderated year over year, we continued to see deflation in center-of-plate items, most notably from beef.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $3 million, or 0.3%, to $922 million in 2016. As a percentage of Net sales, Distribution, selling and administrative costs were 15.9% compared to 15.7% in 2015. The increase included a $30.7 million termination fee resulting from termination of a consulting and management agreement with our Sponsors, $12 million of additional distribution expenses and $7 million increase in depreciation and amortization related to additional fleet assets and intangible asset amortization. These higher costs were partially offset by approximately $41 million of lower Acquisition-related costs, and a $6 million net decrease in our postretirement benefit costs.

Restructuring and Tangible Asset Impairment Charges

During 2015, we announced plans to streamline our field operational model and close our distribution facility in Baltimore, Maryland. During the second quarter of 2016 we incurred an additional $13 million in charges related to the field restructuring and the Baltimore facility closure. The Baltimore, Maryland distribution facility ceased operations in June 2016.

During the 13 weeks ended 2015, we accrued $46 million for estimated multiemployer pension withdrawal liabilities associated with the Baltimore closure and $5 million related to estimated severance and related costs. The estimated multiemployer pension cost was based on the latest available information received from the respective plans’ administrator and represented an estimate for a calendar year 2014 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from initial estimates.

Operating Expenses

Operating expenses, comprised of Distribution, selling, and administrative costs and Restructuring and tangible asset impairment charges, decreased $35 million or 3.6% to $936 million. Operating expenses as a percent of Net sales were 16.1% for the quarter, down from 16.6% in 2015. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $76 million, or 345.5%, to $98 million in 2016. Operating income as a percent of Net sales was 1.7% for the quarter, up from 0.4% in 2015. The change was primarily due to the factors discussed above.

Acquisition Termination Fees—Net

Fiscal year 2015 included net Acquisition termination fee income of $288 million, comprised of $300 million paid to us in connection with the termination of the Acquisition Agreement offset in part by a $12.5 million termination fee paid by us in connection with the termination of the related asset purchase agreement.

Interest Expense—Net

Interest expense—net was flat year over year.

Loss on Extinguishment of debt

As discussed in Note 10, Debt, in our unaudited consolidated financial statements, in June 2016 USF refinanced certain debt to lower borrowing costs and extend debt maturities. Additionally, we used the proceeds from our IPO to redeem a substantial portion of the Old Senior Notes. The loss on extinguishment of debt of $42 million, consisted of a $29 early redemption premium related to the Old Senior Notes, $7 million of lender and third party fees, and a $6 million write-off of certain pre-existing unamortized debt issuance costs and premiums related to the refinanced and redeemed facilities.

Income Taxes

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and our change in relative income in each jurisdiction.

The effective tax rate for the 13-weeks ended July 2, 2016 and June 27, 2015 of 4% and 31%, respectively, varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 13-weeks ended July 2, 2016 and June 27, 2015, the valuation allowance increased $6 million and decreased $17 million, respectively. The increase in the valuation allowance during the 13-weeks ended July 2, 2016 was primarily related to a reduction of the year to date income as compared to the 13-weeks ended April 2, 2016. Additionally, the effective tax rate for the 13-weeks ended July 2, 2016 was impacted by the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate, however, they had a significant impact on the effective tax rate on a percentage basis as compared to the ordinary loss of $14 million for the 13-weeks ended July 2, 2016. The decrease in the valuation allowance during the 13-weeks ended June 27, 2015 was primarily the result of an increase in the estimated ordinary income for the full-year which was impacted by the $300 million termination fee received pursuant to the terminated Acquisition Agreement, offset by an increase in the valuation allowance as compared to the 13-weeks ended March 28, 2015 that was primarily the result of the application of the estimated annual effective tax rate to the year to date ordinary loss in the 13-weeks ended March 28, 2015. In determining the estimated annual effective tax rate for fiscal 2015 in the 13-weeks ended March 28, 2015, we estimated an increase in the valuation allowance due to an increase in deferred tax liabilities related to indefinite-lived intangibles. While we estimated ordinary income and an increase in the valuation allowance for the full fiscal year, the valuation allowance as of March 28, 2015 decreased as a result of the application of the annual effective tax rate to the year to date ordinary loss.

Net (Loss) Income

Our Net loss was $13 million in 2016 as compared to Net income of $165 million in 2015. The decrease in our results of operations was primarily due to the factors discussed above.

26-Weeks Ended July 2, 2016 and June 27, 2015

Highlights

•	Net sales were flat for the period. Case volume grew 1.8%

•	Independent restaurant case volume grew 7.3%.

•	Operating income increased $119 million, or 185.9%, to $183 million in 2016. As a percentage of Net sales, Operating income increased to 1.6% in 2016, as compared to 0.6% in 2015.

•	Adjusted EBITDA increased to $463 million in 2016 from $395 million in 2015. As a percentage of Net sales, Adjusted EBITDA increased to 4.1% in 2016 compared to 3.5% in 2015.

Net Sales

Net sales were flat for the 26 weeks in 2016. Our growth in case volume of 1.8% was essentially offset by a 1.7% reduction in the overall rate per case. The increase in case volume improved Net sales by approximately $202 million, while the rate per case reduced Net sales by approximately $198 million. Acquisitions increased sales by $109 million or 1.0%. Sales of private brand products represented approximately 33.0% of total sales in 2016, increasing approximately 80 bps as compared to the 26 weeks of 2015.

We experienced strong case volume growth with independent restaurants. Case volume increased 7.3% over the prior year to independent restaurants, with organic independent restaurant growth contributing 5.5%. Total organic case volume increased 0.8%, reflecting planned exits of certain national restaurant chain business. The independent restaurant case growth was offset by declines in shipments to national restaurant chains, driven by planned exits, resulting in total growth in case volume of 1.8%.

The overall rate per case decline of 1.7% as compared to the 26 weeks of 2015 reflects the deflationary environment and product mix shifts. Deflation was experienced in several commodity categories, particularly beef, which contributed to lower average selling prices per case. Changes in product costs impact Net sales since a significant portion of our business is based on markups over cost.

Gross Profit

Gross profit increased $72 million, or 3.7%, to $1,994 million in the 26 weeks of 2016. As a percentage of Net sales, Gross profit increased by 0.6% to 17.5% in 2016 from 16.9% in 2015. Higher case volume, including the impact of acquisitions, increased Gross profit by 2.2%, compared to 2015. Additionally, merchandising initiatives, including efforts to reduce product costs through vendor management and other margin improvement initiatives, increased Gross profit by 1.7% over the 26 weeks of 2015. Our LIFO inventory costing decreased Gross profit by $4 million or 0.2% as compared to the prior year. Deflationary trends resulted in a LIFO benefit of $18 million compared to a benefit of $22 million in 2015. While deflation moderated year over year, the Company continued to see deflation in center-of-plate items, most notably from beef.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs decreased $18 million, or 1%, to $1,787 million in 2016. As a percentage of Net sales, Distribution, selling and administrative costs decreased 0.1% to 15.7% in 2016 from 15.8% in 2015. The decrease was due to $56 million of lower Acquisition-related costs, $14 million of lower fuel expenses, driven by declining fuel prices, and $11 million net reduction in postretirement benefit costs. These improvements were partially offset by the $30.7 million termination fee paid to our Sponsors mentioned earlier and an $11 million increase in depreciation and amortization expense, primarily related to fleet assets, and additional intangible asset amortization.

Restructuring and Tangible Asset Impairment Charges

During 2015, we announced plans to streamline our field operational model and close our distribution facility in Baltimore, Maryland. During 2016 we incurred an additional $21 million in charges related to the field restructuring and the Baltimore facility closure. Additionally, we incurred $3 million in 2016 related to an unused facility lease settlement.

In anticipation of the Baltimore closure, we accrued a restructuring charge of $51 million in the 26 weeks of 2015, including $46 million for estimated multiemployer pension withdrawal liabilities and $5 million related to estimated severance and related costs. The estimated multiemployer pension cost was based on the latest available information received from the respective plans’ administrator and represented an estimate for a calendar year 2014 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from initial estimates.

Operating Expenses

Operating expenses, comprised of Distribution, selling, and administrative costs and Restructuring and tangible asset impairment charges, decreased $46 million or 2.5% to $1,811 million. Operating expenses as a percent of Net sales were 15.9% for the quarter, down from 16.3% in 2015. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $119 million, or 185.9%, to $183 million in 2016. Operating income as a percent of Net sales increased 1.0% to 1.6% for the quarter, up from 0.6% in 2015. The change was primarily due to the factors discussed above.

Acquisition Termination Fees—Net

Fiscal year 2015 included net Acquisition termination fee income of $288 million, comprised of $300 million paid to us in connection with the termination of the Acquisition Agreement offset in part by a $12.5 million termination fee paid by us in connection with the termination of the related asset purchase agreement.

Interest Expense—Net

Interest expense—net was flat year over year.

Loss on Extinguishment of debt

As discussed in Note 10, Debt, in our unaudited consolidated financial statements, in June 2016 USF refinanced certain debt to lower borrowing costs and extend debt maturities. Additionally we used the proceeds from our IPO to redeem a substantial portion of Old Senior Notes. The loss on extinguishment of debt of $42 million, consisted of a $29 early redemption premium related to the Old Senior Notes, $7 million of lender and third party fees, and a $6 million write-off of certain pre-existing unamortized debt issuance costs and premiums related to the refinanced and redeemed facilities.

Income Taxes

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and our change in relative income in each jurisdiction.

We estimated our annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 26-weeks ended July 2, 2016 and June 27, 2015 for purposes of determining our year-to-date tax expense.

The effective tax rate of 150% for the 26-weeks ended July 2, 2016 varied from the 35% federal statutory rate primarily as a result of a change in the valuation allowance and the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate, however, they had a significant impact on the effective tax rate on a percentage basis as compared to the year to date ordinary income of $0.2 million. The effective tax rate of 18% for the 26-weeks ended June 27, 2015 varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 26-weeks ended June 27, 2015, the valuation allowance decreased $40 million. The $40 million decrease was the result of an increase in the estimated ordinary income for the full-year which was impacted by the $300 million termination fee received pursuant to the terminated Acquisition Agreement, offset by an increase in the valuation allowance due to an increase in deferred tax liabilities related to indefinite-lived intangibles.

A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

Net (Loss) Income

Our Net loss was $81 thousand in 2016 as compared to $172 million of Net income in 2015. The decrease in the results of operations is due to the factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements.

Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital and capital expenditures. As discussed below, we used the net proceeds from our IPO to paydown debt.

In June 2016 we issued 51,111,111 shares of common stock pursuant to our IPO for a cash offering price of $23.00 per share ($21.9075 per share net of underwriter discounts and commissions and before offering expenses), including the exercise in full by underwriters of their option to purchase 6,666,667 additional shares. We used the net proceeds from the IPO of $1,114 million (after the payment of underwriter discounts and commissions and offering expenses) to repay $1,090 million principal amount, and $23 million early redemption premium, for Old Senior Notes.

Subsequently, our wholly owned subsidiary US Foods, Inc. (“USF”) entered into a series of transactions to refinance the $2,042 million principal of its Amended 2011 Term Loan, and redeem the remaining $258 million in principal of its Old Senior Notes. The aggregate principal outstanding of the Amended 2011 Term Loan was increased to $2,200 million pursuant to USF entering into the Amended and Restated 2016 Term Loan. Additionally, USF issued $600 million principal of 5.875% unsecured Senior Notes due June 15, 2024, (the “2016 Senior Notes”). As a result, as of July 2, 2016, we had $3,871 million in aggregate indebtedness outstanding, net of $23 million of unamortized deferred financing costs. While some of proceeds from these transactions have been used to temporarily pay down revolving debt, we ultimately intend to use a portion of the funds to defease the $472 million principal CMBS Fixed Facility that remained outstanding at July 2, 2016.

Our primary financing sources for working capital and capital expenditures are our asset-based senior secured revolving loan ABL Facility (the “ABL Facility”) and our accounts receivable financing facility (the “2012 ABS Facility”). As of July 2, 2016, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $1,435 million, of which $1,327 million was available based on our borrowing base, all of which was secured.

The ABL Facility provides for loans of up to $1,300 million, with its capacity limited by borrowing base calculations. As of July 2, 2016, we had $9 million of outstanding borrowings and had issued letters of credit totaling $391 million under the ABL Facility. There was available capacity on the ABL Facility of $881 million at July 2, 2016, based on the borrowing base calculation.

Under the 2012 ABS Facility, USF and from time to time its subsidiaries, sell, on a revolving basis, their eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary. This subsidiary, in turn, grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). See Note 5, Accounts Receivable Financing Program in our unaudited consolidated financial statements. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $265 million at July 2, 2016. At its option, USF can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $446 million at July 2, 2016, based on the borrowing base calculation.

The Amended and Restated 2016 Term Loan had outstanding borrowings, as of July 2, 2016 of $2,186 million, net of $14 million of unamortized deferred financing costs. The Amended and Restated 2016 Term Loan bears interest of 4.0% – the London Inter Bank Offered Rate (“LIBOR”) floor of 0.75% plus 3.25%, at July 2, 2016 – and matures on June 27, 2023.

As of July 2, 2016, we had $592 million outstanding of 2016 Senior Notes, net of $8 million of unamortized deferred financing costs. The 2016 Senior Notes bear interest of 5.875% and mature on June 15, 2024. On or after June 15, 2019, the 2016 Senior Notes are redeemable, at USF’s option, in whole or in part at a price of 102.938% of their principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the 2016 Senior Notes declines to 101.469% and 100.0%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the 2016 Senior Notes may be redeemed with the aggregate proceeds from equity offerings, as defined in the 2016 Senior Notes indenture, at a redemption premium of 105.875%.

As of July 2, 2016, the CMBS Fixed Facility had an outstanding balance of $471 million, net of $1 million of unamortized deferred financing costs and is secured by mortgages on 34 properties, consisting of distribution centers. The CMBS Fixed Facility bears interest of 6.38% and matures on August 1, 2017. USF expects to complete the defeasance of the CMBS Fixed Facility in the third quarter of 2016 for cash of approximately $490 million, depending upon whether or not the purchase price of U.S. government securities is sufficient enough to generate cash flow to fund interest payments from the effective date of the defeasance through February 1, 2017, the first available repayment date of the CMBS Fixed Facility. USF expects to incur costs between $10 million and $20 million for a defeasance penalty, and related fees and expenses, to complete the CMBS Fixed Facility defeasance.

In January 2015, USF entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (the “TRBs”) that provide certain tax incentives related to the construction of a new distribution facility. As of July 2, 2016, $22 million has been drawn on the TRBs resulting in $22 million being recognized as a long-term asset and a corresponding long-term liability in our Consolidated Balance Sheet.

As of July 2, 2016, USF also had $315 million of obligations under capital leases for transportation equipment and building leases.

USF’s June 2016 debt refinancings extended maturities of debt facilities and lowered borrowing costs. After giving effect to the planned defeasance of USF’s CMBS Fixed Facility, USF’s largest debt facilities will now mature in 2023 and 2024 with scheduled principal payments of $2.1 billion and $600 million, respectively. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of USF’s indebtedness, see Note 10, Debt, in our unaudited consolidated financial statements.

We believe that the combination of cash generated from operations—together with availability under our debt agreements and other financing arrangements—will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.

Our future financial and operating performance, ability to service or refinance our debt, and ability to comply with covenants and restrictions contained in our debt agreements will be subject to: (1) future economic conditions, (2) the financial health of our customers and suppliers, and (3) financial, business and other factors—many of which are beyond our control.

Every quarter, we review rating agency changes for all of the lenders that have a continuing obligation to provide us with funding. We are not aware of any facts that indicate our lenders will not be able to comply with the contractual terms of their agreements with us. We continue to monitor the credit markets generally and the strength of our lender counterparties.

From time-to-time, we repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, negotiated repurchases, and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, our debt trading levels, our cash position, and other considerations. The Sponsors or their affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In these cases, our debt is not retired, and we would continue to pay interest in accordance with the terms of the related debt agreements.

USF’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of July 2, 2016, USF had $380 million of restricted payment capacity, and $1,959 million of its net assets that were restricted under these covenants.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of July 2, 2016, we were in compliance with all of our debt agreements.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	26-Weeks Ended
	July 2,	June 27,
	2016	2015
	(in millions)
Net (loss) income	$—	$172
Changes in operating assets and liabilities - net of business acquisitions	39	(161)
Other adjustments	262	254

Net cash provided by operating activities	301	265

Net cash used in investing activities	(161)	(127)

Net cash used in financing activities	(543)	(9)

Net (decrease) increase in cash and cash equivalents	(403)	129
Cash and cash equivalents, beginning of period	518	344

Cash and cash equivalents, end of period	$115	$473

Operating Activities

Cash flows provided by operating activities were $301 million and $265 million for the 26-weeks ended July 2, 2016 and June 27, 2015, respectively. The improvement in cash flows from operating activities resulted from improvements in overall operating performance driven by margin improvements and reductions in operating expenses. Prior year net income includes a benefit of $288 million related to the net Acquisition Termination Fee recognized. No cash inflows or outflows related to the termination of the Acquisition had occurred as of June 27, 2015.

Investing Activities

Cash flows used in investing activities in 2016 reflect our strategy to selectively pursue acquisitions to accelerate our growth. During the 26-weeks ended July 2, 2016, business acquisitions included a produce processor, repacker, and distributor and a broadline distributor. Total consideration consisted of cash of approximately $96 million plus $6 million for the estimated value of contingent consideration. We also purchased a noncontrolling interest of approximately $8 million in a technology company that provides point-of-sale business intelligence to restaurants, which serves to support our sales initiatives. Approximately $67 million of purchases were made for property and equipment. Cash spending on property and equipment was down from the prior year due to 2015 spending of approximately $58 million for two distribution facility construction/expansion projects.

Cash used in investing activities in 2015 reflected the pending status of the Acquisition. During the 26-weeks ended June 27, 2015, we spent $111 million for property and equipment and purchased $21 million of self-funded industrial revenue bonds. See – “Financing Activities” below for the offsetting cash inflow and further discussion in Note 10, Debt, in our unaudited consolidated financial statements.

We expect total capital additions in 2016 to be approximately $280 million, inclusive of approximately $80 million in fleet capital leases. During the 26 weeks ended July 2, 2016, capital additions totaled $131 million, of which $64 million was fleet capital leases. We expect to fund our capital expenditures with available cash generated from operations.

Financing Activities

Cash flows used in financing activities of $543 million in the 26-weeks ended July 2, 2016 included net proceeds from our IPO of $1,114 million, and net proceeds from debt issuances and refinancings. We used the proceeds from these transactions to redeem the $1,348 million in principal of USF’s Old Senior Notes, plus an early redemption premium of $29 million, and pay down other debt facilities. In addition to the early redemption premium, we incurred approximately $26 million of other debt financing costs and fees in connection with the debt refinancings. We also paid a $666 million one-time special cash distribution to our shareholders, of which, $657 million was paid to the Sponsors. We funded the distribution through a $75 million borrowing under the 2012 ABS Facility, a $239 million borrowing under the ABL Facility, and $352 million in available cash.

Cash flows used in financing activities of $9 million in 2015 included $26 million of payments on debt and capital leases, including $2 million of Old Senior Notes repurchased from certain entities associated with KKR. Additionally, we repurchased $2 million of common stock from terminated employees.

In January 2015, we entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in TRBs that provide certain tax incentives related to the construction of a new distribution facility. We borrowed $21 million of the TRBs in the first half of 2015.

Retirement Plans

We sponsor several qualified retirement plans and a nonqualified retirement plan (“Retirement Plans”) that pay benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement health and welfare plans that provide benefits for eligible retirees and their dependents. We contributed $36 million and $48 million to the Retirement plans during the 26-week periods ended July 2, 2016 and June 27, 2015, respectively. We have made all required contributions to the Company-sponsored pension plans for fiscal year 2016.

Certain employees are eligible to participate in USF’s defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may match participant contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum matching contribution of 4%. Our contributions to this plan were $22 million and $14 million for the 26-weeks ended July 2, 2016 and June 27, 2015, respectively.

We also contribute to various multiemployer benefit plans under certain collective bargaining agreements. At July 2, 2016, we had $36 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031, at effective interest rates ranging from 5.9% to 6.5%.

Contractual Obligations

See the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus for our contractual cash obligations as of January 2, 2016. There have been no material changes to our specified contractual obligations through July 2, 2016, except for the change in long term maturities due to the June 2016 debt refinancings discussed above.

Off-Balance Sheet Arrangements

We entered into $70 million in letters of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $318 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $3 million in letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our Prospectus includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during quarter ended July 2, 2016.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements in our unaudited consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain risks arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through managing our core business activities. We manage economic risks—including interest rate, liquidity, and credit risk—primarily by managing the amount, sources, and duration of our debt funding. While we have held derivative financial instruments in the past to assist in managing our exposure to variable interest rate terms on certain of our borrowings, we are not currently party to any derivative contracts.

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates, based on LIBOR or the alternate base rate (“ABR”), as defined in USF’s credit agreements. Accordingly, we will be exposed to fluctuations in interest rates. A 1% change in LIBOR and the prime rate would cause the interest expense on USF’s $2.5 billion of floating rate debt facilities (see Note 10, Debt, in our unaudited consolidated financial statements) to change by approximately $25 million per year. This change does not consider the LIBOR floor of 1.0% on $2.2 billion in principal of USF’s variable rate term loan.

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of July 2, 2016, we had diesel fuel forward purchase commitments totaling $122 million through December 2017. These locked in approximately 64% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $6 million in additional fuel cost on such uncommitted volumes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to Company management—including our Chief Executive Officer and Chief Financial Officer—as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 18, Commitments and Contingencies, in our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Prospectus, which is accessible on the SEC’s website at www.sec.gov..

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2016, we closed our initial public offering, selling 51,111,111 shares of common stock for a cash offering price of $23.00 per share ($21.9075 per share net of underwriter discounts and commissions), including the exercise in full by underwriters of their option to purchase 6,666,667 additional shares. The offering was registered under the Securities Act on the Registration Statement (Registration No. 333-209442). Our common stock is listed on the New York Stock Exchange under the ticker symbol “USFD”.

In connection with the offering we paid the underwriters a discount of $1.0925 per share, for a total underwriting discount of approximately $55.8 million. In addition, we incurred other direct expenses in connection with the offering of $5.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent or more of our common stock or any other affiliates.

We used the net proceeds from the offering of approximately $1,114 million (after the payment of underwriter discounts and commissions and offering expenses) to redeem $1,090 million principal amount, and pay the related $23 million early redemption premium, for USF’s 8.5% unsecured Senior Notes due June 30, 2019, “Old Senior Notes”.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In connection with the Company’s waiver of certain of the non-solicit provisions of the Severance Agreement, dated August 10, 2009, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Stuart Schuette (the “Schuette Severance Agreement”), the Company and Mr. Schuette entered into a Modification of the Schuette Severance Agreement whereby Mr. Schuette’s non-solicitation and non-interference obligations outlined in Section 6.3 of the Schuette Severance Agreement were extended for an additional 12-month period, until and including March 31, 2018.

Item 6.	Exhibits

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of US Foods Holding Corp., effective May 25, 2016 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on June 1, 2016).

3.2	Amended and Restated Bylaws of US Foods Holding Corp. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on June 1, 2016).

4.4.1	Indenture, dated as of June 27, 2016, among US Foods, Inc., the Subsidiary Guarantors from time to time parties thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 28, 2016).

4.4.2	First Supplemental Indenture, dated as of June 27, 2016, among US Foods, Inc., the Subsidiary Guarantors under the Indenture and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on June 28, 2016).

4.4.3	Form of 5.875% Senior Note due 2024 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on June 28, 2016).

4.5	Second Amendment to the Credit Agreement, dated as of June 27, 2016, among US Foods, Inc., Citicorp North America, Inc. and the Lenders and other financial institutions party thereto (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.1	Amended and Restated Stockholders Agreement, dated as of June 1, 2016, among US Foods Holding Corp. and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 1, 2016).

10.5	Amended and Restated Registration Rights Agreement, dated as of June 2, 2016, among US Foods Holding Corp. and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 1, 2016).

10.48§	Form of Amendment No. 1 to the Management Stockholders Agreement, dated as of June 1, 2016, between US Foods Holding Corp. and the management stockholder parties thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on June 1, 2016).

10.49	Termination Agreement, dated as of June 1, 2016, among US Foods Holding Corp., US Foods, Inc. and the CD&R entities signatory thereto (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on June 1, 2016).

10.50	Termination Agreement, dated as of June 1, 2016, among US Foods Holding Corp., US Foods, Inc. and the KKR entities signatory thereto (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on June 1, 2016).

10.51§	US Foods Holding Corp. 2016 Omnibus Incentive Plan, including forms of award agreements (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on June 1, 2016).

10.52§	US Foods Holding Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on June 1, 2016).

10.53* §	Letter Agreement, executed August 1, 2016, by and between US Foods, Inc. and Stuart Schuette.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Document Description

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
§	Indicates exhibits that consist of a management contract or compensatory plan or arrangement.
†	Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date: August 9, 2016	By:	/s/ PIETRO SATRIANO
Pietro Satriano
President and Chief Executive Officer

Date: August 9, 2016	By:	/s/ FAREED KHAN
Fareed Khan
Chief Financial Officer