Form 10-Q
period 2016-10-01
US Foods Holding Corp.
filed 2016-11-08
CIK 1665918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

220,608,733 shares of common stock were outstanding as of October 31, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 1,	January 2,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,976	$517,802
Accounts receivable, less allowances of $21,948 and $22,623	1,346,535	1,233,978
Vendor receivables, less allowances of $2,156 and $1,566	154,308	101,449
Inventories	1,218,765	1,112,967
Prepaid expenses	68,040	73,787
Assets held for sale	24,685	5,459
Other current assets	9,691	14,991

Total current assets	2,972,000	3,060,433
PROPERTY AND EQUIPMENT — Net	1,735,495	1,768,885
GOODWILL	3,899,514	3,875,719
OTHER INTANGIBLES — Net	410,036	477,601
OTHER ASSETS	63,324	56,721
DEFERRED TAX ASSETS	27,922	—

TOTAL ASSETS	$9,108,291	$9,239,359

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$176,011	$191,314
Accounts payable	1,422,492	1,078,865
Accrued expenses and other current liabilities	414,317	470,005
Current portion of long-term debt	75,230	62,639

Total current liabilities	2,088,050	1,802,823
LONG-TERM DEBT	3,756,120	4,682,149
DEFERRED TAX LIABILITIES	395,822	455,794
OTHER LONG-TERM LIABILITIES	374,920	386,975

Total liabilities	6,614,912	7,327,741

COMMITMENTS AND CONTINGENCIES (Note 18)
REDEEMABLE COMMON STOCK (Note 14)	—	38,441
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value — 600,000 shares authorized; 220,609 and 166,667 issued and outstanding as of October 1, 2016 and January 2, 2016, respectively	2,206	1,667
Additional paid-in capital	2,787,082	2,292,142
Accumulated deficit	(213,324)	(346,254)
Accumulated other comprehensive loss	(82,585)	(74,378)

Total Shareholders’ equity	2,493,379	1,873,177

TOTAL LIABILITIES AND EQUITY	$9,108,291	$9,239,359

See Notes to Consolidated Financial Statements (Unaudited)

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except share and per share data)

	13-Weeks Ended		39-Weeks Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
NET SALES	$5,840,963	$5,796,066	$17,240,870	$17,192,251
COST OF GOODS SOLD	4,808,426	4,782,971	14,214,528	14,257,407

Gross profit	1,032,537	1,013,095	3,026,342	2,934,844
OPERATING EXPENSES:
Distribution, selling and administrative costs	902,784	910,740	2,689,339	2,715,602
Restructuring and tangible asset impairment charges	14,662	29,104	38,799	81,697

Total operating expenses	917,446	939,844	2,728,138	2,797,299

OPERATING INCOME	115,091	73,251	298,204	137,545
ACQUISITION TERMINATION FEES—Net	—	—	—	287,500
INTEREST EXPENSE—Net	48,956	69,927	189,759	210,821
LOSS ON EXTINGUISHMENT OF DEBT	11,483	—	53,632	—

Income before income taxes	54,652	3,324	54,813	214,224
INCOME TAX PROVISION (BENEFIT)	(78,359)	(2,063)	(78,117)	36,761

NET INCOME	133,011	5,387	132,930	177,463
OTHER COMPREHENSIVE INCOME (LOSS)–Net of tax:
Changes in retirement benefit obligations, net of income tax	8,036	93,362	(8,207)	101,762

COMPREHENSIVE INCOME	$141,047	$98,749	$124,723	$279,225

NET INCOME PER SHARE
Basic	$0.60	$0.03	$0.69	$1.05

Diluted	$0.59	$0.03	$0.68	$1.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	220,608,821	169,594,374	193,269,252	169,583,156
Diluted	225,054,051	170,841,583	196,805,990	170,881,801
DISTRIBUTION DECLARED AND PAID
Distribution declared and paid per share (Note 12)	$—	$—	$3.94	$—

See Notes to Consolidated Financial Statements (Unaudited)

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	39-Weeks Ended
	October 1,	September 26,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,930	$177,463
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	313,985	298,701
Gain on disposal of property and equipment - net	(4,727)	(1,455)
Asset impairment charges	125	6,293
Loss on extinguishment of debt	53,632	—
Amortization of deferred financing costs	6,175	10,325
Amortization of Old Senior Notes original issue premium	(1,664)	(2,497)
Insurance proceeds related to operating activities	10,499	22,150
Insurance benefit in Net income	(10,499)	(20,083)
Deferred tax provision	(82,292)	28,195
Share-based compensation expense	14,429	7,888
Provision for doubtful accounts	7,334	7,152
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(149,789)	(102,217)
Increase in Inventories	(98,876)	(100,576)
Decrease in prepaid expenses and other assets	5,495	2,136
Increase in Accounts payable and Bank checks outstanding	330,818	183,671
(Decrease) increase in accrued expenses and other liabilities	(87,893)	68,573

Net cash provided by operating activities	439,682	585,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(94,938)	—
Proceeds from sales of property and equipment	10,888	3,438
Purchases of property and equipment	(105,093)	(142,422)
Investment in Avero, LLC	(7,658)	—
Investment in marketable securities	(484,624)	—
Insurance proceeds related to investing activities	—	2,771
Purchase of industrial revenue bonds	—	(21,914)

Net cash used in investing activities	(681,425)	(158,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancings	2,213,803	—
Proceeds from other debt borrowings	1,935,994	21,914
Principal payments on debt and capital leases	(3,315,621)	(89,704)
Payment for debt financing costs and fees	(25,941)	(651)
Redemption of Old Senior Notes	(1,376,927)	—
Net proceeds from initial public offering	1,113,799	—
Cash distribution to shareholders	(666,332)	—
Proceeds from common stock sales	2,850	500
Common stock repurchased	(7,708)	(4,801)

Net cash used in financing activities	(126,083)	(72,742)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(367,826)	354,850
CASH AND CASH EQUIVALENTS—Beginning of period	517,802	343,659

CASH AND CASH EQUIVALENTS—End of period	$149,976	$698,509

	39-Weeks Ended
	October 1,	September 26,
	2016	2015
SUPPLEMENTAL DISCLOSURES :
Cash paid during the period for:
Interest (net of amounts capitalized)	$175,370	$234,631
Income taxes paid—net of refunds	4,119	5,181
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	13,691	5,399
Capital lease additions	77,012	57,619
Contingent consideration payable for business acquisitions	6,375	—
Marketable securities transferred in connection with the legal defeasance of the CMBS Fixed Loan Facility	484,624	—
CMBS Fixed Loan Facility defeasance	471,615	—

See Notes to Consolidated Financial Statements (Unaudited)

US FOODS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to here as “we,” “our,” “us,” “the Company,” or “US Foods.” US Foods conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”). All of the indebtedness, as further described in Note 10, Debt, is an obligation of USF, and its subsidiaries. US Foods is controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”). KKR and CD&R are collectively referred to herein as the “Sponsors”.

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

Reverse Stock Split —In connection with its initial public offering (“IPO”), the Company’s Board of Directors approved a 2.7-for one reverse stock split of the Company’s common stock. The par value per share of common stock and authorized shares of common stock remain unchanged at $0.01 per share and 600 million shares, respectively. The reverse stock split became effective on May 17, 2016. All common share and per share amounts in the financial statements and notes have been retroactively adjusted to give effect to the reverse stock split. The Company also reclassified $3 million related to the reduction in aggregate par value of common stock to Additional paid-in-capital.

Initial Public Offering – On June 1, 2016 the Company closed its IPO selling 51,111,111 shares of common stock for a cash offering price of $23.00 per share ($21.9075 per share net of underwriter discounts and commissions and before offering expenses), including the exercise in full by underwriters of their option to purchase 6,666,667 additional shares. The IPO was registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (Registration No. 333-209442), as amended (the “Registration Statement”). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “USFD.”

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, which addresses the classification and presentation of certain cash receipts and cash payments in the statement of cash flows, with the objective of reducing the existing diversity in practice. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2017, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s ASC as Topic 606. Topic 606 replaces Topic 605, the previous revenue recognition guidance. The new standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for the Company in the first quarter of fiscal 2018, with early adoption permitted in the first quarter of fiscal 2017. The new standard permits two implementation approaches, one requiring full retrospective application of the new standard with restatement of prior years, and one requiring modified retrospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact of this ASU and has not yet selected an implementation approach.

3.	BUSINESS ACQUISITIONS

Business acquisitions during the 39-weeks ended October 1, 2016, included the stock of Fresh Unlimited, Inc. d/b/a Freshway Foods, a produce processor, repacker, and distributor, acquired in June, and certain assets of Cara Donna Provisions Co., Inc. and Cara Donna Properties LLC, a broadline distributor, acquired in March. Total consideration consisted of cash of approximately $96 million, plus $6 million for the estimated fair value of contingent consideration. On December 31, 2015, the Company purchased Waukesha Wholesale Foods, Inc. d/b/a Dierks Waukesha, a broadline distributor for cash of $69 million. The acquisitions, made in order to expand the Company’s presence in the produce category and in certain geographic areas, are integrated into the Company’s foodservice distribution network and were funded with cash from operations.

In March 2016, approximately $1 million was received as a purchase price adjustment related to the 2015 business acquisition resulting in minimal decreases to Property and equipment- net and Goodwill.

The following table summarizes the purchase price allocations for the 2016 and 2015 business acquisitions (in thousands):

	October 1,	January 2,
	2016	2016
Accounts receivable	17,180	6,724
Inventories	6,922	7,022
Other current assets	474	702
Property and equipment	21,403	7,200
Goodwill	24,472	40,242
Other intangible assets	48,600	21,200
Accounts payable	(12,484)	(3,290)
Accrued expenses and other current liabilities	(8,397)	(1,554)
Long-term debt	(2,514)	—
Deferred income taxes	—	(8,765)

Cash paid for acquisitions	$95,656	$69,481

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

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. At October 1, 2016, and January 2, 2016, the LIFO balance sheet reserves were $109 million and $134 million, respectively. As a result of net changes in LIFO reserves, Cost of goods sold decreased $7 million and $20 million, for the 13-weeks ended October 1, 2016 and September 26, 2015, respectively, and decreased $25 million and $42 million, for the 39-weeks ended October 1, 2016 and September 26, 2015, respectively.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing facility dated as of August 27, 2012, as amended (the “2012 ABS Facility”), USF, and from time to time certain of its subsidiaries, sell—on a revolving basis—their eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders as defined by the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at October 1, 2016 or January 2, 2016. Included in the Company’s accounts receivable balance as of October 1, 2016 and January 2, 2016 was $1,008 million and $933 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 10, Debt for a further description of the 2012 ABS Facility.

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

The Assets held for sale activity for the 39-weeks ended October 1, 2016 was as follows (in thousands):

Balance at January 2, 2016	$5,459
Transfers in	23,245
Assets sold	(3,894)
Tangible asset impairment charges	(125)

Balance at October 1, 2016	$24,685

During the Company’s third quarter of 2016, the facility acquired as part of the Cara Donna acquisition was closed and transferred to Assets held for sale. During the Company’s second quarter of 2016, the Baltimore distribution facility was closed and reclassified to Assets held for sale. During the 39-weeks ended October 1, 2016 the Fairmont, Minnesota and Lakeland, Florida facilities were sold for aggregate proceeds of $7 million, resulting in a $3 million gain.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the respective lease or the estimated useful lives of the assets. At October 1, 2016 and January 2, 2016, Property and equipment-net included accumulated depreciation of $1,671 million and $1,517 million, respectively. Depreciation expense was $66 million and $65 million for the 13-weeks ended October 1, 2016 and September 26, 2015, respectively, and $198 million and $189 million for the 39-weeks ended October 1, 2016 and September 26, 2015, respectively.

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

Customer relationship and Noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationship and Noncompete agreements are amortized over the estimated useful lives (four to ten years). Amortization expense was $40 million and $36 million for the 13-weeks ended October 1, 2016 and September 26, 2015, respectively, and $116 million and $110 million for the 39-weeks ended October 1, 2016 and September 26, 2015, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	October 1,	January 2,
	2016	2016
Goodwill	$3,899,514	$3,875,719

Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$1,391,812	$1,373,920
Accumulated amortization	(1,234,909)	(1,149,572)

Net carrying value	156,903	224,348

Noncompete agreements—amortizable:
Gross carrying amount	800	800
Accumulated amortization	(467)	(347)

Net carrying value	333	453

Brand names and trademarks—not amortizing	252,800	252,800

Total Other intangibles—net	$410,036	$477,601

The 2016 increase in Goodwill reflects the 2016 business acquisitions, partially offset by a purchase price adjustment related to the December 2015 acquisition. The 2016 increase in the gross carrying amount of Customer relationships is attributable to the 2016 business acquisitions of $49 million – see Note 3, Business Acquisitions – partially offset by the write-off of fully amortized Customer relationships intangible assets of $31 million.

The Company assesses Goodwill and Other Intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For Goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All Goodwill is assigned to the consolidated company as the reporting unit. The Company completed its most recent annual impairment assessment for Goodwill and indefinite-lived intangible assets as of July 3, 2016—the first day of the fiscal third quarter of 2016—with no impairments noted.

For Goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 19—Business Segment Information. The Company’s assessment for impairment of Goodwill utilized a combination of discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples, which were weighted 50%, 35% and 15% respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company must then perform a comparison of the implied fair value of Goodwill with its carrying value. If the carrying value of the Goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal 2016 annual Goodwill impairment analysis, the Company concluded the fair value of its reporting unit exceeded its carrying value.

The Company’s fair value estimates of the brand names and trademarks indefinite-lived intangible assets are based on a relief- from-royalty method. The fair value of these intangible assets is determined for comparison to the corresponding carrying value. If the carrying value of these assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal 2016 annual impairment analysis, the Company concluded the fair value of the Company’s brand names and trademarks exceeded its carrying value.

Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

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

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of October 1, 2016 and January 2, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$54,464	$—	$—	$54,464

Balance at October 1, 2016	$54,464	$—	$—	$54,464

Recurring fair value measurements:
Money market funds	$113,700	$—	$—	$113,700

Balance at January 2, 2016	$113,700	$—	$—	$113,700

Nonrecurring fair value measurements:
Contingent consideration payable for business acquisitions	$—	$—	$6,375	$6,375

Balance at October 1, 2016	$—	$—	$6,375	$6,375

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$2,600	$2,600

Balance at January 2, 2016	$—	$—	$2,600	$2,600

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with a maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

Nonrecurring Fair Value Measurements

Assets Held for Sale

The Company records Assets held for sale at the lesser of the carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in insignificant Tangible asset impairment charges in 2016 and 2015. Fair value was estimated by the Company based on information received from real estate brokers. The amounts included in the tables above, classified under Level 3 within the fair value hierarchy, represent the estimated fair values of those Assets held for sale that became the new carrying amounts at the time the impairments were recorded.

Contingent Consideration Payable for Business Acquisitions

Certain 2016 business acquisitions involve contingent consideration in the event certain operating results are achieved over a one-year period from the respective dates of such acquisitions. The amount included in the above table represents the estimated fair value of the contingent consideration.

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

The fair value of USF’s total debt approximated $3.9 billion and $4.8 billion, as compared to its aggregate carrying value of $3.8 billion and $4.7 billion as of October 1, 2016 and January 2, 2016, respectively. The October 1, 2016 and January 2, 2016 fair value of USF’s 5.875% unsecured Senior Notes due June 15, 2024, (the “2016 Senior Notes”) and Old Senior Notes, estimated at $0.6 billion and $1.4 billion, respectively, was classified under Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of USF’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of USF’s overall credit risk. See Note 10, Debt for further description of USF’s debt.

10.	DEBT

As provided in Note 1, all indebtedness is an obligation of USF, and its subsidiaries.

USF’s debt consisted of the following (in thousands):

Debt Description	Maturity	Interest rate at October 1, 2016	October 1, 2016	January 2, 2016
ABL Facility	October 20, 2020	3.04%	$30,000	$—
2012 ABS Facility	September 30, 2018	1.76	680,000	586,000
Amended and Restated 2016 Term Loan (net of $13,825 of unamortized deferred financing costs)	June 27, 2023	4.00	2,180,675	—
Amended 2011 Term Loan (net of $9,848 of unamortized deferred financing costs)	—	—	—	2,037,652
2016 Senior Notes (net of $7,423 of unamortized deferred financing costs)	June 15, 2024	5.88	592,577	—
Old Senior Notes (net of $13,441 of unamortized deferred financing costs)	—	—	—	1,334,835
CMBS Fixed Facility (net of $1,473 of unamortized deferred financing costs)	—	—	—	470,918
Obligations under capital leases	2018–2025	2.36 - 6.18	315,325	270,406
Other debt	2018–2031	5.75 - 9.00	32,773	33,325

Total debt			3,831,350	4,733,136
Add unamortized premium			—	11,652
Current portion of long-term debt			(75,230)	(62,639)

Long-term debt			$3,756,120	$4,682,149

At October 1, 2016, $0.9 billion of the total debt was at a fixed rate and $2.9 billion was at a floating rate.

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

The debt redemption and refinancing transactions completed in June 2016 resulted in a loss on extinguishment of debt of $42 million, consisting of a $29 million early redemption premium related to the Old Senior Notes, $7 million of lender and third party fees, and a $6 million write-off of certain pre-existing unamortized deferred financing costs and premiums related to the refinanced and redeemed facilities. Unamortized deferred financing costs of $4 million related to the portion of the Amended 2011 Term Loan refinancing accounted for as a debt modification will be carried forward and amortized through June 27, 2023—the maturity date of the Amended and Restated 2016 Term Loan.

CMBS Fixed Facility Defeasance

On September 23, 2016, USF, through a wholly owned subsidiary, legally defeased the commercial mortgage backed securities facility (the “CMBS Fixed Facility”), scheduled to mature on August 1, 2017. The CMBS Fixed Facility, secured by mortgages on 34 properties, consisting of distribution centers, had an outstanding balance of $471 million net of unamortized deferred financing costs of $1 million, and provided for interest at 6.38%. The cash outlay for the defeasance of $485 million represented the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments from the effective date of the defeasance through, and the repayment of the CMBS Fixed Facility on, February 1, 2017, the earliest date the loan could be prepaid. As a result of the defeasance, the mortgages on the properties were extinguished and all properties previously held as collateral were released. The defeasance resulted in a loss on extinguishment of debt of approximately $12 million consisting of the difference between the purchase price of the U.S. Government securities – not attributable to accrued interest through the effective date of the defeasance – and the outstanding principal of the CMBS Fixed Facility of $472 million, and other costs of $1 million, consisting of unamortized deferred financing costs and other third party costs.

Following is a description of each of USF’s debt instruments outstanding as of October 1, 2016:

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

As of October 1, 2016, USF had $30 million outstanding borrowings and had issued letters of credit totaling $403 million under the ABL Facility. Outstanding letters of credit included: (1) $69 million issued to secure USF’s obligations with respect to certain facility leases, (2) $331 million issued in favor of certain commercial insurers securing USF’s obligations with respect to its self-insurance program, and (3) $3 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $866 million at October 1, 2016. As of October 1, 2016, on Tranche A-1 borrowings, USF can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in USF’s credit agreements, plus 1.50% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.50%. On Tranche A borrowings, USF can periodically elect to pay interest at ABR plus 0.25% or LIBOR plus 1.25%. The ABL Facility also carries letter of credit fees of 1.125% and an unused commitment fee of 0.125%.

Accounts Receivable Financing Program–Under the 2012 ABS Facility, USF, and from time to time certain of its subsidiaries, sell—on a revolving basis—their eligible receivables to the Receivables Company, a wholly owned subsidiary of USF. The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). See Note 5, Accounts Receivable Financing Program.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $680 million and $586 million at October 1, 2016 and January 2, 2016, respectively. USF, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $63 million at October 1, 2016 based on eligible receivables as collateral. The portion of the 2012 ABS Facility held by the lenders who fund the 2012 ABS Facility with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper plus 1.00%, and an unused commitment fee of 0.35%. The portion of the 2012 ABS Facility held by lenders that do not fund the 2012 ABS Facility with commercial paper bears interest at LIBOR plus 1.00%, and an unused commitment fee of 0.35%.

Amended and Restated 2016 Term Loan Agreement–The Amended and Restated 2016 Term Loan consists of a senior secured term loan with outstanding borrowings of $2,181 million at October 1, 2016, net of $14 million of unamortized deferred financing costs. This debt bears interest equal to ABR plus 2.25%, or LIBOR plus 3.25%, with a LIBOR floor of 0.75%, based on a periodic election of the interest rate by USF. Principal repayments of $5.5 million are payable quarterly with the balance due at maturity. The debt may require mandatory repayments if certain assets are sold, as defined in the agreement. The interest rate for all borrowings was 4.00%—the LIBOR floor of 0.75% plus 3.25%— at October 1, 2016.

2016 Senior Notes–The 2016 Senior Notes, with outstanding principal of $593 million at October 1, 2016, net of $7 million of unamortized deferred financing costs, bear interest at 5.875%. On or after June 15, 2019, this debt is redeemable, at USF’s option, in whole or in part at a price of 102.938% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the debt declines to 101.469% and 100.0%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the debt may be redeemed with the aggregate proceeds from equity offerings, as defined in the 2016 Senior Note indenture, at a redemption premium of 105.875%.

Other Debt–Obligations under capital leases consist of amounts due for transportation equipment and building leases. Other debt of $33 million at October 1, 2016 and January 2, 2016 consists primarily of various state industrial revenue bonds. To obtain certain tax incentives related to the construction of a new distribution facility, USF and a wholly owned subsidiary entered into an industrial revenue bond agreement with a state in January 2015, for the issuance of a maximum of $40 million in taxable demand revenue bonds (the “TRBs”). The TRBs are self-funded as USF’s wholly owned subsidiary purchases the TRBs, and the state loans the proceeds back to USF. The TRBs, which mature January 1, 2030, can be prepaid without penalty one year after issuance. Interest on the TRBs and the loan is 6.25%. At October 1, 2016 and January 2, 2016, $22 million has been drawn on TRBs resulting in $22 million being recognized as a long-term asset and a corresponding long-term liability in the Company’s Consolidated Balance Sheets.

Security Interests

Substantially all of USF’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories and tractors and trailers owned by USF. Additionally, the ABL Facility has a third priority interest in the assets pledged under the 2012 ABS Facility and a second priority interest in the assets pledged under the Amended and Restated 2016 Term Loan. USF’s obligations under the Amended and Restated 2016 Term Loan are secured by all of the capital stock of its subsidiaries, each of the direct and indirect wholly owned domestic subsidiaries –as defined in the agreements– and are secured by substantially all assets of USF and its subsidiaries not pledged under the 2012 ABS Facility or the ABL Facility. Additionally, the Amended and Restated 2016 Term Loan has a second priority interest in the assets pledged under the ABL Facility and the 2012 ABS facility.

Restrictive Covenants

USF’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of October 1, 2016, USF had $432 million of restricted payment capacity under these covenants, and approximately $2,060 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

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

11.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the 39-weeks ended October 1, 2016 (in thousands):

	Severance and	Facility Closing	Total
	Related Costs	Costs
Balance at January 2, 2016	$118,634	$210	$118,844
Current period charges	52,848	2,563	55,411
Change in estimate	(16,737)	—	(16,737)
Payments and usage—net of accretion	(57,455)	(1,970)	(59,425)

Balance at October 1, 2016	$97,290	$803	$98,093

The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company incurs various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs that are included in the above table.

During the 39-weeks ended October 1, 2016, the Company incurred a net charge of $36 million for Severance and Related Costs associated with its plan to streamline its field operations model and its decision to close its Baltimore, Maryland distribution facility. Additionally, the Company incurred $3 million related to an unused facility lease settlement.

At October 1, 2016, Severance and Related Costs consisted of $86 million of multiemployer pension withdrawal liabilities, of which $36 million related to distribution facilities closed prior to 2015 and payable through 2031 at interest rates ranging from 5.9% to 6.5%. Also included was $50 million of estimated withdrawal liability related to the closure of the Baltimore, Maryland distribution facility. The calendar year 2015 pension withdrawal estimate was based on the latest available information received from the respective plans’ administrator. Actual results could materially differ from initial estimates due to changes in market conditions and changes in the funded status of the related multiemployer pension plans. The balance of Severance and Related Costs of $11 million is primarily related to the Company’s initiative to reorganize its field procurement activities and field operations model.

12.	RELATED PARTY TRANSACTIONS

The Company was a party to consulting agreements with each of the Sponsors pursuant to which each Sponsor provided the Company with ongoing consulting and management advisory services and received fees and reimbursement of related out of pocket expenses. On June 1, 2016, the agreements with each of the Sponsors were terminated. For the 39-week period ended October 1, 2016, the Company recorded $36 million in fees and expenses, including an aggregate termination fee of $31 million. For the 13-week and 39-week periods ended September 26, 2015, the Company recorded $3 million and $8 million, respectively, in fees and expenses, in the aggregate. All fees paid to the Sponsors, including the termination fees, are reported in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss). Investment funds or accounts managed or advised by an affiliate of KKR held approximately 1% of the Company’s outstanding debt as of October 1, 2016.

KKR Capital Markets LLC, an affiliate of KKR, received underwriter discounts and commissions of $5 million in connection with the Company’s IPO, described in Note 1, Overview and Basis of Presentation, and $1 million for services rendered in connection with the June 2016 USF debt refinancing transactions described in Note 10, Debt.

On January 8, 2016, the Company paid a $666 million, or $3.94 per share, one-time special cash distribution to its shareholders of record (including holders of unvested restricted shares) as of January 4, 2016, of which $657 million was paid to the Sponsors. The distribution was funded with cash on hand and approximately $314 million of additional borrowings under USF’s credit facilities. The Company has no current plans to pay future dividends on its common stock, and has never paid dividends on its common stock, other than the January 2016 one-time cash distribution. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, and could be limited by USF debt covenants.

13.	RETIREMENT PLANS

The Company sponsors defined benefit and defined contribution plans for its employees and provides certain health care benefits to eligible retirees and their dependents. The components of net pension and other postretirement benefit costs for Company sponsored plans for the periods presented are provided below (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Service cost	$962	$11,349	$9	$9
Interest cost	10,114	9,716	73	66
Expected return on plan assets	(12,072)	(14,208)	—	—
Amortization of prior service cost (credit)	39	48	2	(16)
Amortization of net loss (gain)	2,063	2,027	(17)	4
Settlements	750	650	—	—

Net periodic benefit costs	$1,856	$9,582	$67	$63

	39-weeks Ended
	Pension Benefits		Other Postretirement Plans
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Service cost	$2,887	$31,617	$28	$28
Interest cost	30,344	30,016	221	198
Expected return on plan assets	(36,220)	(40,805)	—	—
Amortization of prior service cost (credit)	118	146	5	(47)
Amortization of net loss (gain)	6,191	9,053	(53)	11
Settlements	2,250	1,950	—	—

Net periodic benefit costs	$5,570	$31,977	$201	$190

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

The Company contributed $36 million and $48 million to its defined benefit plans during the 39-week periods ended October 1, 2016 and September 26, 2015, respectively. The Company has funded all required contributions to the Company-sponsored pension plans for fiscal year 2016.

The Company’s employees are eligible to participate in a Company sponsored defined contribution 401(k) Plan which provides for Company matching on the participant’s contributions of up to 100% of the first 3% of participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. During 2015, the Company match on the participant’s contributions was 50% of the first 6% of a participant’s compensation. The Company’s contributions to this plan were $10 million and $7 million for the 13-weeks ended October 1, 2016 and September 26, 2015, respectively. The Company’s contributions to this plan were $32 million and $21 million for the 39-weeks ended October 1, 2016 and September 26, 2015, respectively.

The Company also contributes to numerous multiemployer pension plans under the terms of certain of its collective bargaining agreements that cover its union-represented employees. The Company does not administer these multiemployer pension plans. The Company’s contributions to these plans were $8 million and $9 million for the 13-week periods ended October 1, 2016 and September 26, 2015, respectively. The Company’s contributions to these plans were $24 million and $25 million for the 39-week periods ended October 1, 2016 and September 26, 2015, respectively.

14.	REDEEMABLE COMMON STOCK

Redeemable common stock is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable. Prior to the Company’s IPO, common stock owned by management and key employees gave the holder, via the management stockholder’s agreement, the right to require the Company to repurchase all of his or her restricted common stock (“put option”) in the event of a termination of employment due to death or disability. If an employee terminated for any reason other than death or disability, the contingent put option was cancelled. Since this redemption feature, or put option, was outside of the control of the Company, the value of the shares was shown outside of permanent equity as Redeemable common stock. In addition to the value of the common stock held, stock-based awards with similar underlying common stock were also recorded in Redeemable common stock. Redeemable common stock included values for common stock issuances to key employees, vested restricted shares, vested restricted stock units and vested stock option awards.

In connection with the Company’s IPO, the management stockholder’s agreement was amended to remove the put option; therefore the common stock no longer has a redemption feature that is outside the Company’s control and could require the Company to redeem these shares. Accordingly, the entire amount reflected in Redeemable common stock was reclassified to Shareholders’ equity during the second quarter of 2016. The sole remaining redemption feature provides the Company with the right, but not the obligation, to repurchase all of the holder’s vested shares upon termination without cause. Based on the current redemption feature of the common stock, there will be no amounts attributed to Redeemable common stock in future periods.

15.	EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the 13-week and 39-week periods ended October 1, 2016 and September 26, 2015 were insignificant and did not materially impact the calculation of basic or diluted EPS.

Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock, shares in Redeemable common stock, if any, (including common stock issuances to key employees, vested restricted shares and vested restricted stock units) and non-vested restricted shares outstanding for the year.

Diluted EPS is computed using the weighted average number of shares of common stock, shares in Redeemable common stock, for the 13-week and 39-week periods ended September 26, 2015, and non-vested restricted shares outstanding for the period, plus the effect of potentially dilutive securities. Stock options and unvested restricted stock units are considered potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share:

	13-Weeks Ended		39-Weeks Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Numerator:
Net income (in thousands)	$133,011	$5,387	$132,930	$177,463

Denominator:
Weighted-average common shares outstanding	220,608,821	169,594,374	193,269,252	169,583,156
Dilutive effect of Share-based awards	4,445,230	1,247,209	3,536,738	1,298,645

Weighted-average dilutive shares outstanding	225,054,051	170,841,583	196,805,990	170,881,801

Basic income per share	$0.60	$0.03	$0.69	$1.05

Diluted income per share	$0.59	$0.03	$0.68	$1.04

16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 1,	September 26,	October 1,	September 26,
Accumulated Other Comprehensive Loss Components	2016	2015	2016	2015
Defined benefit retirement plans:
Accumulated Other Comprehensive Loss beginning of period (1)	$(90,621)	$(149,641)	$(74,378)	$(158,041)

Reclassification adjustments:
Amortization of prior service cost(2)(3)	41	32	123	99
Amortization of net loss(2)(3)	2,046	2,031	6,138	9,064
Settlements(2)(3)	750	650	2,250	1,950
Pension curtailment(5)		90,649		90,649
Prior year correction(5)	—	—	(21,917)	—

Total before income tax(2)(3)	2,837	93,362	(13,406)	101,762
Income tax benefit(4)	(5,199)	—	(5,199)	—

Current period Comprehensive (Loss) Income—net of tax	8,036	93,362	(8,207)	101,762

Accumulated Other Comprehensive Loss end of period (1)	$(82,585)	$(56,279)	$(82,585)	$(56,279)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of Net periodic benefit costs. See Note, 13 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.
(4)	No impact in the 13-week and 39-week periods ended September 26, 2015 due to the Company’s full valuation allowance. See Note 17, Income Taxes.
(5)	The third quarter 2015 pension curtailment is due to the freeze of non-union participants’ benefits for a USF sponsored defined benefit pension plan. In the second quarter of 2016, the curtailment was corrected for a computational error. See Note 13, Retirement Plans.

17.	INCOME TAXES

The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.

The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 39-weeks ended October 1, 2016 and September 26, 2015 for purposes of determining its year to date tax provision (benefit).

The valuation allowance against the net deferred tax assets was $152 million at January 2, 2016. The valuation allowance against the net deferred tax assets decreased $101 million during the 39-weeks ended October 1, 2016, which resulted in a $51 million valuation allowance at October 1, 2016. The Company released the valuation allowance against its federal net deferred tax assets and certain of its state net deferred tax assets in the 13-weeks ended October 1, 2016, as the Company determined it was more likely than not that the deferred tax assets would be realized. The Company maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period, or the utilization of which are subject to limitation. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years, forecasted earnings, and a reduction of uncertainty regarding forecasted earnings as a result of developments in certain customer and strategic initiatives during the 13-weeks ended October 1, 2016.

The effective tax rate for the 13-weeks ended October 1, 2016 and September 26, 2015 of (143)% and (62)%, respectively, varied from the 35% federal statutory rate primarily due to a change in the valuation allowance and the recognition of various discrete tax items. During the 13-weeks ended October 1, 2016 and September 26, 2015, the valuation allowance decreased $101 million and $3 million, respectively. The decrease in the valuation allowance for the 13-weeks ended October 1, 2016 was primarily the result of the year to date ordinary income and the corresponding release of the valuation allowance. The discrete tax items for the 13-weeks ended October 1, 2016 included a tax benefit of $80 million, primarily related to the release of the valuation allowance. The decrease in the valuation allowance for the 13-weeks ended September 26, 2015 was primarily the result of the year to date ordinary income, partially offset by an increase in the valuation allowance due to an increase in deferred tax liabilities related to indefinite-lived intangibles. The discrete tax items for the 13-weeks ended September 26, 2015 included a tax benefit of $2 million, primarily related to the settlement of tax audits and the expiration of the statute of limitations in various state and local jurisdictions, which had a significant impact on the effective tax rate, as compared to the ordinary income of $3 million for the 13-weeks ended September 26, 2015.

The effective tax rate for the 39-weeks ended October 1, 2016 and September 26, 2015 of (143)% and 17%, respectively, varied from the 35% federal statutory rate primarily as a result of a change in the valuation allowance and the recognition of various discrete tax items. During the 39-weeks ended October 1, 2016 and September 26, 2015, the valuation allowance decreased $101 million and $43 million, respectively. The decrease in the valuation allowance for the 39-weeks ended October 1, 2016 was primarily the result of the year to date ordinary income and the corresponding release of the valuation allowance. The discrete tax items for the 39-weeks ended October 1, 2016 included a tax benefit of $80 million, primarily related to the release of the valuation allowance. The decrease in the valuation allowance for the 39-weeks ended September 26, 2015 was primarily the result of the year to date ordinary income, partially offset by an increase in the valuation allowance due to an increase in deferred tax liabilities related to indefinite-lived intangibles. The year to date ordinary income for the 39-weeks ended September 26, 2015 was impacted by the $288 million net termination fee received pursuant to the terminated Acquisition Agreement. The discrete tax items for the 39-weeks ended September 26, 2015 included a tax benefit of $2 million, primarily related to the settlement of tax audits and the expiration of the statute of limitations in various state and local jurisdictions.

18.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business, and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of October 1, 2016, the Company had $956 million of purchase orders and purchase contract commitments, of which $696 million, $130 million and $130 million pertain to products to be purchased in the balance of fiscal year 2016, and in fiscal years 2017, and 2018, respectively, and are not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At October 1, 2016, the Company had diesel fuel forward purchase commitments totaling $109 million through March 2018. The Company also enters into forward purchase agreements for electricity. At October 1, 2016, the Company had electricity forward purchase commitments totaling $10 million through September 2018. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

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

The measure used by the CEO to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit), and Depreciation and amortization – collectively “EBITDA” – adjusted for: (1) Sponsor fees; (2) Restructuring and tangible asset impairment charges; (3) Share-based compensation (4) the non-cash impact of LIFO adjustments; (5) Loss on extinguishment of debt (6) Business transformation costs; (7) Acquisition-related costs; (8) Acquisition termination fees–net; and (9) Other gains, losses or charges as specified under the Company’s debt agreements. Costs to optimize and transform the Company’s business are noted as business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA. Business transformation costs include costs related to significant process and systems redesign in the Company’s replenishment and category management functions; cash & carry retail store strategy; and process and system redesign related to the Company’s sales model.

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

The following is a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net (loss) income for the periods presented (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Adjusted EBITDA	$244,097	$225,433	$706,934	$620,090
Adjustments:
Sponsor fees (1)	—	(2,527)	(35,691)	(7,571)
Restructuring and tangible asset impairment charges(2)	(14,662)	(29,104)	(38,799)	(81,697)
Share-based compensation expense (3)	(4,762)	(2,575)	(14,429)	(7,888)
LIFO reserve change(4)	7,066	20,145	24,808	41,999
Loss on extinguishment of debt(5)	(11,483)	—	(53,632)	—
Business transformation costs (6)	(10,006)	(10,976)	(25,777)	(30,969)
Acquisition related costs(7)	—	(22,631)	(671)	(78,616)
Acquisition termination fees–net(8)	—	—	—	287,500
Other(9)	(604)	(3,045)	(4,186)	(19,102)

EBITDA	209,646	174,720	558,557	723,746
Interest expense–net	(48,956)	(69,927)	(189,759)	(210,821)
Income tax benefit (provision)	78,359	2,063	78,117	(36,761)
Depreciation and amortization expense	(106,038)	(101,469)	(313,985)	(298,701)

Net income	$133,011	$5,387	$132,930	$177,463

(1)	Consists of fees paid to the Sponsors for consulting and management advisory services. On June 1, 2016, the consulting and management agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million.
(2)	Consists primarily of facility related closing costs, including severance and related costs, tangible asset impairment charges, organizational realignment costs and estimated multiemployer pension withdrawal liabilities.
(3)	Share-based compensation expense for vesting of stock awards.
(4)	Represents the non-cash impact of LIFO reserve adjustments.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of certain pre-existing unamortized deferred financing costs, partially offset by the write-off of unamortized issue premium related to the June 2016 debt refinancing, and the loss related to the September 2016 CMBS Fixed Facility defeasance. See Note 10, Debt.
(6)	Consists primarily of costs related to significant process and systems redesign, across multiple functions.
(7)	Consists of costs related to the Acquisition, including certain employee retention costs.
(8)	Consists of net fees received in connection with the termination of the Acquisition Agreement.
(9)	Other includes gains, losses or charges as specified under USF’s debt agreements. The balance for the 13-weeks ended September 26, 2015 includes $9 million of brand re-launch and marketing costs and $3 million of closed facility carrying costs, partially offset by a $9 million net insurance benefit. The balance for the 39-weeks ended October 1, 2016 includes $5 million of IPO readiness costs, $4 million of closed facility carrying costs and $3 million of business acquisition related costs, partially offset by a $10 million insurance benefit. The balance for the 39-weeks ended September 26, 2015 includes a $16 million legal settlement charge, $9 million of brand re-launch and marketing costs, and $4 million of closed facility carrying costs, partially offset by a $11 million net insurance benefit.

20.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company acquired Jeraci Food Distributors, Inc. (“Jeraci”) and Save on Seafood with combined annual sales totaling approximately $100 million. The Jeraci acquisition is in furtherance of our strategy to expand our geographic market share with independent restaurants. Save on Seafood helps strengthen our capabilities in the center-of-the-plate category. The acquisitions have been funded with cash flows from operations.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal,” or similar expressions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report include, among others:

•	Our ability to remain profitable during times of cost inflation/deflation, commodity volatility, and other factors

•	Industry competition and our ability to successfully compete

•	Our reliance on third-party suppliers, including the impact of any interruption of supplies or increases in product costs

•	Risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, and increases in interest rates

•	Any change in our relationships with group purchasing organizations

•	Any change in our relationships with long-term customers

•	Our ability to increase sales to independent restaurant customers

•	Our ability to successfully consummate and integrate future acquisitions

•	Our ability to achieve the benefits that we expect from our cost savings programs

•	Shortages of fuel and increases or volatility in fuel costs

•	Any declines in the consumption of food prepared away from home, including as a result of changes in the economy or other factors affecting consumer confidence

•	Liability claims related to products we distribute

•	Our ability to maintain a good reputation

•	Costs and risks associated with labor relations and the availability of qualified labor

•	Changes in industry pricing practices

•	Changes in competitors’ cost structures

•	Our ability to retain customers not obligated by long-term contracts to continue purchasing products from us

•	Environmental, health and safety costs

•	Costs and risks associated with government laws and regulations, including environmental, health, safety, food safety, transportation, labor and employment laws and regulations, and changes in existing laws or regulations

•	Technology disruptions and our ability to implement new technologies

•	Costs and risks associated with a potential cybersecurity incident

•	Our ability to manage future expenses and liabilities associated with our retirement benefits

•	Disruptions to our business caused by extreme weather conditions

•	Costs and risks associated with litigation

•	Changes in consumer eating habits

•	Costs and risks associated with our intellectual property protections

•	Risks associated with potential infringements of the intellectual property of others

For a detailed discussion of these risks and uncertainties, see the section entitled “Risk Factors,” in our prospectus dated May 25, 2016 (the “Prospectus”) which was filed with the SEC on May 27, 2016 pursuant to Rule 424(b)(4) of the Securities Act (File No. 333-209442, as amended). All forward-looking statements made in this report are qualified by these cautionary statements. The forward-looking statements contained in this presentation are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto for the 13- and 39-weeks ended October 1, 2016 and the audited consolidated financial statements and the notes thereto for the fiscal year ended January 2, 2016, included in the Company’s prospectus dated May 25, 2016 (the “Prospectus”), which was filed with the SEC on May 27, 2016 (pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (“the Securities Act”). This discussion of our results includes certain financial measures that are not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe these non-GAAP measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these non-GAAP measures is discussed in the Non-GAAP Reconciliations below.

Overview

With net sales of $23 billion in the fiscal year ended January 2016, we are the second largest foodservice distributor in the United States with a 2015 market share of approximately 9%. The U.S. foodservice distribution industry is large, fragmented and growing, with total industry sales of $268 billion in 2015.

Foodservice distribution is a competitive and fragmented industry, with over 15,000 foodservice distributors of various types and sizes of distributors serving the food-away-from-home market. In addition there is competitive pressure from cash and carry retail stores, and club stores and new market entrants.

Our mission is to be First in Food. We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of Great Food. Made Easy. This strategy centers on providing a broad and innovative offering of high-quality products to our customers, as well as a comprehensive suite of industry-leading e-commerce, technology and business solutions.

We have significant scale and an efficient operating model. We supply approximately 250,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide over 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from over 5,000 suppliers. Our more than 4,000 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants. Our extensive network of 61 distribution facilities and fleet of approximately 6,000 trucks allow us to operate efficiently and provide high levels of customer service.

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

Business Drivers, Trends and Outlook

Our results for the 13- and 39-weeks reflect steady execution of our growth strategy as evidenced by case volume growth, improving profitability and strategic acquisitions.

Case volume growth of 4% during the 13-weeks ended October 1, 2016 was driven by approximately 5.5% growth with independent restaurant customers and included growth across most customer categories. Net sales growth was impacted by significant deflation in the period, particularly in beef and dairy categories. For the 39 weeks, case volume growth was 2.5% and included similar impacts.

Product deflation also has a negative impact on gross profit dollars. These deflationary pressures were offset by favorable customer mix, acquisitions, and merchandising initiatives. Gross profit increased $20 million in the 13 weeks ended October 1, 2016. As a percent of sales gross profit was 17.7% up from 17.5% in the prior year period. Gross profit increased $91 million for the 39 weeks ended October 1, 2016. As a percentage of sales gross profit was 17.6%, up from 17.1% in the prior year period.

Efficiency and cost initiatives supported lower distribution, selling and administrative expenses. During the 13-and 39-weeks ended October 1, 2016, these expenses declined $8 million and $29 million versus the comparable prior period, respectively. In addition restructuring and tangible asset impairment charges were $14 million and $43 million lower in the 13- and 39-weeks ended October 1, 2016 versus the comparable prior period, respectively. These actions reflect continued focus on ensuring we have a cost efficient and effective organization model. We closed our Baltimore distribution facility in the second quarter of 2016, and transferred the volume to lower cost facilities. We have substantially completed our field reorganization, which enables us to more efficiently manage multiple distribution centers from a hub and region structure. We have taken actions to begin centralizing certain field procurement activities in furtherance of our overall centralization efforts. We expect to complete these actions during 2017 and realize benefits in product costs and logistics resulting from more effective management of procurement and replenishment initiatives. In October, we launched a corporate and administrative cost reduction program that will focus on streamlining the organization, through creating greater spans of control and expanded use of business shared services. We expect to incur costs in our fourth quarter related to employee separation benefits, with savings to be realized over the next 12- 18 months.

Since December of 2015, we have completed five acquisitions, representing in excess of $450 million in annual sales. Three of the acquisitions were broadline distributors, which have helped further our growth with independent restaurants. The remaining two acquisitions were specialty distributors, which further our penetration in center-of-the-plate and produce product categories.

For the balance of fiscal 2016, we expect continued growth in foodservice industry demand. We expect competitive pressures to remain high. We also expect a continuation of the deflationary environment for the balance of the year and potentially into early 2017. General economic trends and conditions, including demographic changes, inflation, deflation, consumer confidence and disposable income, coupled with changing tastes and preferences, influence the amount that consumers spend on food-away-from-home, which can affect our customers and in turn our sales. On balance, we believe that these general trends will support positive real growth in food-away-from home consumption and the growth of foodservice industry sales.

Sales to our independent restaurant customers, which generally have higher margins, continue to be an increasing proportion of our sales mix. Favorable customer mix, additional volume from acquisitions, as well as other merchandising initiatives, have contributed to our ability to expand our margins during a deflationary environment. Additionally, given that a large portion of our business is based on markups over cost, sudden inflation or prolonged deflation can negatively impact our sales and gross profit.

Operating expense reductions reflect the savings realized from actions summarized above. Additionally, we believe our investments in a common technology platform, efficient transactional and operational model, e-commerce and analytic tools that support our team-based selling approach, coupled with merchandising and product innovation, have helped us leverage our costs, maintain our sales, and differentiate us from our competitors.

As of October 1, 2016, approximately one-third of our facilities have employees represented by unions with collective bargaining agreements. While we believe we generally have good relations with our employees, including those represented by unions, from time to time we experience work stoppages or strikes. In May 2016, employees represented by the Teamsters Local at our Corona California distribution center went on strike for a period of three days. In September 2016, we reached a successor collective bargaining agreement with the Local at our Corona California distribution center. In June 2016, we ceased operations at our Baltimore, Maryland distribution center. The Baltimore employees represented by the Teamsters Locals 570 and 355 went on strike. In June 2016, we reached a closure agreement with Local 570 and in October 2016 we reached a closure agreement with Local 355. In October 2016, Teamsters Local 455 at our Denver distribution center went on strike for a period of three days. These labor disruptions did not have a material impact on our business, because of our contingency plans to mitigate any adverse effects of such labor disputes and work stoppages. Future labor disruptions and work stoppages may be disruptive to our business and can lead to lower sales and higher operating costs, and could cause customer deliveries to be delayed and our warehouse and delivery costs to increase, which could result in a material impact on our business. During the remainder of fiscal year 2016, five collective bargaining agreements covering approximately 850 employees are subject to renegotiation. We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Results of Operations

Accounting Periods

We operate on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. Fiscal year 2016 is a 52-week fiscal year. Fiscal year 2015 was a 53-week fiscal year.

Selected Historical Results of Operations

The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(in millions)*
Net sales	$5,841	$5,796	$17,241	$17,192
Cost of goods sold	4,808	4,783	14,215	14,257

Gross profit	1,033	1,013	3,026	2,935
Operating expenses:
Distribution, selling and administrative costs	903	911	2,689	2,716
Restructuring and tangible asset impairment charges	15	29	39	82

Total operating expenses	917	940	2,728	2,797

Operating income	115	73	298	137
Acquisition termination fees—net	—	—	—	288
Interest expense—net	49	70	190	211
Loss on extinguishment of debt	12	—	54	—

Income before income taxes	55	3	55	214
Income tax (benefit) provision	(78)	(2)	(78)	37

Net income	$133	$5	$133	$177

Percentage of Net Sales:
Gross profit	17.7%	17.5%	17.6%	17.1%
Distribution, selling and administrative costs	15.5%	15.7%	15.6%	15.8%
Operating expenses	15.7%	16.2%	15.8%	16.3%
Operating income	2.0%	1.3%	1.7%	0.8%
Net income	2.3%	0.1%	0.8%	1.0%
Other Data:
Cash flows-operating activities	139	321	440	586
Cash flows-investing activities	(520)	(31)	(681)	(158)
Cash flows-financing activities	417	(64)	(126)	(73)
Capital Expenditures	38	31	105	142
EBITDA (1)	210	175	559	724
Adjusted EBITDA (1)	244	225	707	620
Adjusted Net income (1)	87	55	201	72
Free cash flow (1)	101	290	335	444

(*)	Amounts may not add due to rounding.
(1)

EBITDA, Adjusted EBITDA, and Adjusted Net income are non-GAAP measures used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense—net, Income tax provision (benefit), and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible asset impairment charges; 3) Share-based compensation expense; 4) the non-cash impact of LIFO reserve adjustments; 5) Loss on extinguishment of debt; 6) Business transformation costs; 7) Acquisition-related costs; 8) Acquisition termination fees—net; and 9) Other gains, losses, or charges as specified in USF’s agreements. Adjusted Net income is defined as Net income (loss) excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions. EBITDA, Adjusted EBITDA, and Adjusted Net income as presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP.

Free cash flow is defined as Cash flows provided by operating activities less Capital expenditures. Free cash flow is used by management as a supplemental measure of our liquidity. For additional information, see non-GAAP reconciliations below.

Non-GAAP Reconciliations

We provide EBITDA, Adjusted EBITDA, Adjusted Net income as supplemental measures to GAAP regarding our operational performance. These non-GAAP financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.

We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because they exclude amounts that we do not consider part of our core operating results when assessing our performance. Items excluded from Adjusted EBITDA include Restructuring and tangible asset impairment charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, the non-cash impact of LIFO reserve adjustments, Business transformation costs (business costs associated with the redesign of systems and processes), Acquisition related costs, Acquisition termination fees—net, and other items as specified in our debt agreements.

We believe that Adjusted Net income is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, amortization, interest expense, and income taxes on a consistent basis from period to period. Adjusted Net income is Net income (loss) excluding such items as Restructuring and tangible asset impairment charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, Business transformation costs (cost associated with redesign of systems and process), and other items, and adjusted for the tax effect of the exclusions and discrete tax items. We believe that Adjusted Net income is used by investors, analysts and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted Net income (loss) and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(in millions)*
Net income	$133	$5	$133	$177
Interest expense, net	49	70	190	211
Income tax (benefit) provision	(78)	(2)	(78)	37
Depreciation and amortization expense	106	101	314	299

EBITDA	210	175	559	724
Adjustments:
Sponsor fees(1)	—	3	36	8
Restructuring and tangible asset impairment charges(2)	15	29	39	82
Share-based compensation expense(3)	5	3	14	8
LIFO reserve change (4)	(7)	(20)	(25)	(42)
Loss on extinguishment of debt (5)	12	—	54	—
Business transformation costs(6)	10	11	26	31
Acquisition related costs(7)	—	23	1	79
Acquisition termination fees—net (8)	—	—	—	(288)
Other(9)	—	3	4	19

Adjusted EBITDA	244	225	707	620
Depreciation and amortization expense	(106)	(101)	(314)	(299)
Interest expense—net	(49)	(70)	(190)	(211)
Income tax (provision) benefit, as adjusted (10)	(2)	1	(2)	(38)

Adjusted Net income	$87	$55	$201	$72

Free cash flow
Cash flows from operating activities	$139	$321	$440	$586
Capital expenditures	38	31	105	142

Free cash flow	$101	$290	$335	$444

(*)	Amounts may not add due to rounding.
(1)	Consists of fees paid to Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), collectively, (the “Sponsors”) for consulting and management advisory services. On June 1, 2016, the consulting and management agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million.
(2)	Consists primarily of facility related closing costs, including severance and related costs, tangible asset impairment charges, organizational realignment costs and estimated multiemployer pension withdrawal liabilities.
(3)	Share-based compensation expense for vesting of stock awards.
(4)	Represents the non-cash impact of LIFO reserve adjustments.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write-off of certain pre-existing unamortized deferred financing costs, partially offset by the write-off of unamortized issue premium related to the June 2016 debt refinancing, and the loss related to the September 2016 CMBS Fixed Facility defeasance. See Note 10, Debt in our unaudited consolidated financial statements.
(6)	Consists primarily of costs related to significant process and systems redesign across multiple functions.
(7)	Consists of costs related to the Acquisition, including certain employee retention costs.
(8)	Consists of net fees received in connection with the termination of the Acquisition Agreement.

(9)	Other includes gains, losses or charges as specified under USF’s debt agreements. The balance for the 13-weeks ended September 26, 2015 includes $9 million of brand re-launch and marketing costs and $3 million of closed facility carrying costs, partially offset by a $9 million net insurance benefit. The balance for the 39-weeks ended October 1, 2016 includes $5 million of IPO readiness costs, $4 million of closed facility carrying costs and $3 million of business acquisition related costs, partially offset by a $10 million insurance benefit. The balance for the 39-weeks ended September 26, 2015 includes a $16 million legal settlement charge, $9 million of brand re-launch and marketing costs, and $4 million of closed facility carrying costs, partially offset by a $11 million net insurance benefit.
(10)	Represents our income tax (provision) benefit adjusted for the tax effect of pre-tax items excluded from Adjusted Net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and the tax benefits recognized in continuing operations due to the existence of a gain in Other comprehensive income and loss in continuing operations. The tax effect of pre-tax items excluded from Adjusted Net income is computed using a statutory tax rate after taking into account the impact of permanent differences and valuation allowances. We released the valuation allowance against federal and certain state net deferred tax assets in the 13-week and 39-week periods ended October 1, 2016. We were required to reflect the portion of the valuation allowance release related to current year ordinary income in the estimated annual effective tax rate and the portion of the valuation allowance release related to future years’ income discretely in the 13-weeks ended October 1, 2016. We maintained a valuation allowance against federal and state net deferred tax assets in the 13-week and 39-week periods ended September 26, 2015. The result was an immaterial tax effect related to pre-tax items excluded from Adjusted Net income in the 13-week and 39-week periods ended October 1, 2016 and September 26, 2015.

Comparison of Results

13-Weeks Ended October 1, 2016 and September 26, 2015

Highlights

The comparison of results between the 13-weeks ended October 1, 2016 and September 26, 2015 is as follows:

•	Case volume increased 4.0%. Independent restaurant case volume increased 5.5%.

•	Net sales increased $45 million, or 0.8%, to $5,841 million.

•	Operating income increased $42 million, or 57.5%, to $115 million in 2016. As a percentage of Net sales, Operating income increased to 2% in 2016, as compared to 1.3% in 2015.

•	Net income increased $128 million, to $133 million in 2016. Adjusted EBITDA increased $19 million, or 8.4%, to $244 million in 2016. As a percentage of Net sales, Adjusted EBITDA increased to 4.2% in 2016, compared to 3.9% in 2015.

Net Sales

Total case growth of 4% reflected growth across most customer categories, with independent restaurants being the largest contributor. The total case growth was partially offset by planned exits of certain national restaurant chain business. Organic case growth was 1.7%, and reflected similar customer growth trends. Independent restaurant case growth increased approximately 5.5% over the prior quarter, with organic independent restaurant case growth contributing approximately 3.5%.

Net sales increased $45 million, or 0.8%, to $5,841 million in 2016, which is comprised of a 4.0% increase in case volume and a 3.2% reduction in the overall rate per case. The increase in case volume improved Net sales by approximately $232 million, while the rate per case reduced Net sales by approximately $187 million. Acquisitions increased sales by approximately $85 million or 1.5%. Sales of private brand products represented approximately 33% of total Net sales for the 13-weeks ended 2016 and 2015.

The overall rate per case decline of 3.2% as compared to the 13-weeks of 2015 reflects a continuation of the deflationary environment and product mix changes. Deflation is estimated to contribute to approximately two-thirds of the rate per case decline with mix shifts driving the remainder. Deflation was experienced in several commodity categories, but particularly in beef and dairy which contributed to lower average selling prices per case. Changes in product costs impact Net sales since a significant portion of our business is based on markups over cost. Product mix changes stem primarily from our recent acquisition of Freshway. Freshway is a produce distributor with annual sales of approximately $130 million. Produce, as a category, has lower selling prices per case than our average, which brings down our average selling price per case when these sales are consolidated in our overall results. Mix changes also include the transition away from certain national restaurant chain customers whose purchases were concentrated in certain protein categories.

Gross Profit

Gross profit increased $20 million, or 2.0%, to $1,033 million in the 13-weeks of 2016. As a percentage of Net sales, Gross profit increased by 0.2% to 17.7% in 2016 from 17.5% in 2015. The increase in gross profit, as a percent of sales, was driven by higher case volume, inclusive of acquisitions, which increased Gross profit by 0.4%, compared to 2015. This increase was partially offset by a $13 million or a 0.2% decline, as a percent of sales, in the LIFO benefit recognized year over year. Deflationary trends resulted in a LIFO benefit of $7 million in 2016 compared to a benefit of $20 million in 2015. We experienced deflation in center-of-plate items, most notably from beef.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs decreased $8 million, or 0.9%, to $903 million in 2016. As a percentage of Net sales, Distribution, selling and administrative costs were 15.5% in 2016 compared to 15.7% in 2015. The decrease included approximately $7 million of favorable self-insurance experience, $8 million of lower distribution costs largely driven by fuel savings, and $5 million of lower postretirement costs. These benefits were partially offset by a $7 increase in costs due to a year over year reduction in the amount of insurance benefit realized from a claim for a facility destroyed by a tornado in 2014 and $5 million of additional depreciation and amortization, primarily driven by amortization of newly acquired intangible assets from recent business acquisitions.

Restructuring and Tangible Asset Impairment Charges

Restructuring and tangible asset impairment charges decreased $14 million, or 48%, to $15 million in 2016. During the 13-weeks ended October 1, 2016, we announced a plan to centralize certain field procurement activities with an eye toward improving the effectiveness of how we manage product costs and logistics activities. These actions resulted in a $7 million charge, primarily related to employee separation benefits. Additional costs of approximately $8 million were recognized related to the field reorganization announced in 2015, and other facility closure costs, which were focused on network optimization and distribution productivity.

During the 13-weeks ended September 26, 2015, the Company recognized an initial restructuring charge of $29 million related to its plan to streamline the field operational model discussed above. This charge consisted primarily of employee separation costs.

Operating Expenses

Operating expenses, comprised of Distribution, selling, and administrative costs and Restructuring and tangible asset impairment charges, decreased $23 million or 2.5% to $917 million. Operating expenses as a percent of Net sales were 15.7% in 2016, down from 16.2% in 2015. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $42 million, or 57.5%, to $115 million in 2016. Operating income as a percent of Net sales was 2.0% in 2016, up from 1.3% in 2015. The change was primarily due to the factors discussed above.

Interest Expense—Net

Interest expense—net was $21 million lower primarily due to the pay down and refinancing of debt during the second quarter of 2016. See Note 10, Debt in our unaudited consolidated financial statements.

Loss on Extinguishment of debt

In September 2016, USF, through a wholly owned subsidiary, legally defeased its CMBS fixed rate loan dated as of July 3, 2007, (the “CMBS Fixed Facility”), scheduled to mature on August 1, 2017. The defeasance resulted in a loss on extinguishment of debt of $12 million consisting of the difference between the purchase price of the U.S. Government securities – not attributable to accrued interest through the effective date of the defeasance – and the outstanding principal of the CMBS Fixed Facility of $472 million, and other costs of $1 million, consisting of unamortized deferred financing costs and third party costs. See Note 10, Debt in our unaudited consolidated financial statements.

Income Taxes

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and our change in relative income in each jurisdiction.

We released the valuation allowance against our federal net deferred tax assets and certain of our state net deferred tax assets in the 13-weeks ended October 1, 2016 as we determined it was more likely than not the deferred tax assets would be realized. We maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period or the utilization of which are subject to limitation. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years, forecasted earnings, and a reduction of uncertainty regarding forecasted earnings as a result of developments in certain customer and strategic initiatives during the 13-weeks ended October 1, 2016.

The effective tax rate for the 13-weeks ended October 1, 2016 and September 26, 2015 of (143)% and (62)%, respectively, varied from the 35% federal statutory rate, primarily due to a change in the valuation allowance and the recognition of various discrete tax items. During the 13-weeks ended October 1, 2016 and September 26, 2015, the valuation allowance decreased $101 million and $3 million, respectively. The decrease in the valuation allowance for the 13-weeks ended October 1, 2016 was primarily the result of the year to date ordinary income and the corresponding release of the valuation allowance. The discrete tax items for the 13-weeks ended October 1, 2016 included a tax benefit of $80 million, primarily related to the release of the valuation allowance. The decrease in the valuation allowance for the 13-weeks ended September 26, 2015 was primarily the result of the year to date ordinary income, partially offset by an increase in the valuation allowance due to an increase in deferred tax liabilities related to indefinite-lived intangibles. The discrete tax items for the 13-weeks ended September 26, 2015 included a tax benefit of $2 million primarily related to the settlement of tax audits and the expiration of the statute of limitations in various state and local jurisdictions which had a significant impact on the effective tax rate as compared to the ordinary income of $3 million for the 13- weeks ended September 26, 2015.

Net Income

Our Net income was $133 million in 2016 as compared to $5 million in 2015. The improvement in our results of operations was primarily due to the factors discussed above.

39-weeks ended October 1, 2016 and September 26, 2015

Highlights

•	Case volume increased 2.5%. Independent restaurant case volume increased 6.5%.

•	Net sales increased $49 million, or 0.3%, to $17,241 million.

•	Operating income increased $161 million, or 117.5%, to $298 million in 2016. As a percentage of Net sales, Operating income increased to 1.7% in 2016, as compared to 0.8% in 2015.

•	Net income decreased $44 million, or 24.9% to $133 million. Adjusted EBITDA increased to $707 million in 2016 from $620 million in 2015. As a percentage of Net sales, Adjusted EBITDA increased to 4.1% in 2016 compared to 3.6% in 2015.

Net Sales

Total case growth of 2.5% reflected growth with independent restaurants, education, and hospitality customers, partially offset by planned exits from national restaurant chains. Total organic case volume increased 1.1%, and reflected similar customer growth trends. Independent restaurant case growth was approximately 6.5% over the prior year, with organic independent restaurant growth contributing approximately 4.5%.

Net sales increased $49 million, or 0.3% to $17,241 in 2016, comprised of a 2.5% increase in case volume, partially offset by a 2.2% reduction in the overall rate per case. The increase in case volume improved Net sales by approximately $434 million, while the rate per case reduced Net sales by approximately $385 million. Acquisitions increased sales by approximately $196 million or 1.1%. Sales of private brand products represented approximately 33% and 32% of total sales for the 39-weeks in 2016 and 2015, respectively.

The overall rate per case decline of 2.2% as compared to the 39-weeks of 2015 reflects a continuation of the deflationary environment and product mix changes. Deflation is estimated to contribute to approximately two-thirds of the rate per case decline with mix shifts driving the remainder. Deflation was experienced in several commodity categories, but particularly in beef, which contributed to lower average selling prices per case. Changes in product costs impact Net sales since a significant portion of our business is based on markups over cost. Product mix changes include impacts from our produce company acquisition. Produce, as a category, has lower selling prices per case than our average, which brings down our average selling price per case when these sales are consolidated in our overall results. Mix changes also include the transition away from certain national restaurant chain customers whose purchases were concentrated in certain protein categories.

Gross Profit

Gross profit increased $91 million, or 3.1%, to $3,026 million in the 39-weeks of 2016. As a percentage of Net sales, Gross profit increased by 0.5% to 17.6% in 2016 from 17.1% in 2015. Higher case volume, including the impact of acquisitions, increased Gross profit, as a percent of sales, by 0.2%, compared to 2015. Additionally, merchandising initiatives, including efforts to reduce product costs through vendor management and other margin improvement initiatives, increased Gross profit, as a percent of sales by 0.4% compared to the 39-weeks of 2015. Our LIFO inventory costing decreased Gross profit by $17 million or 0.1%, as a percent of sales, as compared to 2015. Deflationary trends resulted in a LIFO benefit of $25 million in 2016 compared to a benefit of $42 million in 2015. We experienced deflation in center-of-plate items, most notably from beef and dairy.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs decreased $27 million, or 1.0%, to $2,689 million in 2016. As a percentage of Net sales, Distribution, selling and administrative costs decreased 0.2%, to 15.6% in 2016 from 15.8% in 2015. The decrease included $25 million of lower distribution expenses, driven by fuel savings, $16 million of net reductions in postretirement benefit costs, a $14 million net benefit related to an improvement in litigation settlements, $10 million of favorable self-insurance experience, and $7 million of wage benefits resulting from the non-recurrence of certain 2015 retention benefits related to the Acquisition. These improvements were partially offset by the $31 million termination fee paid to our Sponsors during the second quarter of 2016, and a $15 million increase in depreciation and amortization expense, primarily related to fleet assets and additional intangible asset amortization.

Restructuring and Tangible Asset Impairment Charges

Restructuring and tangible asset impairment charges decreased $43 million, or 52.4%, to $39 million in 2016. During the 39-weeks ended October 1, 2016, we recognized $39 million of costs comprised of $7 million of employee separation costs to centralize field procurement activities and $32 million of costs related the field reorganization and Baltimore distribution facility closure.

During the 39-weeks ended September 26, 2015, we recognized $82 million of costs related to the field reorganization and Baltimore distribution facility closure. The field reorganization costs of approximately $31 million, were primarily comprised of employee separation costs. The Baltimore costs of approximately $51 million were comprised of $46 million for estimated multiemployer pension withdrawal liabilities and $5 million related to other employee separation and related costs. The estimated multiemployer pension cost was based on the latest available information received from the respective plans’ administrator and represented an estimate for a calendar year 2014 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from initial estimates.

Operating Expenses

Operating expenses, comprised of Distribution, selling, and administrative costs and Restructuring and tangible asset impairment charges, decreased $69 million, or 2.5% to $2,728 million. Operating expenses as a percent of Net sales were 15.8% for the 39-weeks of 2016, down from 16.3% in 2015. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $161 million, or 117.5%, to $298 million in 2016. Operating income as a percent of Net sales increased 0.9% to 1.7% for the 39-weeks of 2016, up from 0.8% in 2015. The change was primarily due to the factors discussed above.

Acquisition Termination Fees—Net

The 39-weeks of 2015 included net Acquisition termination fee income of $288 million, comprised of $300 million paid to us in connection with the termination of the Acquisition Agreement offset in part by a $12.5 million termination fee paid by us in connection with the termination of the related asset purchase agreement.

Interest Expense—Net

Interest expense—net was $21 million lower primarily due to the pay down and refinancing of debt during the second quarter of 2016. See Note 10, Debt in our unaudited consolidated financial statements.

Loss on Extinguishment of debt

As discussed in Note 10, Debt, in our unaudited consolidated financial statements, USF incurred a $54 million loss on extinguishment of debt in 2016. Approximately $42 million of the loss related to the June 2016 debt redemption and refinancing. The remaining $12 million resulted from the defeasance of the CMBS Fixed Facility.

Income Taxes

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and our change in relative income in each jurisdiction.

We estimated our annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 39-weeks ended October 1, 2016 and September 26, 2015 for purposes of determining our year-to-date tax provision (benefit).

We released the valuation allowance against our federal net deferred tax assets and certain of our state net deferred tax assets in the 13-weeks ended October 1, 2016 as we determined it was more likely than not the deferred tax assets would be realized. We maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period or the utilization of which are subject to limitation. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years, forecasted earnings, and a reduction of uncertainty regarding forecasted earnings as a result of developments in certain customer and strategic initiatives during the 13-weeks ended October 1, 2016

The effective tax rate for the 39-weeks ended October 1, 2016 and September 26, 2015 of (143)% and 17%, respectively, varied from the 35% federal statutory rate, primarily as a result of a change in the valuation allowance and the recognition of various discrete tax items. During the 39-weeks ended October 1, 2016 and September 26, 2015, the valuation allowance decreased $101 million and $43 million, respectively. The decrease in the valuation allowance for the 39-weeks ended October 1, 2016 was primarily the result of the year to date ordinary income and the corresponding release of the valuation allowance. The discrete tax items for the 39-weeks ended October 1, 2016 included a tax benefit of $80 million, primarily related to the release of the valuation allowance. The decrease in the valuation allowance for the 39-weeks ended September 26, 2015 was primarily the result of the year to date ordinary income, partially offset by an increase in the valuation allowance due to an increase in deferred tax liabilities related to indefinite-lived intangibles. The year to date ordinary income for the 39-weeks ended September 26, 2015 was impacted by the $288 million net termination fee received pursuant to the terminated Acquisition Agreement. The discrete tax items for the 39-weeks ended September 26, 2015 included a tax benefit of $2 million primarily related to the settlement of tax audits and the expiration of the statute of limitations in various state and local jurisdictions.

Net Income

Our Net income was $133 million in 2016 as compared to $177 million in 2015. The decrease in the results of operations is due to the factors discussed above.

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

In June 2016, we issued 51,111,111 shares of common stock pursuant to our IPO for a cash offering price of $23.00 per share ($21.9075 per share net of underwriter discounts and commissions and before offering expenses), including the exercise in full by underwriters of their option to purchase 6,666,667 additional shares. We used the net proceeds from the IPO of $1,114 million (after the payment of underwriter discounts and commissions and offering expenses) to repay $1,090 million principal amount, and $23 million early redemption premium, for USF’s 8.5% unsecured Senior Notes due June 30, 2019 (the “Old Senior Notes”).

Subsequently, USF entered into a series of transactions to refinance the $2,042 million principal of its senior secured term loan dated as of May 11, 2011 (the “Amended 2011 Term Loan”), and redeem the remaining $258 million in principal of its Old Senior Notes. The aggregate principal outstanding of the Amended 2011 Term Loan was increased to $2,200 million pursuant to USF entering into the Amended and Restated 2016 Term Loan. Additionally, USF issued $600 million principal of 5.875% unsecured Senior Notes due June 15, 2024, (the “2016 Senior Notes”).

In September 2016, USF, through a wholly owned subsidiary, legally defeased its CMBS Fixed Facility, scheduled to mature on August 1, 2017. The CMBS Fixed Facility, had an outstanding balance of $471 million net of unamortized deferred financing costs of $1 million. The cash outlay for the defeasance of $485 million represented the purchase price of U.S. government securities that will generate sufficient cash flow to fund interest payments from the effective date of the defeasance through the repayment of the CMBS Fixed Facility on February 1, 2017, the earliest date the loan could be prepaid at its outstanding principal. The defeasance resulted in a loss on extinguishment of debt of approximately $12 million consisting of the difference between the purchase price of the U.S. Government securities – not attributable to accrued interest through the effective date of the defeasance – and the outstanding principal of the CMBS Fixed Facility of $472 million, and other costs of $1 million, consisting of unamortized deferred financing costs and other third party costs.

As of October 1, 2016, we had $3,831 million in aggregate indebtedness outstanding, net of $21 million of unamortized deferred financing costs.

Our primary financing sources for working capital and capital expenditures are our asset-backed senior secured revolving loan dated as of October 20, 2015 (the “ABL Facility”) and our accounts receivable financing facility dated as of August 27, 2012, as amended (the “2012 ABS Facility”). As of October 1, 2016, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $987 million, of which $929 million was available based on our borrowing base, all of which was secured.

The ABL Facility provides for loans of up to $1,300 million, with its capacity limited by borrowing base calculations. As of October 1, 2016, we had $30 million of outstanding borrowings and had issued letters of credit totaling $403 million under the ABL Facility. There was available capacity on the ABL Facility of $866 million at October 1, 2016, based on the borrowing base calculation.

Under the 2012 ABS Facility, USF and from time to time certain of its subsidiaries, sell, on a revolving basis, their eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary. This subsidiary, in turn, grants to the administrative agent, for the benefit of the lenders, a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). See Note 5, Accounts Receivable Financing Program in our unaudited consolidated financial statements. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $680 million at October 1, 2016. At its option, USF can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $63 million at October 1, 2016, based on the borrowing base calculation.

The Amended and Restated 2016 Term Loan had outstanding borrowings, as of October 1, 2016 of $2,181 million, net of $14 million of unamortized deferred financing costs. The Amended and Restated 2016 Term Loan bears interest of 4.0% – the London Inter Bank Offered Rate (“LIBOR”) floor of 0.75% plus 3.25%, at October 1, 2016 – and matures on June 27, 2023.

As of October 1, 2016, we had $593 million outstanding of 2016 Senior Notes, net of $7 million of unamortized deferred financing costs. The 2016 Senior Notes bear interest of 5.875% and mature on June 15, 2024. On or after June 15, 2019, the 2016 Senior Notes are redeemable, at USF’s option, in whole or in part at a price of 102.938% of their principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the 2016 Senior Notes declines to 101.469% and 100.0%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the 2016 Senior Notes may be redeemed with the aggregate proceeds from equity offerings, as defined in the 2016 Senior Notes indenture, at a redemption premium of 105.875%.

In January 2015, USF entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in taxable demand revenue bonds (the “TRBs”) that provide certain tax incentives related to the construction of a new distribution facility. As of October 1, 2016, $22 million has been drawn on the TRBs resulting in $22 million being recognized as a long-term asset and a corresponding long-term liability in our Consolidated Balance Sheet. As of October 1, 2016, USF also had $315 million of obligations under capital leases for transportation equipment and building leases.

USF’s June 2016 debt refinancings extended maturities of debt facilities and lowered borrowing costs. USF’s largest debt facilities will mature in 2023 and 2024 with scheduled principal payments of $2.1 billion and $600 million, respectively. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of USF’s indebtedness, see Note 10, Debt, in our unaudited consolidated financial statements.

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

USF’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of October 1, 2016, USF had $432 million of restricted payment capacity under these covenants, and approximately $2,060 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of October 1, 2016, we were in compliance with all of our debt agreements.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	39-Weeks Ended
	October 1,	September 26,
	2016	2015
	(in millions)*
Net income	$133	$177
Changes in operating assets and liabilities - net of business acquisitions	—	52
Other adjustments	307	357

Net cash provided by operating activities	440	586

Net cash used in investing activities	(681)	(158)

Net cash used in financing activities	(126)	(73)

Net (decrease) increase in cash and cash equivalents	(368)	355
Cash and cash equivalents, beginning of period	518	344

Cash and cash equivalents, end of period	$150	$699

(*)	Amounts may not add due to rounding.

Operating Activities

Cash flows provided by operating activities were $440 million and $586 million for the 39-weeks ended October 1, 2016 and September 26, 2015, respectively. Prior year cash flows provided by operating activities included a $288 million net cash inflow related to the termination of the Acquisition. Excluding the net termination fee received, cash flows provided by operating activities in 2015 were $298 million. The $142 million increase in the year over year cash flows provided by operating activities, excluding the termination fee, is driven by year over year margin improvements and reductions in operating expenses.

Investing Activities

Cash flows used in investing activities in 2016 reflects our strategy to selectively pursue acquisitions to accelerate our growth. During the 39-weeks ended October 1, 2016, business acquisitions included a produce processor, repacker, and distributor, and a broadline distributor. Total consideration consisted of cash of approximately $96 million plus $6 million for the estimated value of contingent consideration. We also purchased a noncontrolling interest of approximately $8 million in a technology company that provides point-of-sale business intelligence to restaurants, which serves to support our sales initiatives. Approximately $105 million of purchases were made for property and equipment. Cash spending on property and equipment was down from the prior year primarily due to 2015 spending of approximately $60 million for two distribution facility construction/expansion projects.

Cash flows used in investing activities in 2016 also included the purchase of $485 million of U.S. Government securities that were subsequently used to defease USF’s $472 million principal CMBS Fixed Facility. See Note 10, Debt, in our unaudited consolidated financial statements.

During the 39-weeks ended September 26, 2015, we spent $142 million for property and equipment and purchased $22 million of self-funded industrial revenue bonds. See – “Financing Activities” below for the offsetting cash inflow and further discussion in Note 10, Debt, in our unaudited consolidated financial statements.

We expect total capital additions in 2016 to be between $260 and $280 million, inclusive of approximately $80 million in fleet capital leases. During the 39-weeks ended October 1, 2016, capital additions totaled $182 million, of which $77 million was fleet capital leases. We expect to fund our capital expenditures with available cash generated from operations.

Financing Activities

Cash flows used in financing activities of $126 million in the 39-weeks ended October 1, 2016 included net proceeds from our IPO of $1,114 million, and net proceeds from debt issuances and refinancings. We used the proceeds from these transactions to redeem the $1,348 million in principal of the Old Senior Notes, plus an early redemption premium of $29 million, and to purchase the U.S. Government securities that were subsequently used to defease USF’s CMBS Fixed Facility. In addition to the early redemption premium, we have incurred approximately $26 million of other debt financing costs and fees in connection with the debt refinancings and defeasance. We also paid a $666 million one-time special cash distribution to our shareholders, of which $657 million was paid to the Sponsors. We funded the distribution through a $75 million borrowing under the 2012 ABS Facility, a $239 million borrowing under the ABL Facility, and $352 million in available cash.

Cash flows used in financing activities of $73 million in 2015 included $90 million of payments on debt and capital leases, including $2 million of Old Senior Notes repurchased from certain entities associated with KKR. Additionally, we repurchased $5 million of common stock from terminated employees.

In January 2015, we entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in TRBs that provide certain tax incentives related to the construction of a new distribution facility. We borrowed $22 million of the TRBs in 2015.

Retirement Plans

We sponsor several qualified retirement plans and a nonqualified retirement plan (“Retirement Plans”) that pay benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement health and welfare plans that provide benefits for eligible retirees and their dependents. We contributed $36 million and $48 million to the Retirement plans during the 39-week periods ended October 1, 2016 and September 26, 2015, respectively. We have made all required contributions to the Company-sponsored pension plans for fiscal year 2016.

Certain employees are eligible to participate in USF’s defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may match participant contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum matching contribution of 4%. Our contributions to this plan were $32 million and $21 million for the 39-weeks ended October 1, 2016 and September 26, 2015, respectively.

We also contribute to various multiemployer benefit plans under certain collective bargaining agreements. Additionally, at October 1, 2016, we had $86 million of multiemployer pension withdrawal liabilities relating to closed facilities, of which $36 million is payable in monthly installments through 2031, at effective interest rates ranging from 5.9% to 6.5%. The remaining balance of $50 million reflects our estimate of our withdrawal liability for the Baltimore, Maryland facility, closed earlier this year. Due to changes in market conditions and the funded status of the plan, the actual settlement could materially differ from our initial estimates.

Contractual Obligations

See the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus for our contractual cash obligations as of January 2, 2016. There have been no material changes to our specified contractual obligations through October 1, 2016, except for the change in long term maturities due to the June 2016 debt refinancings and debt defeasance discussed above.

Off-Balance Sheet Arrangements

We entered into $69 million in letters of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $331 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $3 million in letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our Prospectus includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during quarter ended October 1, 2016.

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

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates, based on LIBOR or the alternate base rate, as defined in USF’s credit agreements. Accordingly, we will be exposed to fluctuations in interest rates. A 1% change in LIBOR and the prime rate would cause the interest expense on USF’s $2.9 billion of floating rate debt facilities to change by approximately $29 million per year (see Note 10, Debt in our unaudited consolidated financial statements). This change does not consider the LIBOR floor of 1.0% on $2.2 billion in principal of USF’s variable rate term loan.

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of October 1, 2016, we had diesel fuel forward purchase commitments totaling $109 million through March 2018. These locked in approximately 60% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $8 million in additional fuel cost on such uncommitted volumes.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 18, Commitments and Contingencies in our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Prospectus, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Annual Meeting and Stockholder Proposals

Our Board of Directors has determined that we will hold our 2017 annual meeting of stockholders (the “2017 Annual Meeting”) on May 10, 2017.

The expected date of the 2017 Annual Meeting represents a change of more than 30 days from the first anniversary of the deemed date of our first annual meeting of stockholders of June 30, 2017, which is set forth in Section 1.12(a)(ii) of our Amended and Restated Bylaws (the “Bylaws”). In accordance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have established a new deadline for the receipt of stockholder proposals submitted for inclusion in our proxy materials for the 2017 Annual Meeting. In order to be considered for inclusion, such proposals must be received in writing by us before the close of business on January 9, 2017.

Proposals must also comply with the applicable requirements of Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in Company-sponsored proxy materials and other applicable laws. The January 9, 2017 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c)(1) of the Exchange Act.

Additionally, in order for a stockholder to bring business before the 2017 Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a director for election, it must provide timely notice within the applicable time period set forth in the advance notice provision of the Bylaws. The Bylaws provide that where the annual meeting is advanced by more than 30 days from the anniversary of the previous year’s annual meeting, notice must be delivered to the Secretary of the Company no more than 120 and no fewer than 90 days before the new meeting date. In this case, because the date of the 2017 Annual Meeting is advanced by more than 30 days from June 30, 2017, the Secretary must receive written notice no earlier than the start of business on January 10, 2017 and no later than the close of business on February 9, 2017, and the stockholder must otherwise comply with the requirements set forth in the Bylaws.

Any stockholder proposal for inclusion in our proxy materials, notice of proposed business to be brought before the 2017 annual Meeting, or director nomination should be sent to our principal executive offices located at 9399 W. Higgins Rd., Suite 500, Rosemont, IL 60018, Attention: Corporate Secretary.

Future Sales of our Common Stock

The Sponsors hold approximately 166,666,663 shares, or 75.5%, of our common stock, and have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. The resale of shares held by the Sponsors is currently prohibited or otherwise restricted as a result of lock-up agreements entered into by our stockholders with the underwriters in connection with the IPO; however, subject to applicable securities law restrictions these shares will be able to be sold in the public market beginning 180 days after the effective date of our IPO or upon waiver by the underwriters of the remainder of the 180-day lock-up period.

Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

Item 6.	Exhibits

Exhibit Number

10.54*§	US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan.

10.55*§	Form of Omnibus Amendment to Outstanding Stock Option Agreements.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
§	Indicates exhibits that consist of a management contract or compensatory plan or arrangement.
†	Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date: November 8, 2016	By:	/s/ PIETRO SATRIANO
Pietro Satriano
President and Chief Executive Officer

Date: November 8, 2016	By:	/s/ FAREED KHAN
Fareed Khan
Chief Financial Officer