Form 10-K
period 2016-12-31
US Foods Holding Corp.
filed 2017-02-28
CIK 1665918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37786

US FOODS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	24-0347906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9399 W. Higgins Road, Suite 500

Rosemont, IL 60018

(847) 720-8000

(Address, including Zip Code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 1, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $1,296,100,650 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

221,036,172 shares of the registrant’s common stock were outstanding as January 31, 2017

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on May 10, 2017 are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2016.

US Foods Holding Corp.

Annual Report on Form 10-K

Item 1:	BUSINESS

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

Our Company

We are among America’s great food companies and one of only two foodservice distributors with a national footprint in the United States. Built through organic growth and acquisitions, we trace our roots back over 150 years to a number of heritage companies with rich legacies in food innovation and customer service. These include Monarch Foods (established in 1853), Sexton (1883), PYA (1903), Rykoff (1911) and Kraft Foodservice (1976). US Foodservice was organized as a corporation in Delaware in 1989. In 2007, the Sponsors acquired US Foodservice from Royal Ahold N.V. In November 2011, we rebranded from “US Foodservice” to “US Foods.”

The U.S. foodservice distribution industry is large, fragmented and growing, with total industry sales of approximately $280 billion in 2016 according to Technomic (February 2017), a third party source for food and foodservice industry data, intelligence and commentary. With net sales of $23 billion in the fiscal year ended December 31, 2016, we are the second largest foodservice distributor in the United States with a 2016 market share of approximately 8%.

Our mission is to be First In Food. We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of Great Food. Made Easy. It centers on providing a broad and innovative offering of high-quality products to our customers, as well as a comprehensive suite of industry-leading e-commerce, technology, and business solutions. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage the business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer facing activities. As we say on our trucks, we are Keeping Kitchens Cooking across America.

We supply approximately 250,000 customer locations nationwide. They include independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide approximately 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from over 5,000 suppliers. Our more than 4,000 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants. Our extensive network of 60 distribution centers and a fleet of approximately 6,000 trucks provide an efficient operating model, allowing us to offer high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.

Our Business Strategy

While we serve all customer types, our strategy focuses on independent restaurants, small chains and regional chains, and healthcare and hospitality customers. Their expected growth, mix of product and category purchases, adoption of value-added solutions, and other factors make them attractive to us.

We offer innovative products and services that help chefs and operators succeed. Our e-commerce tools and mobile solutions make it easier for customers to do business with us. We execute on these elements of our strategy while delivering on the fundamental requirements that are important to all of our customers. This strategy is supported by a series of capabilities and initiatives depicted in the following pyramid.

Great Food. Made Easy.

Strategic Priorities and Supporting Initiatives

•

“Great Food.” Food leadership means meeting the needs of a diverse and growing customer base and providing a broad product portfolio. This offering includes items from leading manufacturers’ brands and our private brands. Our unique product innovation capabilities keep us at the forefront of emerging food trends. We work with suppliers to bring new items to market that reflect consumer preferences such as sustainable products. Great Food is especially important to our core independent and regional restaurant customers who value food quality, menu diversity, and insights into emerging trends in consumer preferences.

•

“Made Easy.” To improve the customer experience, we provide the broadest and most relevant e-commerce and business support tools in the U.S. foodservice distribution industry. We combine this with a consultative selling approach to create data-driven customer insights that focus our efforts on the most impactful areas from a customer’s perspective. Our mobile and e-commerce capabilities allow customers to easily place orders, track shipments, view product information, and verify orders at delivery. Our knowledge of consumer trends and innovative food offerings, coupled with a deep understanding of our customers’ operations, allows us to bring them opportunities for growth and efficiency. We are also expanding our capabilities with analytical tools that yield additional insights from our transactional and operational data.

•

Flawless Fundamentals. We strive to do everything right with our customers every day: from ordering to delivery to billing. Our customers value product quality, food safety, product price, and variety, as well as dependable and accurate transactions and delivery. We outperform most of our competitors in many of these areas, as evidenced by the result of customer surveys. We are always looking for ways to improve this experience, to further strengthen our customer relationships and widen the performance gap between us and our competitors.

•

Foundational Excellence. We focus on people, processes, infrastructure, and insights from analytics. This begins with a commitment to our approximately 25,000 employees: developing their talents and maintaining a strong and vibrant culture. We have significant scale in our operating network, coupled with leading supply chain management capabilities and standardized business processes. This includes a common technology infrastructure supporting transactional, operating, and financial activities.  The result is a streamlined organizational model that supports local leadership with centralized capabilities.

Since December 2015, we have acquired three broadline foodservice distributors, which had a combined total of more than $246 million in sales, primarily to independent restaurants. In December 2015, we acquired Dierks Waukesha (“Dierks”), in Waukesha, Wisconsin. With annual sales of approximately $120 million and more than 3,500 customers, Dierks was one of the largest regional broadline foodservice distributors in the four-state area it serviced. In March 2016, we acquired Cara Donna Provision Co. (“Cara Donna”). With annual sales of approximately $100 million and more than 1,300 customers, Cara Donna is one of the largest regional broadline foodservice distributors in New England. In October 2016, we acquired Jeraci Foods (“Jeraci”), which had annual sales of approximately $26 million. Jeraci is a distributor focused on the Italian specialty portion of the market, that will augment our presence in the Italian restaurant and pizzeria area.

In addition to the broadline acquisitions, we have acquired two specialty producers to enhance our capability in produce and seafood markets. In June 2016, we acquired Freshway Foods (“Freshway”) in Sidney, Ohio. Freshway has annual sales of approximately $130 million and is a produce processor that provides bulk, re-pack, and value-added processed produce to foodservice and retail customers. In October 2016, we acquired Save On Seafood, which has annual sales of approximately $80 million and is a seafood processor in St. Petersburg, Florida. This acquisition enables us to further our penetration in the center of the plate product category.

Because the U.S. foodservice distribution industry is fragmented, we believe there are plenty of attractive acquisition opportunities for us that will allow us to grow with our target customer types and generate an attractive return on investment from the revenue and cost synergies we hope to capture from integrating the acquired businesses into our operations.

Our Industry

The U.S. foodservice distribution industry is highly fragmented, with over 15,000 local and regional competitors. Foodservice distributors typically fall into three categories representing differences in customer focus, product offering, and supply chain:

•	Broadline distributors who offer a “broad line” of products and services
•	System distributors who carry products specified for large chains
•	Specialized distributors focused on specific product categories or customer types (e.g., meat or produce)

A number of adjacent competitors also serve the U.S. foodservice distribution industry, including cash-and-carry retailers, commercial wholesale outlets and warehouse clubs, commercial website outlets, and grocery stores.

There is a high degree of customer overlap, particularly across the broadline, specialized and cash-and-carry categories, as many customers purchase from multiple distributors concurrently. Most buying decisions are based on the type of product, its quality and price, plus a distributor’s ability to completely and accurately fill orders and provide timely deliveries. Since switching costs are low, customers can make supplier and channel changes quickly. Existing foodservice competitors can extend their shipping distances, and add truck routes and warehouses relatively quickly to serve new markets or customers. Given our mix of products and services, we consider ourselves as a broadline distributor.

The U.S. foodservice distribution industry is comprised of different customer types of varying sizes, growth profiles, and product and service requirements. Industry sales data reflected below for 2016 is based on information from Technomic (February 2017).

•

Independent restaurants/small chains and regional chains. U.S. foodservice distribution sales to independent restaurants and small chains were estimated to be $67 billion in 2016.  Regional chains were estimated to represent $16 billion in foodservice distribution sales in 2016. Independent restaurants and small chains typically differentiate themselves in the market on the dining experience they provide to consumers and on the quality and diversity of their menu. They value business solutions that help them attract diners, improve the effectiveness of their menu offering, and drive efficiency in their operations. We believe there are significant opportunities to provide additional solutions to these customers that would be otherwise difficult for them to access, given their more limited size and resources.

•

Healthcare customers. Healthcare customers were estimated to comprise $14 billion in foodservice distribution sales in 2016. These customers generally fall into either acute care (e.g., hospital systems) or senior living (e.g., nursing homes and long-term care facilities). Healthcare customers have complex foodservice needs given their scale, need for menu diversity, and logistics considerations. Food is also not as central to their overall business as it is for a restaurant, but it is a key contributor to patient satisfaction. As a result, some healthcare providers utilize third-party contract management companies to operate their foodservice facilities. Many use group purchasing organizations, or GPOs, as intermediaries in order to gain procurement scale. In our experience, healthcare customers purchasing directly, through GPOs, or through contract foodservice operators value strong relationships with their foodservice partners, particularly those that bring national scale, a broad product offering, and strong transactional and logistics capabilities.

•

Hospitality customers. This customer type was estimated to represent $19 billion in foodservice distribution sales in 2016. They are a diverse group, ranging from large hotel chains and conference centers to local banquet halls, country clubs, casinos, and entertainment and sports complexes. Food is a key contributor to guest satisfaction for these customers, and they value solutions related to menu planning and efficiency improvements in their kitchens and restaurants. With complex foodservice needs, hospitality customers value streamlined purchasing processes and expect high service levels in fulfilling their orders. Hospitality customers also use GPOs as intermediaries in order to gain procurement scale.

•

National restaurant chains. The top 100 national restaurant chains were estimated to generate $77 billion in U.S. foodservice distribution industry sales in 2016. These customers tend to in-source most activities except distribution, where they often rely on system distributors primarily for freight and logistics.

In fiscal 2016, no single customer represented more than 4% of our total customer sales. Sales to our top 50 customers/GPOs represented approximately 43% of our net sales in fiscal 2016.  We have relationships with GPOs that act as agents for their members in negotiating pricing, delivery and other terms. Some customers who are members of GPOs purchase their products directly from us under the terms negotiated by their GPOs. In fiscal 2016, this accounted for about 25% of our total customer purchases. GPOs primarily focus on healthcare, hospitality, education, government/military and restaurant chains.

We believe that a broad array of value-added solutions offered by foodservice distributors makes customers more effective and efficient and can help foodservice distributors profitably grow their businesses. These services require distributors to invest in their capabilities, resulting in a higher cost-to-serve. When customers benefit from product and service solutions, they purchase a more attractive and profitable mix of items and tend to have stronger commercial relationships and loyalty.

We believe that the customer types that we target, which include independent restaurants, small and regional chains, and healthcare and hospitality customers, have greater growth prospects and/or benefit from value-added solutions to a greater extent than other customer types.

There are several important dynamics affecting the industry.

•

Evolving consumer tastes and preferences. Consumers demand healthy and authentic food alternatives with fewer artificial ingredients, and they value locally harvested and sustainably manufactured products. In addition, many ethnic food offerings are becoming more mainstream as consumers show a greater willingness to try new flavors and cuisines. Changes in consumer preferences create opportunities for new and innovative products and for unique food-away-from-home destinations. This, in turn, is expected to create growth, margin expansion, and better customer retention opportunities for those distributors with the flexibility to balance national scale and local preferences. We believe foodservice distributors will likely need broader product assortments, extended supplier networks, effective supply chain management capabilities, and strong food safety programs to meet these needs.

•

Generational shifts with millennials and baby boomers. Given their purchasing power, millennials and baby boomers will continue to significantly influence food consumption and the food-away-from-home market. According to a U.S. Census Bureau survey, there are 83 million individuals born between 1982 and 2000 in the United States. That makes these millennials the largest demographic cohort. They are key to driving growth in the broader U.S. food industry as their disposable income increases. Baby boomers continue to shape the industry as they remain in the workplace longer, prolonging their contribution to food-away-from-home expenditures.

•

Growing importance of e-commerce. We see significant future growth in e-commerce and in the adoption of mobile technology solutions by foodservice operators. E-commerce solutions increase customer retention. They also deepen the relationship between foodservice distributors and customers, creating new insights and services that can make both more efficient. We think deeper, technology-enabled relationships with customers will accelerate the adoption of new products and increase customer loyalty. As a result, distributors that have invested in creating these capabilities will have a competitive edge. We believe this trend will accelerate, as millennials become key influencers and decision-makers within the industry, particularly at the customer level. We believe foodservice distributors will need to strengthen technology, data analytics, and related capabilities to address these changes.

We believe that we have the scale, foresight and agility required to proactively address these trends and, in turn, benefit from higher growth, greater customer retention and improved profitability.

Products, Brands, and Other Intellectual Property

We have a broad assortment of categories and brands to meet customers’ needs. In many categories, we offer products under our own private brands and trademarks.

The table below presents the sales mix for our principal product categories for the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014.

	2016	2015	2014
Meats and seafood	36%	36%	36%
Dry grocery products	18%	18%	18%
Refrigerated and frozen grocery products	16%	15%	15%
Dairy	10%	11%	11%
Equipment, disposables and supplies	9%	9%	9%
Beverage products	6%	6%	6%
Produce	5%	5%	5%
	100%	100%	100%

We have registered the trademarks US Foods, Food Fanatics and Chef’Store in connection with our overall US Foods brand strategy and with our retail outlets. We have also registered or applied for trademark protection in the United States in connection with our brand portfolio: for our Best tier lines: Chef’s Line, Rykoff Sexton, Stock Yards and Metro Deli; for our Better tier products: Monarch, Monogram, Molly’s Kitchen and Glenview Farms, among others; and for our Good tier offerings: Valu+Plus and Harvest Value.

Other than the US Foods trademark, and the trademarks for our brand portfolio, we do not believe that trademarks, patents, or copyrights are material to our business.

Suppliers

We purchase from over 5,000 individual suppliers, none of which accounted for more than 5% of our aggregate purchases in fiscal 2016. Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional suppliers support targeted geographic initiatives, and private label programs requiring regional distribution. We generally negotiate supplier agreements on a centralized basis.

Seasonality

Our business does not fluctuate significantly from quarter to quarter, and as a result, is not considered seasonal.

Working Capital

Our operations and strategic objectives require continuing capital investment, and our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt and other financing arrangements.  See discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our liquidity and capital resources.

Government Regulation

As a marketer, processor and distributor of food products in the United States, US Foods must comply with various laws and regulations from federal, state and local regulatory agencies. Our policy is to comply with all applicable laws and regulations. A summary of certain laws and regulations is described below.

Food Holding and Processing

We are subject to the Federal Food, Drug and Cosmetic Act; the Bioterrorism Act; and regulations created by the U.S. Food and Drug Administration (“FDA”). The FDA regulates manufacturing and holding requirements for foods, specifies the standards of identity for certain foods and prescribes the format and content of certain information that must appear on food product labels.

The recently published applicable rules under the FDA Food Safety Modernization Act (“FSMA”) significantly expanded our food safety requirements. Among other things, we are required to maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated. The FSMA further regulates food products imported into the United States and provides the FDA with mandatory recall authority. The Act’s rule on the sanitary transportation of food may require us to enhance our systems to ensure that we meet new standards for maintaining the safety of food during transportation.

For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Country of Origin Labeling Act, and regulations from the U.S. Department of Agriculture (“USDA”). The USDA imposes standards for product quality and sanitation, including the inspection and labeling of meat and poultry products, and the grading and commercial acceptance of produce shipments from our vendors.

Our Company and products are also subject to state and local regulation. This includes measures such as the licensing of our facilities, enforcement of standards for our products and facilities by state and local health agencies, and regulation of our trade practices in connection with selling products.

Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. Our facilities are generally inspected at least annually by federal and/or state authorities. We have a small number of manufacturing facilities for some meat, poultry, seafood and produce products.  These units are appropriately registered and inspected by USDA and FDA respectively.  We also must establish communication programs to transmit information about the hazards of certain chemicals present in some of the products we distribute.

Our customers include several departments of the federal government, including the Department of Defense and Department of Veterans Affairs facilities, as well as certain state and local entities. These customer relationships subject us to additional regulations applicable to government contractors.

Trade

For the purchase of products manufactured outside of the United States, and for the shipment of products to customers located outside of the United States, we are subject to customs laws regarding the import and export of shipments. Our activities, including working with customs brokers and freight forwarders, are subject to regulation by U.S. Customs and Border Protection, part of Homeland Security.

Anticorruption

Because we are organized under the laws of a state in the U.S. and our principal place of business is in the U.S., we are considered a “domestic concern” under the Foreign Corrupt Practices Act and are covered by the anti-bribery provisions of the Act. The anti-bribery provisions of the FCPA prohibit any domestic concern and any officer, director, employee, or agent, acting on behalf of the domestic concern from paying or authorizing payment of anything of value to (i) influence any act or decision by a foreign official; (ii) induce a foreign official to do or omit to do any act in violation of his/her lawful duty; (iii) secure any improper advantage; or (iv) induce a foreign official to use his/her influence to assist the payor in obtaining or retaining business, or directing business to another person.

Ground Transportation

The U.S. Department of Transportation and its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration regulate our trucking operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours-of service. Such matters as weight and dimension of equipment also fall under federal and state regulations.

Environmental

Our operations are also subject to a broad range of federal, state, and local environmental laws and regulations. Our operations are also subject to zoning and building regulations. The environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; properly handling and disposing of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and aboveground storage tanks for diesel fuel and other petroleum products.

A number of our facilities have ammonia or Freon-based refrigeration systems, which could cause injury or environmental damage if accidently released. In addition, many of our facilities have propane and battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances, and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs.

Employment

The U.S. Department of Labor and its agencies, the Employee Benefits Security Administration, the Occupational Safety & Health Administration, and the Office of Federal Contract Compliance Programs regulate our employment practices and standards for workers. We are also subject to laws that prohibit discrimination in employment based on non-merit categories, including Title VII of the Civil Rights Act and the Americans with Disabilities Act, and other laws relating to accessibility and the removal of barriers. Our workers’ compensation self-insurance is subject to regulation by the jurisdictions in which we operate.

Our facilities are subject to inspections under the Occupational Safety and Health Act to ensure our compliance with certain manufacturing, health and safety standards to protect our employees from accidents. US Foods is also subject to the National Labor Relations Act, which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace.

Compliance

We believe that we comply with the regulatory requirements relating to our operations. Failing to comply with applicable regulatory requirements could result in a number of adverse situations. These could include administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closing facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; and the failure to get additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business. Any of these could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future, and we may incur material costs to comply with them, or any required product recalls.

Employees

As of December 31, 2016, we had approximately 25,000 employees, of which approximately 4,500 are members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Approximately one-third of our facilities have employees represented by unions with collective bargaining agreements (“CBAs”).

During fiscal year 2016, 13 CBAs covering approximately 1,400 employees were renegotiated. During fiscal 2017, nine CBAs covering approximately 800 employees are subject to renegotiation. While we have experienced work stoppages in the past, we believe we have generally good relations with both union and non-union employees, and we believe we are well-regarded in the communities in which we operate.

Available Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the “Investors” section at https://ir.usfoods.com/investors. The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this Annual Report on Form 10-K (“Annual Report”).

Item 1A.	Risk Factors

We are subject to many risks and uncertainties including, without limitation, our results of operations and cash flows. Some of these risks and uncertainties may cause our financial performance, business or operations to vary, or they may materially or adversely affect our financial performance. These are discussed below. The risks and uncertainties described in this Annual Report are not the only ones we face. Others—which are not currently known to us, or that we believe are immaterial—also may adversely affect our financial performance, business or operations.

Risks Relating to Our Business and Industry

Ours is a low-margin business, and our profitability is directly affected by cost deflation or inflation, commodity volatility and other factors.

The U.S. foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile commodity costs have a direct impact on our industry. We make a significant portion of our sales at prices that are based on the cost of products we sell, plus a percentage margin. As a result, our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may reduce our profit margins and earnings, if product cost increases cannot be passed on to customers because they resist paying higher prices. In addition, periods of rapid inflation may have a negative effect on our business. There may be a lag between the time of the price increase and the time at which we are able to pass it along, as well as the impact it may have on discretionary spending by consumers.

Competition in our industry is intense, and we may not be able to compete successfully.

The U.S. foodservice distribution industry is highly competitive. One of our competitors has greater financial and other resources than we do. Furthermore, there are a large number of local and regional distributors. These companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups. The goal is to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These suppliers also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. Additionally, adjacent competition, such as cash and carry operations, commercial wholesale outlets, club stores and grocery stores, continue to serve the commercial foodservice market. We also experience competition from online direct food wholesalers, such as Amazon.com. We generally do not have exclusive service agreements with our customers, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that is perceived to be superior. The cost of switching suppliers is very low as are the barriers to entry into the U.S. foodservice distribution industry. We believe most purchasing decisions in the U.S. foodservice distribution industry are based on the quality and price of the product, plus a distributor’s ability to completely and accurately fill orders and provide timely deliveries.

Increased competition has caused the U.S. foodservice distribution industry to change, as distributors seek to lower costs, further increasing pressure on the industry’s profit margins. Heightened competition among our suppliers, significant pricing initiatives or discount programs established by competitors, new entrants, and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect our business, financial condition, and results of operations.

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We get substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with suppliers. Although our purchasing volume can provide leverage when dealing with suppliers, they may not provide the foodservice products and supplies we need in the quantities and at the prices requested. We do not control the actual production of most of the products we sell. This means we are also subject to delays caused by interruption in production and increases in product costs based on conditions outside our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers; severe weather; crop conditions; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; and natural disasters or other catastrophic events (including, but not limited to, the outbreak of food-borne illnesses in the United States). Our inability to obtain adequate supplies of foodservice and related products because of any of these or other factors could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors.

We have substantial debt, which could adversely affect our financial health and our ability to raise additional capital or obtain financing in the future, react to changes in our business, and make payments on our debt.

As of December 31, 2016, we had $3,782 million of indebtedness, net of $20 million of unamortized deferred financing costs.

Our substantial debt could have important consequences to us, including the following:

•

our ability to obtain additional financing or use our cash flows for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes, and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•	a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
•	we are exposed to the risk of increased interest rates because a substantial portion of our borrowings are at variable rates of interest;
•	it may be more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•	we may be more vulnerable to general adverse economic and industry conditions;
•

we may be at a competitive disadvantage compared to our competitors with less debt or comparable debt at more favorable interest rates and they, as a result, may be better positioned to withstand economic downturns;

•	our ability to refinance indebtedness may be limited or the associated costs may increase; and
•

our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our business.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

Our credit facilities and indenture contain covenants that, among other things, restrict our ability to do the following:

•	dispose of assets;
•	incur additional indebtedness (including guarantees of additional indebtedness);
•	pay dividends and make certain payments;
•	create liens on assets;
•	make investments (including joint ventures);
•	engage in mergers, consolidations or sales of all or substantially all of our assets;

•	engage in certain transactions with affiliates;
•	change the business conducted by us; and
•	amend specific debt agreements.

In addition, if borrowing availability under the ABL Facility, plus the amount of unrestricted cash and cash equivalents held by us, falls below a specified threshold of $118 million on any three consecutive business days, the borrowers under such facility, which are our subsidiaries, are required to comply with a minimum fixed charge coverage ratio of 1.0 : 1.0. In addition, if our borrowing availability under the ABL Facility falls below $130 million on any two consecutive business days or, solely with respect to the ABL Facility, certain cash management covenants or borrowing base delivery requirements are breached, or a payment default or bankruptcy event occurs, additional reporting responsibilities are triggered under the ABL Facility and the 2012 ABS Facility.

Our ability to comply with these provisions in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these provisions in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

The restrictions under the terms of our credit facilities and indenture may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in our credit facilities and indenture may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under our credit facilities and indenture that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under and may not be able to repay the amounts due under our credit facilities. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our debt facilities and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under our debt will depend on our financial and operating performance. This, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control, as described under “—We have substantial debt, which could adversely affect our financial health and our ability to raise additional capital or obtain financing in the future, react to changes in our business and make payments on our debt” and “—The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business” above.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The 2012 ABS Facility will mature in 2018. The ABL Facility will mature in 2020. The senior secured term loan, dated as of May 11, 2011, as amended by the first amendment dated as of June 7, 2013, as amended and restated by the second amendment dated as of June 27, 2016, and as amended by the third amendment dated as of February 17, 2017 (the “Amended and Restated 2016 Term Loan”) will mature in 2023. The 5.875% unsecured senior notes due June 15, 2024 (the “2016 Senior Notes”) will mature in 2024. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and indenture restrict our ability to dispose of assets and use the proceeds from any such dispositions. As a result, we cannot assure you we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet the debt service obligations when due.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

A change in our relationships with GPOs could negatively affect our relationships with customers, which could reduce our profitability.

No single customer represented more than 4% of our total net sales in fiscal 2016. However, some of our customers purchase their products under arrangements with GPOs. GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us. Our customers who are members of GPOs purchase products directly from us on the terms negotiated by their GPO. GPOs use the combined purchasing power of their members to lower the prices paid by their members, and we have experienced some pricing pressure from customers who associate with GPOs. Approximately 25% of our net sales in fiscal 2016 were made by customers under terms negotiated by GPOs. To the extent our customers, for example, independent restaurants who do not typically negotiate directly with GPOs, are able to independently negotiate competitive pricing or become members of GPOs, we may be forced to lower our prices so they will remain customers, which would negatively affect operating margins. In addition, if we are unable to maintain our relationships with GPOs, or if GPOs are able to negotiate more favorable terms for their members with our competitors, we could lose some or all of that business. This could adversely affect our future operating profits.

Our relationships with key long-term customers and GPOs may be materially diminished or terminated.

We have long-standing relationships with a number of our customers and GPOs, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or GPOs on acceptable terms or at all or collect amounts owed to us from insolvent customers. Our customer and GPO agreements are generally terminable upon advance written notice (typically ranging from 30 days to six months) by either us or the customer or GPO, which provides our customers or GPOs with the opportunity to renegotiate their contracts with us or to award more business to our competitors. The loss of one or more of our major customers or GPOs could adversely affect our business, financial condition, and results of operations.

If we fail to increase or maintain our sales to independent restaurant customers, our profitability may suffer.

Our most profitable customers are independent restaurants. We tend to work closely with these customers, providing them access to our customer value added tools and as a result are able to earn a higher operating margin on sales to them. Our ability to continue to gain market share of independent restaurant customers is critical to achieving increased operating profits. Changes in the buying practices of independent restaurant customers, including their ability to require us to sell to them at discounted rates, or decreases in our sales to this type of customer could have a material negative impact on our profitability.

We must consummate and effectively integrate the businesses we acquire.

Historically, a portion of our growth has come through acquisitions. If we are unable to find, consummate, and integrate acquired businesses successfully or realize anticipated economic, operational, and other benefits and synergies in a timely manner, our profitability may decrease. Integrating acquired businesses may be more difficult in a region or market in which we have limited expertise. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and/or operational resources. Significant acquisitions may also require incurring additional debt. This could increase our interest expense and make it difficult for us to get favorable financing for other acquisitions or capital investments in the future.

We may be unable to achieve some or all of the benefits that we expect from our cost savings initiatives.

We may not be able to realize some or all of our expected cost savings in the future. A variety of factors could cause us not to realize some of the expected cost savings. These include, among others, delays in the anticipated timing of activities related to our cost savings initiatives, lack of sustainability in cost savings over time, and unexpected costs associated with operating our business. All of these factors could negatively affect our results of operations and financial condition, including by failing to offset any decreases in our profitability.

Significant increases in fuel costs could hurt our business.

The high cost of fuel can negatively affect consumer confidence and discretionary spending. As a result, this reduces the frequency and amount spent by consumers for food prepared away from home. In addition, the high cost of fuel can also increase the price we pay for products, as well as the costs we incur to deliver products to our customers. These factors, in turn, negatively affect our sales, margins, operating expenses, and operating results. Additionally, from time to time, we enter into forward purchase commitments for some of our fuel requirements at prices equal to the then-current market price. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than market costs for part of our fuel. This risk is partially mitigated through the use of diesel fuel surcharges to our customers.

An economic downturn, or other factors affecting consumer confidence, could reduce the amount of food prepared and consumed away from home, which could harm our business.

The U.S. foodservice market is sensitive to national and regional economic conditions. In recent years, the uneven level of general U.S. economic activity, the uncertainty in the financial markets, and slow job growth has affected consumer confidence and discretionary spending. A renewed decline in economic activity, other factors affecting consumer confidence, and the frequency and amount spent by consumers for food prepared away from home may reduce our sales and operating results in the future. Additionally, prolonged periods of product cost inflation may have a negative impact on our profit margins and earnings, if the product cost increases cannot be passed on to customers who resist paying higher prices or negatively affect consumer spending. There can be no assurance that one or more of these factors will not reduce future operating results.

We may be subject to or affected by liability claims related to products we distribute.

As any seller of food, we may be exposed to liability claims in the event that the products we sell cause injury or illness. We believe we have sufficient primary or excess umbrella liability insurance to cover product liability claims. However, our current insurance may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us. But this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, the liability related to defective products could adversely affect our results of operations.

Any negative media exposure or other event that harms our reputation could hurt our business.

Maintaining a good reputation is critical to our business, particularly in selling our private label products. Any event that damages our reputation, justified or not, could quickly affect our revenues and profits. This includes adverse publicity about the quality, safety or integrity of our products. Reports, whether or not they are true, of food-borne illnesses (such as e. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering could severely injure our reputation. If patrons of our national chain and regional restaurant customers become ill from food-borne illnesses, the customers could be forced to temporarily close restaurant locations and our sales would correspondingly decrease. In addition, instances of food-borne illnesses or food tampering or other health concerns, even those unrelated to our products, can result in negative publicity about the U.S. foodservice distribution industry and dramatically reduce our sales.

We face risks related to labor relations and the availability of qualified labor.

As of December 31, 2016, we had approximately 25,000 employees, of which approximately 4,500 are members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Our failure to effectively renegotiate any CBAs could result in work stoppages and we may, from time to time, be subject to increased efforts to subject us to multi-location labor disputes, as individual labor agreements expire or labor disputes arise. This would place us at greater risk of being unable to continue to operate one or more facilities, delaying deliveries, possibly causing customers to seek alternative suppliers, or otherwise being materially adversely affected by labor disputes. From time to time, when there are labor related issues at a facility represented by a local union, sympathy strikes occur at other facilities that are represented by other local unions. While we believe we have generally satisfactory relationships with our employees, including the unions that represent some of our employees, a work stoppage due to our failure to renegotiate union contracts or for other reasons could have a significant negative effect on us.

Further, potential changes in labor legislation and case law could result in currently non-union portions of our workforce, such as our warehouse and delivery personnel, being subjected to greater organized labor influence. Should additional portions of our workforce be subject to CBAs, this could result in increased costs of doing business as we may be subject to mandatory, binding arbitration of labor scheduling, costs and standards and we may therefore have reduced operating flexibility.

Additionally, we risk a shortage of qualified labor. Recruiting and retention efforts, and actions to increase productivity, may not be successful, and we could encounter a shortage of qualified labor in the future. Such a shortage could potentially increase labor costs, reduce profitability and/or decrease our ability to effectively serve customers.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of net sales, higher than many other industries, even if we are able to negotiate agreements and avoid work stoppages, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost of many of our customers in the U.S. food-away-from-home industry. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, could reduce the profitability of our customers and reduce demand for our products.

Changes in industry pricing practices could negatively affect our profitability.

Promotional allowances have traditionally generated a significant percentage of U.S. foodservice distribution gross margins. These payments from suppliers are based upon the efficiencies that the distributor provides by volume purchasing, and marketing and merchandising expertise. Promotional allowances are a standard industry practice and represent a significant source of profitability for our competitors and us. Any change in industry practices that reduced or eliminated purchasing allowances without corresponding increases in sales margin could be disruptive to us and the industry as a whole, and could have a material negative effect on our profitability.

If our competitors implement a lower cost structure, they may be able to offer reduced prices to customers. We may be unable to adjust our cost structure to compete profitably.

Over the last several decades, the food retail industry has undergone a significant change. Companies such as Wal-Mart and Costco have developed a lower cost structure, so they can provide their customers with an everyday low-cost product offering. In addition, commercial wholesale outlets, such as Restaurant Depot, offer an additional low-cost option in the markets they serve. As a large-scale U.S. foodservice distributor, we have similar strategies to remain competitive in the marketplace by reducing our cost structure. However, to the extent more of our competitors adopt an everyday low price strategy, we would potentially be pressured to offer lower prices to our customers. That would require us to achieve additional cost savings to offset these reductions. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in that environment.

Most of our customers are not obligated to continue purchasing products from us.

Most of our customers buy from us pursuant to individual purchase orders, and we often do not enter into long-term agreements with these customers. Because such customers are not obligated to continue purchasing products from us, we cannot assure you that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition, or results of operations.

Our business may be subject to significant environmental, health and safety costs.

Our operations face a broad range of federal, state and local laws and regulations relating to the protection of the environment or health and safety. These laws govern numerous issues, including discharges to air, soil and water; the handling and disposal of hazardous substances; the investigation and remediation of contamination resulting from the release of petroleum products and other hazardous substances; employee health and safety; and fleet safety. In the course of our operations, we operate and maintain vehicle fleets, we use and dispose of hazardous substances, and we store fuel in on-site aboveground and underground storage tanks. At several current and former facilities, we are investigating and remediating known or suspected contamination from historical releases of fuel and other hazardous substances. Although the known or suspected contamination at these facilities is not currently the subject of any administrative or judicial proceeding, we cannot provide assurance that we will not be the subject of administrative or judicial proceedings in the future for contamination related to releases of fuel or other hazardous substances. Further, we cannot be sure that compliance with, or liability under, existing or future environmental, health and safety laws, such as those related to remediation obligations, will not adversely affect our future operating results.

Some jurisdictions in which we operate have laws that affect the composition and operation of truck fleets, such as limits on diesel emissions and engine idling. A number of our facilities have ammonia or Freon-based refrigeration systems, which could cause injury or environmental damage if accidentally released. In addition, many of our distribution centers have propane and battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances, and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state, and local levels in many areas of our business, including food holding, trade, anticorruption, transportation, employment, and other areas of safety and compliance. A more detailed discussion of some of the laws and regulations that we are subject to can be found in “Business—Government Regulation.”

Additionally, due to contracts we have with governmental entities, from time to time, state governmental agencies have conducted audits of our pricing practices as part of investigations of providers of services under governmental contracts, or otherwise. We also receive requests for information from governmental agencies in connection with these audits. While we attempt to comply with all applicable laws and regulations, we cannot represent that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations, or interpretations of these laws and regulations.

If we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions, seizures or debarments from contracting with the government. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

We rely heavily on technology, and any disruption in existing technology or delay in implementing new technology could adversely affect our business.

Our ability to control costs and maximize profits, as well as to serve customers most effectively, depends on the reliability of our information technology systems and related data entry processes in our transaction intensive business. We rely on software and other information technology to manage significant aspects of our business. These include to make purchases, process orders, manage our warehouses, load trucks in the most efficient manner, and optimize the use of storage space. Any disruption to this information technology could negatively affect our customer service, decrease the volume of our business, and result in increased costs. We have invested and continue to invest in technology security initiatives, business continuity, and disaster recovery plans. However, these measures cannot fully insulate us from technology disruption that could impair operations and profits.

Information technology evolves rapidly. To compete effectively, we are required to integrate new technologies in a timely and cost-effective manner. If competitors implement new technologies before we do, allowing them to provide lower priced or enhanced services of superior quality compared to those we provide, our operations and profits could be affected.

A cybersecurity incident and other technology disruptions could negatively affect our business and our relationships with customers.

We rely upon information technology networks and systems to process, transmit and store electronic information, to process online credit card payments, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, business partners and our customers. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft, online platform hijacking that could redirect online credit card payments to another credit card processing website, and inadvertent or unauthorized release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. Further, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding increase in exposure to cybersecurity risk. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage.

Our retirement benefits could give rise to significant expenses and liabilities in the future.

We sponsor defined benefit pension and other postretirement plans. Pension and postretirement obligations give rise to costs that are dependent on assumptions discussed in Note 17, Retirement Plans, to our consolidated financial statements.  In addition to the plans we sponsor, we also participate in various “multiemployer” pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participating in one of these plans, then-applicable law could require us to make additional withdrawal liability payments to the plan, and we would have to reflect such payments on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits.

In the ordinary course of our renegotiation of CBAs with labor unions that maintain these plans, we could decide to discontinue participation in a plan. In that event, we could face a withdrawal liability. We could also be treated as withdrawing from participation in one of these plans, if the number of our employees participating in these plans is reduced to a certain degree over certain periods of time. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. Some multiemployer plans, including ones in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability. For a detailed description of our retirement plans, see Note 17, Retirement Plans, to our consolidated financial statements.

Extreme weather conditions and natural disasters may interrupt our business, or our customers’ businesses, which could have a material adverse effect on our business, financial condition, or results of operations.

Some of our facilities and our customers’ facilities are located in areas that may be subject to extreme, and occasionally prolonged, weather conditions, including, but not limited to, hurricanes, tornadoes, blizzards, and extreme cold. Such extreme weather conditions may interrupt our operations or reduce the number of consumers who visit our customers’ facilities in such areas. Furthermore, such extreme weather conditions may interrupt or impede access to our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees, suppliers, customers, and other counterparties, our investors, or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations.

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. There is a growing consumer preference for sustainable, organic and locally grown products. Changing consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in terms of spend, seek new and different as well as more ethnic menu options and menu innovation. Millennials also value diversity. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits.

We rely on trademarks, trade secrets, and other forms of intellectual property protections; however, these protections may not be adequate.

We rely on a combination of trademark, trade secret and other intellectual property laws in the United States. We have applied in the United States and in certain other countries for registration of a limited number of trademarks, some of which have been registered or issued. We cannot guarantee that our applications will be approved by the applicable governmental authorities, or that third parties will not seek to oppose or otherwise challenge our registrations or applications. We also rely on unregistered proprietary rights, including common law trademark protection. However, third parties may use trademarks identical or confusingly similar to ours, or independently develop trade secrets or know-how similar or equivalent to ours. If our proprietary information is divulged to third parties, including our competitors, or our intellectual property rights are otherwise misappropriated or infringed, our competitive position could be harmed.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or potentially prevent us from selling our products.

We cannot be certain that our products do not and will not infringe intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management and personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and to cease making or selling certain products. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to resell your shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The stock market routinely experiences periods of large or extreme volatility. In some instances, this volatility has been unrelated or disproportionate to the operating performance of particular companies. In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

The trading price of our common stock may be adversely affected due to a number of factors such as those listed in “—Risks Related to Our Business and Industry” and the following, most of which we cannot control:

•	results of operations that vary from the expectations of securities analysts and investors;
•	results of operations that vary from those of our competitors;
•

changes in expectations as to our or our industry’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors, and the publication of research reports regarding the same;

•	declines in the market prices of stocks, trading volumes and company valuations generally, particularly those of foodservice distribution companies;
•	strategic actions by us or our competitors;
•	changes in preferences of our customers; and purchasing habits of consumers;
•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;
•	changes in general economic or market conditions or trends in our industry or markets;
•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;
•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•	a default on our indebtedness or a downgrade in our or our competitors’ credit ratings;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	changes in senior management or key personnel;
•	announcements relating to litigation;
•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•	the sustainability of an active trading market for our stock;
•	changes in accounting principles;
•	occurrences of extreme or inclement weather; and
•	other events or factors, including those resulting from natural disasters, war, or acts of terrorism, or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion, and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing debt agreements and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Maintaining our financial controls and the requirements of being a public company may cause us to incur material additional costs, and any failure to maintain financial controls could result in our financial statements becoming unreliable.

As a publicly traded company, we are required to comply with governance and SEC reporting requirements, including compliance with the Sarbanes-Oxley Act of 2002 and related rules implemented by the SEC, and with provisions in connection with being listed on the NYSE. The expenses incurred by public companies for reporting and corporate governance purposes have been generally increasing and could have a material impact on our results of operations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations, our management is required to report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC following completion of our IPO. We will continue to test our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement.

Any failure to maintain the adequacy of internal control over financial reporting, or any consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to assist in detecting fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.

If securities analysts do not publish research or reports about our business, publish inaccurate or unfavorable research, or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrades our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. After the expiration or earlier waiver or termination of the lock-up periods described below in Part II, Item 5 under “Future Sales of Our Common Stock,” substantially all of the outstanding shares of our common stock will be available for resale in the public market. Registration of the sale of these shares of our common stock would permit their sale into the market immediately. The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Pursuant to a registration rights agreement, we have granted our Sponsors the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act of 1933, as amended (the “Securities Act”), covering resales of our common stock held by them. These shares represented approximately 56.67% percent of our outstanding common stock as of January 31, 2017. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them. Additionally, pursuant to our management stockholder’s agreements, certain stockholders are eligible to sell shares of our common stock concurrently with a resale of shares of our common stock by the Sponsors pursuant to the registration rights agreement.

Effective January 25, 2017, our Company and the Sponsors waived the transfer restrictions contained in the management stockholder’s agreement for stockholders party thereto, other than our executive officers.  Additionally, our Board of Directors has, pursuant to such management stockholder’s agreement, elected to waive the transfer restrictions with respect to the number of shares of our common stock that such executive officers would have been eligible to sell concurrently with the resale of shares of our common stock by the Sponsors pursuant to the registration rights agreement.

In addition, as of January 31, 2017 10,653,045 shares of common stock are reserved for future issuance under our 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, as amended (the “2007 Plan”) and our 2016 US Foods Holding Corp. Omnibus Incentive Plan (the “2016 Plan”), and will be eligible for sale upon exercise of vested options. We have filed a registration statement on Form S-8 under the Securities Act to register all shares of common stock subject to outstanding stock options and the shares of common stock subject to issuance under the 2007 Plan, the 2016 Plan, and the US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Form S-8 registration statement automatically became effective upon filing. The initial registration statement on Form S-8 covered 27,428,139 shares of common stock. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•

a classified Board of Directors, dividing our Board of Directors into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at a single annual meeting;

•	the issuance of one or more series of preferred stock that could be used by our Board of Directors to thwart a takeover attempt;
•	advance notice requirements for nominations of directors by stockholders and for proposing matters that can be acted upon by stockholders at our stockholder meetings;
•	a prohibition on stockholders from calling special meetings of stockholders if the Sponsors collectively cease to own more than 50% of our outstanding shares of common stock;
•	limiting the ability of stockholders to remove directors if the Sponsors collectively cease to own more than 25% of our outstanding shares of common stock;
•

subject to any rights of holders of preferred stock and any applicable terms of the Amended and Restated Stockholders Agreement, vacancies on the Board of Directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•

a prohibition on stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders if the Sponsors collectively cease to own more than 50% of our outstanding shares of common stock; and

•

the approval of at least 75% of our outstanding shares of common stock to amend certain provisions of the amended and restated certificate of incorporation and the amended and restated bylaws if the Sponsors collectively cease to own less than 50% of our outstanding shares of common stock.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. Our amended and restated certificate of incorporation and certain provisions of our amended and restated bylaws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, agent, or stockholder of our Company to the Company or the Company’s stockholders, (iii) action asserting a claim against the Company or any director, officer, employee, agent, or stockholder of the Company arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) action asserting a claim against the Company or any director, officer, employee, agent, or stockholder of the Company governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Our amended and restated certificate of incorporation includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the DGCL.

Our amended and restated certificate of incorporation contains provisions permitted under the DGCL relating to the liability of directors. These provisions eliminate a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

•	any breach of the director’s duty of loyalty;
•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;
•	Section 174 of the DGCL (unlawful dividends); or
•	any transaction from which the director derives an improper personal benefit.

The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s fiduciary duty. These provisions will not alter a director’s liability under federal securities laws. The inclusion of this provision in our amended and restated certificate of incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.

The Sponsors control us and their interests may conflict with ours in the future.

As of January 31, 2017 investment funds associated with CD&R and KKR beneficially own approximately 28.34% and 28.34% of our common stock, respectively. As a result, the Sponsors have the ability to elect all of the members of our Board of Directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their respective judgment, could enhance their investment, even though such transactions might involve risks to stockholders. For example, the Sponsors could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.

Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

Additionally, pursuant to the Amended and Restated Stockholders Agreement, each Sponsor has agreed to vote in favor of nominees to our Board of Directors nominated by the other Sponsor. The Amended and Restated Stockholders Agreement also grants the Sponsors special governance rights, including approval rights over certain corporate and other transactions, and certain rights regarding the appointment and removal of our Chief Executive Officer. The Sponsors will retain these rights so long as the applicable Sponsor maintains certain specified minimum levels of ownership in our Company.

CD&R and KKR are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.

Our amended and restated certificate of incorporation provides that none of CD&R, KKR, any of their affiliates, or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Sponsors also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Sponsors are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

We are a “controlled company” pursuant to the rules of the NYSE. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders.

The Sponsors control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our Board of Directors consist of “independent directors” as defined under the rules of the NYSE;
•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•

the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees.

As a result, we do not have a majority of independent directors, our Nominating and Corporate Governance Committee and Compensation Committee does not consist entirely of independent directors, and such committees are not be subject to annual performance evaluations. Additionally, we are only required to have all independent Audit Committee members within one year from the date of effectiveness of the registration statement filed with the SEC in connection with our IPO, which will be May 25, 2017. Accordingly, our shareholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

In addition, the NYSE listing standards require, among other things, that:

•	compensation committees be composed of fully independent directors, as determined pursuant to new independence requirements;
•	compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel, and other committee advisors; and
•

compensation committees be required to consider, when engaging compensation consultants, legal counsel, or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.

As a “controlled company,” we are not subject to these compensation committee independence requirements.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal,” or similar expressions. The statements are based on assumptions that we have made, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we think are appropriate. We believe these judgments are reasonable. However, you should understand that these statements are not guarantees of performance or results. Our actual results could differ materially from those expressed in the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties, and factors set forth in Part I, Item 1A—“Risk Factors” and Part II , Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, and the following risks, uncertainties, and factors:

•	Our ability to remain profitable during times of cost inflation/deflation, commodity volatility, and other factors
•	Industry competition and our ability to successfully compete
•	Our reliance on third-party suppliers, including the impact of any interruption of supplies or increases in product costs
•	Risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, and increases in interest rates
•	Restrictions and limitations placed on us by our agreements and instruments governing our debt
•	Any change in our relationships with GPOs
•	Any change in our relationships with long-term customers
•	Our ability to increase sales to independent restaurant customers
•	Our ability to successfully consummate and integrate acquisitions
•	Our ability to achieve the benefits that we expect from our cost savings initiatives
•	Shortages of fuel and increases or volatility in fuel costs
•	Any declines in the consumption of food prepared away from home, including as a result of changes in the economy or other factors affecting consumer confidence
•	Liability claims related to products we distribute
•	Our ability to maintain a good reputation

•	Costs and risks associated with labor relations and the availability of qualified labor
•	Changes in industry pricing practices
•	Changes in competitors’ cost structures
•	Our ability to retain customers not obligated by long-term contracts to continue purchasing products from us
•	Environmental, health and safety costs
•

Costs and risks associated with government laws and regulations, including environmental, health, safety, food safety, transportation, labor and employment, laws and regulations, and changes in existing laws or regulations

•	Technology disruptions and our ability to implement new technologies
•	Costs and risks associated with a potential cybersecurity incident
•	Our ability to manage future expenses and liabilities associated with our retirement benefits and pension plans
•	Disruptions to our business caused by extreme weather conditions
•	Costs and risks associated with litigation
•	Changes in consumer eating habits
•	Costs and risks associated with our intellectual property protections
•	Risks associated with potential infringements of the intellectual property of others

In light of these risks, uncertainties and assumptions, the forward-looking statements in this report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us—or people acting on our behalf—are expressly qualified in their entirety by the cautionary statements above. All of these statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 31, 2017, we maintained 75 primary operating facilities, consisting of our 60 distribution centers and other supporting facilities. About 80% were owned and 20% were leased. Our real estate includes general corporate facilities in Rosemont, Illinois and Tempe, Arizona. Both of these are leased. Our properties also include a number of local sales offices, truck “drop-sites” and vacant land not included in the count above. In addition, there is a minimal amount of surplus owned or leased property not included in the count above. Leases on these facilities expire at various dates from 2017 to 2026, excluding the options for renewal.

The following table lists our distribution facilities, by state, and their aggregate square footage. The table reflects our operating facilities, including distribution centers that may contain multiple locations or buildings and other supporting facilities. It does not include retail sales locations, other than Chef’Stores, or US Foods Culinary Equipment & Supply outlet locations, closed locations, vacant properties or ancillary use owned and leased properties, such as temporary storage, remote sales offices or parking lots. In addition, the table shows the square footage of our Rosemont headquarters, Tempe shared services center and four Chef’Store locations:

Location	Number of Facilities	Square Feet
Alabama	1	371,744
Arizona	2	317,071
Arkansas	1	135,009
California	4	1,261,588
Colorado	1	314,883
Connecticut	1	239,899
Florida	5	1,194,226
Georgia	2	691,017
Illinois	3	528,295
Indiana	1	233,784
Iowa	1	114,250
Kansas	1	350,859
Michigan	1	276,003
Minnesota	3	414,963
Mississippi	1	287,356
Missouri	3	602,947
Nebraska	1	112,070
Nevada	4	840,519
New Hampshire	1	533,237
New Jersey	3	1,073,375
New Mexico	1	133,486
New York	3	388,683
North Carolina	3	954,736
North Dakota	2	221,314
Ohio	3	501,894
Oklahoma	1	308,307
Pennsylvania	6	1,179,319
South Carolina	2	1,134,399
Tennessee	3	690,886
Texas	4	963,732
Utah	1	267,180
Virginia	2	629,318
Washington	1	216,500
West Virginia	1	220,537
Wisconsin	2	354,127
Total	75	18,057,513
	Owned	13,792,561	76%
	Leased	4,264,952	24%
Headquarters: Rosemont, Illinois		320,085
Shared Services Center: Tempe, Arizona		133,225
Chef’Stores: Charlotte, North Carolina; Oklahoma City, Oklahoma; Columbia, South Carolina and Tempe, Arizona		180,937

Item 3.	Legal Proceedings

From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the symbol “USFD” as of May 26, 2016. Prior to that time, there was no public market for our common stock. As of January 31, 2017, there were 24,306 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth the high and low intra-day sale prices per share for our common stock as reported on the NYSE for the period indicated:

	Stock Price
	High	Low
Fiscal Year Ended December 31, 2016:
Second Quarter ended July 2, 2016 (from May 26, 2016)	$25.64	$22.51
Third Quarter ended October 1, 2016	$25.83	$22.90
Fourth Quarter ended December 31, 2016	$27.79	$22.19

Dividends

We have no current plans to pay future dividends on our common stock, and we have never paid any dividends on our common stock other than the January 2016 one-time special cash distribution discussed below. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board of Directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends will be limited by covenants in our existing subsidiary debt agreements and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

In January 2016, we paid a $666.3 million one-time special cash distribution to our stockholders, including the Sponsors.

Future Sales of our Common Stock

As of January 31, 2017, the Sponsors held approximately 125,266,663 shares, or 56.67%, of our common stock, and have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. The resale of the remaining shares held by the Sponsors is currently prohibited or otherwise restricted as a result of lock-up agreements entered into by our stockholders with the underwriters in connection with the secondary offering that occurred in January 2017; however, subject to applicable securities law restrictions, these shares can be sold in the public market beginning 90 days after the effective date of the secondary offering or upon waiver by the underwriters of the remainder of the 90-day lock-up period.

Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

Item 6.	Selected Financial Data

We operate on a 52-53 week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended December 31, 2016, January 2, 2016, December 27, 2014, December 28, 2013, and December 29, 2012 are also referred to herein as fiscal years 2016, 2015, 2014, 2013 and 2012, respectively. The Company’s fiscal years 2016, 2014, 2013 and 2012 were 52-week fiscal years. The Company’s fiscal year 2015 was a 53-week fiscal year.

The selected historical consolidated statements of operations data for fiscal years 2016, 2015, and 2014, and the related selected balance sheet data as of fiscal years ending in 2016 and 2015, have been derived from our consolidated financial statements and related notes contained elsewhere in this Annual Report. The selected historical consolidated statement of operations data for fiscal years 2013 and 2012 and the selected balance sheet data as of fiscal years ended 2014, 2013, and 2012, have been derived from our consolidated financial statements not included in this Annual Report.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes included in Item 8 of this Annual Report.

The following tables set forth our selected financial data for the periods and as of the dates indicated:

	Fiscal Year
	2016	2015	2014	2013	2012
	(In millions, except for per share data)*
Consolidated Statements of Operations Data:
Net sales	$22,919	$23,127	$23,020	$22,297	$21,665
Cost of goods sold	18,866	19,114	19,222	18,474	17,972
Gross profit	4,053	4,013	3,798	3,823	3,693
Operating expenses:
Distribution, selling and administrative costs	3,586	3,650	3,546	3,494	3,350
Restructuring and tangible asset impairment charges	53	173	—	8	9
Total operating expenses	3,639	3,823	3,546	3,502	3,359
Operating income	414	190	252	321	334
Acquisition termination fees—net	—	288	—	—	—
Interest expense—net	229	285	289	306	312
Loss on extinguishment of debt	54	—	—	42	31
Income (loss) before income taxes	131	193	(37)	(27)	(9)
Income tax (benefit) provision	(79)	25	36	30	42
Net income (loss)	$210	$168	$(73)	$(57)	$(51)
Net income (loss) per share:
Basic	$1.05	$0.99	$(0.43)	$(0.34)	$(0.30)
Diluted(a)	$1.03	$0.98	$(0.43)	$(0.34)	$(0.30)
Weighted-average number of shares used in per share amounts:
Basic	200.1	169.6	169.5	169.6	169.6
Diluted(a)	204.0	171.1	169.5	169.6	169.6
Other Data:
Cash flows—operating activities	$556	$555	$402	$322	$316
Cash flows—investing activities	(762)	(271)	(118)	(187)	(380)
Cash flows—financing activities	(180)	(110)	(120)	(197)	103
Capital expenditures	164	187	147	191	293
EBITDA(b)	782	876	664	667	659
Adjusted EBITDA(b)	972	875	866	845	841
Adjusted Net income(b)	321	154	126	111	129
Free cash flow(b)	392	368	255	131	23

	As of Fiscal Year
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$131	$518	$344	$180	$242
Total assets	8,944	9,239	9,023	9,138	9,208
Total debt	3,782	4,745	4,714	4,722	4,759
Total shareholders’ equity	2,538	1,873	1,622	1,844	1,776

(*)	Amounts may not add due to rounding.
(a)	When there is a loss for the applicable period, weighted average fully diluted shares outstanding was not used in the computation as the effect would be antidilutive.
(b)

EBITDA, Adjusted EBITDA, and Adjusted Net income are financial measures that are not in accordance with accounting principles generally accepted in the United States of America. (“GAAP”).  These non-GAAP measures are used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense—net, Income tax provision (benefit), and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible asset impairment charges; 3) Share-based compensation expense; 4) the non-cash impact of LIFO reserve adjustments; 5) Loss on extinguishment of debt; 6) Pension settlements; 7) Business transformation costs; 8) Acquisition-related costs; 9) Acquisition termination fees—net; and 10) Other gains, losses, or charges as specified in USF’s debt agreements. Adjusted Net income is defined as Net income (loss) excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions. EBITDA, Adjusted EBITDA, and Adjusted Net income as presented in this Annual Report are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP.

Free cash flow is defined as Cash flows provided by operating activities less Capital expenditures. Free cash flow is used by management as a supplemental measure of our liquidity. For additional information see Non-GAAP reconciliations below.

Non-GAAP Reconciliations

We provide EBITDA, Adjusted EBITDA, and Adjusted Net income as supplemental measures to GAAP regarding our operational performance. These non-GAAP financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.

We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because they exclude amounts that we do not consider part of our core operating results when assessing our performance. Items excluded from Adjusted EBITDA include Restructuring and tangible asset impairment charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, Pension settlements, the non-cash impact of LIFO reserve adjustments, Business transformation costs (business costs associated with the redesign of systems and processes), Acquisition related costs, Acquisition termination fees—net, and other items as specified in our debt agreements.

We believe that Adjusted Net income is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, amortization, interest expense, and income taxes on a consistent basis from period to period. Adjusted Net income is Net income (loss) excluding such items as Restructuring and tangible asset impairment charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, Pension settlements, Business transformation costs (cost associated with redesign of systems and process), and other items, and adjusted for the tax effect of the exclusions and discrete tax items. We believe that Adjusted Net income is used by investors, analysts and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted Net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	Fiscal Year
	2016	2015	2014	2013	2012
	(In millions)*
Net income (loss)	$210	$168	$(73)	$(57)	$(51)
Interest expense—net	229	285	289	306	312
Income tax (benefit) provision	(79)	25	36	30	42
Depreciation and amortization expense	421	399	412	388	356
EBITDA	782	877	664	667	659
Adjustments:
Sponsor fees(1)	36	10	10	10	10
Restructuring and tangible asset impairment charges(2)	53	173	—	8	9
Share-based compensation expense(3)	18	16	12	8	4
Net LIFO reserve change(4)	(18)	(74)	60	12	13
Loss on extinguishment of debt(5)	54	—	—	42	31
Pension settlements(6)	—	—	2	2	18
Business transformation costs(7)	37	46	54	61	75
Acquisition related costs(8)	1	85	38	4	—
Acquisition termination fees—net(9)	—	(288)	—	—	—
Other(10)	10	31	26	31	22
Adjusted EBITDA	972	875	866	845	841
Depreciation and amortization expense	(421)	(399)	(412)	(388)	(356)
Interest expense—net	(229)	(285)	(289)	(306)	(312)
Income tax provision, as adjusted(11)	(1)	(37)	(39)	(40)	(44)
Adjusted Net income	$321	$154	$126	$111	$129
Free cash flow
Cash flows from operating activities	$556	$555	$402	$322	$316
Capital expenditures	164	187	147	191	293
Free cash flow	$392	$368	$255	$131	$23

(*)	Amounts may not add due to rounding.
(1)

Consists of fees paid to the Sponsors for consulting and management advisory services. On June 1, 2016, the consulting agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million.

(2)

Consists primarily of facility related closing costs, including severance and related costs, tangible asset impairment charges, organizational realignment costs and estimated multiemployer pension withdrawal liabilities and settlements.

(3)	Share-based compensation expense for vesting of stock awards and share purchase plan.
(4)	Represents the non-cash impact of net LIFO reserve adjustments.
(5)

Includes fees paid to debt holders, third party costs, the write off of certain pre-existing unamortized deferred financing costs related to the 2016, 2013 and 2012 debt refinancing transactions; early redemption premium and the write-off of unamortized issue premium related to the June 2016 debt refinancing; and the loss related to the September 2016 defeasance of the commercial mortgage backed securities (the “CMBS Fixed Facility”). See Note 11, Debt in our consolidated financial statements for a further description of the 2016 debt transactions.

(6)	Consists of settlement charges resulting from lump-sum payments to retirees and former employees participating in several USF-sponsored pension plans.
(7)	Consists primarily of costs related to significant process and systems redesign across multiple functions.
(8)	Consists of costs related to the Acquisition, including certain employee retention costs.
(9)

Consists of net fees received in connection with the termination of the agreement and plan of merger dated December 8, 2013 (the “Acquisition Agreement”) with Sysco Corporation, through which Sysco would have acquired US Foods (the “Acquisition”). See Note 1, Overview and Basis of Presentation in our consolidated financial statements.
(10)	Other includes gains, losses or charges as specified under USF’s debt agreements.
(11)

Represents our income tax (provision) benefit adjusted for the tax effect of pre-tax items excluded from Adjusted Net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and the tax benefits recognized in continuing operations due to the existence of a gain in Other comprehensive income and loss in continuing operations. The tax effect of pre-tax items excluded from Adjusted Net income is computed using a statutory tax rate after taking into account the impact of permanent differences and valuation allowances. We released the valuation allowance against federal and certain state net deferred tax assets in fiscal year 2016. We were required to reflect the portion of the valuation allowance release related to current year ordinary income in the estimated annual effective tax rate and the portion of the valuation allowance release related to future years’ income discretely in fiscal year 2016. We maintained a valuation allowance against federal and state net deferred tax assets in fiscal years 2012 through 2015. The result was an immaterial tax effect related to pre-tax items excluded from Adjusted Net income in the fiscal years 2012 through 2016.

A reconciliation between the GAAP income tax benefit (provision) and the income tax provision, as adjusted, is as follows:

	Fiscal Year
	2016	2015	2014	2013	2012
GAAP Income tax benefit (provision)	$79	$(25)	$(36)	$(30)	$(42)
Tax impact of pre-tax income adjustments	—	—	—	—	—
Discrete tax items	(80)	(12)	(3)	(10)	(2)
Income tax provision, as adjusted	$(1)	$(37)	$(39)	$(40)	$(44)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data,” in Part II, Item 6 of our consolidated financial statements and related notes contained elsewhere in this Annual Report. In addition to historical consolidated financial information contained herein, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” in Part I, Item 1A of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors.”

The following discussion of our results includes certain financial measures not required by—or presented in accordance with—GAAP. We believe these non-GAAP financial measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in non-GAAP Reconciliations in “Item 6. Selected Financial Data” of this Annual Report.

Accounting Periods

We operate on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. Fiscal 2016 and fiscal 2014 were 52-week fiscal years. Fiscal 2015 was a 53-week fiscal year.

Overview

With Net sales of $23 billion in the fiscal year ended December 31, 2016, we are the second largest foodservice distributor in the United States with a 2016 market share of approximately 8%. The U.S. foodservice distribution industry is large, fragmented and growing, with total industry sales of approximately $280 billion in 2016.

U.S. foodservice distribution is a competitive and fragmented industry, with over 15,000 foodservice distributors, of various types and sizes, serving the food-away-from-home market. In addition, there is competitive pressure from cash and carry retail stores, and club stores and new market entrants.

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

We have significant scale and an efficient operating model. We supply approximately 250,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide approximately 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from over 5,000 suppliers. Our more than 4,000 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants. Our extensive network of 60 distribution facilities and fleet of approximately 6,000 trucks allow us to operate efficiently and provide high levels of customer service.

Termination of Sysco Acquisition Agreement

In December 2013, we entered into the Acquisition Agreement. Following the failure to obtain regulatory approvals, the Acquisition Agreement was subsequently terminated on June 26, 2015. This 18-month period was challenging for our business. Sales growth slowed as many potential new customers were hesitant to switch their business to us during this period of uncertainty. During this time, we remained focused on our strategy by bringing innovative products to market, expanding our portfolio of business solutions for our customers and driving advancements in technology. As it became apparent that obtaining regulatory approval would be more challenging than expected, we began to see a recovery of sales momentum, particularly with our independent restaurant customers. Following the termination of the Acquisition Agreement, this momentum has continued to build.

Industry

During 2016, the U.S. foodservice distribution industry grew at 1.7%, according to Technomic (February 2017).  Within the industry, there have been mixed results as different customer types have varying sizes and growth profiles, as well as differing product and service requirements.  Independent restaurants, a customer type of strategic focus, grew during the year, while national chains, on a same-store chain basis, experienced declines.  We believe we have capitalized on innovative product offerings and our e-commerce and technology solutions to grow our mix with this customer type, and make gains in this area of our strategy.  Consistent with the market trends, we experienced declines with national chain customers; however, much of our declines resulted from strategically planned exits from certain national chain business.

Performance Highlights and Initiatives

Our case volume in 2016 increased 1.4%, but on a comparable basis, excluding the 53rd week in 2015 (the “extra week”), case volume was up 2.9%.  We also experienced organic independent restaurant case growth and growth with other strategic customer types, as well as growth due to acquisitions. Net sales declined $208 million, or 0.9%, year over year; however, excluding the extra week, Net sales increased $141 million or 0.6%. The case growth and related increase in Net sales, excluding the extra week in 2015, was partially offset by significant deflation during the year and product mix shifts.

Gross profit increased $40 million or 1.0% to $4.1 billion in 2016. In 2015, the impact of the extra week was estimated to increase gross profit by approximately $60 million.  As a percentage of Net sales gross profit was 17.7%, up 0.3% from 17.4% in the prior year period.  Margin expansion initiatives were partially offset by the adverse impacts of the year over year LIFO reserve changes.

Total operating expenses decreased $184 million or 4.8% to $3.6 billion in 2016. In 2015, the impact of the extra week was estimated to increase operating expenses by approximately $50 million.  We continue to execute our cost reduction initiatives including (1) the completion of our field reorganization, which enables us to more efficiently manage multiple distribution centers from a hub and region structure, and (2) the closure of our Baltimore distribution facility, which transferred volume to lower cost distribution facilities.  These actions reflect our continued focus on having an efficient and effective organization model.

In late 2016, we launched two new initiatives, including centralization of certain field procurement and replenishment activities, and a corporate and administrative cost reduction program.  The corporate and administrative cost reduction program focused on streamlining the organization, through creating greater spans of control and expanded use of business shared services.  We expect the procurement actions to be completed during 2017, with realization of benefits in product costs and logistics savings resulting from more effective management of procurement and replenishment activities. We expect the savings for the corporate and administrative cost reduction programs to be realized over the next 12 – 18 months.

Our results for fiscal 2016 reflect steady execution of our growth strategy, as evidenced by case volume growth, improving gross margin, and expense productivity improvements.

Outlook

With favorable trends in consumer confidence and the unemployment rate, we expect positive industry growth in 2017.  General economic trends and conditions, including demographic changes, inflation, deflation, consumer confidence, and disposable income, coupled with changing tastes and preferences, influence the amount that consumers spend on food-away-from-home, which can affect our customers and in turn our sales. On balance, we believe that these general trends will support positive real growth in food-away-from-home consumption and the growth of foodservice industry sales, particularly in our target customer types. We expect competitive pressures to remain high and a continuation of the deflationary environment into 2017. Given that a large portion of our business is based on markups over cost, sudden inflation or prolonged deflation can negatively impact our sales and gross profit.  We expect sales to our independent restaurant customers, which generally have higher margins, to continue to be an increasing proportion of our sales mix. Favorable customer mix, additional volume from acquisitions, as well as other merchandising initiatives, have contributed to our ability to expand our margins during a deflationary environment.  Additionally, we believe our investments in a common technology platform, efficient transactional and operational model, e-commerce and analytic tools that support our team-based selling approach, coupled with merchandising and product innovation, have enabled us to leverage our costs, maintain our sales, and differentiate ourselves from our competitors.

We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Results of Operations

The following table presents selected consolidated results of operations of our business for the last three fiscal years:

	Fiscal Year
	2016	2015	2014
	(In millions)*
Consolidated Statements of Operations:
Net sales	$22,919	$23,127	$23,020
Cost of goods sold	18,866	19,114	19,222
Gross profit	4,053	4,013	3,798
Operating expenses:
Distribution, selling and administrative costs	3,586	3,650	3,546
Restructuring and tangible asset impairment charges	53	173	—
Total operating expenses	3,639	3,823	3,546
Operating income	414	190	252
Acquisition termination fees - net	-	288	—
Interest expense - net	229	285	289
Loss on extinguishment of debt	54	—	—
Income (loss) before income taxes	131	193	(37)
Income tax (benefit) provision	(79)	25	36
Net income (loss)	$210	$168	$(73)
Percentage of Net Sales:
Gross profit	17.7%	17.4%	16.5%
Distribution, selling and administrative costs	15.6%	15.8%	15.4%
Operating expense	15.9%	16.5%	15.4%
Operating income	1.8%	0.8%	1.1%
Net income (loss)	0.9%	0.7%	(0.3)%
Adjusted EBITDA(1)	4.2%	3.8%	3.8%
Other Data:
Cash flows—operating activities	$556	$555	$402
Cash flows—investing activities	(762)	(271)	(118)
Cash flows—financing activities	(180)	(110)	(120)
Capital Expenditures	164	187	147
EBITDA(1)	782	876	664
Adjusted EBITDA(1)	972	875	866
Adjusted Net income(1)	321	154	126
Free cash flow(1)	392	368	255

(*)	Amounts may not add due to rounding.
(1)

EBITDA, Adjusted EBITDA, and Adjusted Net income are non-GAAP measures used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense—net, Income tax provision (benefit), and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible asset impairment charges; 3) Share-based compensation expense; 4) the non-cash impact of LIFO reserve adjustments; 5) Loss on extinguishment of debt; 6) Pension settlements; 7) Business transformation costs; 8) Acquisition-related costs; 9) Acquisition termination fees—net; and 10) Other gains, losses, or charges as specified in USF’s debt agreements. Adjusted Net income is defined as Net income (loss) excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions. EBITDA, Adjusted EBITDA, and Adjusted Net income as presented in this are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP.

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

See additional information for the use of these measures and non-GAAP reconciliations in “Item 6. Selected Financial Data”.

Fiscal Years Ended December 31, 2016 and January 2, 2016

Highlights

•	Case volume increased 1.4%. Independent restaurant case volume increased 4.7%. Excluding the extra week in 2015, case volume increased 2.9% and independent restaurant case volume increased 6.4%.
•	Net sales decreased $208 million, or 0.9%, to $22,919 million. Excluding the extra week in 2015, Net sales increased $141 million, or 0.6%.
•	Operating income increased $224 million, or 117.9%, to $414 million in 2016. As a percentage of Net sales, Operating income increased to 1.8% in 2016, compared to 0.8% in 2015.
•	Net income increased $42 million, or 25.4% to $210 million. As a percentage of Net Sales, Net income increased to 0.9% in 2016, compared to 0.7% in 2015.
•	Adjusted EBITDA increased to $972 million in 2016 from $875 million in 2015. As a percentage of Net sales, Adjusted EBITDA increased to 4.2% in 2016, compared to 3.8% in 2015.

Fiscal 2016 included 52 weeks while fiscal 2015 included 53 weeks. Comparisons herein are provided excluding the extra week to provide comparable 52-week results on a year over year basis. Case growth, by customer type (e.g. independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows their new classification.

Net Sales

Total case growth in 2016 was 1.4%. Excluding the extra week, total case growth was 2.9%.  These increases reflected growth with independent restaurants, education and hospitality customers, partially offset by planned exits from national chains.  Organic case volume declined 0.2%.  Organic case volume, excluding the extra week, increased 1.3% as case growth from independent restaurants, education, and hospitality customers was partially offset by planned national chain exits.  Independent restaurant case growth was 4.7%, with organic independent restaurant case growth contributing 2.7%.  Excluding the extra week, independent restaurant case growth was approximately 6.4% over the prior year, with organic growth, excluding the extra week, of approximately 4.5%.

Net sales decreased $208 million, or 0.9% to $22,919 million in 2016. Excluding the extra week, Net sales increased $141 million, which was comprised of a 2.9%, or $673 million, increase in case volume, and a 2.3%, or $531 million, reduction in the overall rate per case. Acquisitions increased Net sales by approximately $290 million, or 1.3%.  Sales of private brands represented approximately 33% and 32% of organic sales in 2016 and 2015, respectively.

The overall rate per case decline of 2.3%, compared to 2015 reflects a continuation of the deflationary environment and product mix changes. Approximately 1.6% of the decline is attributed to deflation in several commodity categories, particularly in beef and dairy, with mix shifts driving the remainder. Changes in product costs impact Net sales since a significant portion of our business is based on markups over cost. Product mix changes include impacts from our Freshway produce company acquisition. Freshway is a produce distributor with annual sales of approximately $130 million. Produce, as a category, has lower selling prices per case than our average, which brings down our average selling price per case. Mix changes also include the transition away from certain national chain customers whose purchases were concentrated in certain protein categories.

Gross Profit

Gross profit increased $40 million, or 1.0%, to $4,053 million in 2016. The impact of the extra week on Gross profit in 2015 was estimated to be approximately $60 million. As a percentage of Net sales, Gross profit increased 0.3% to 17.7% in 2016 from 17.4% in 2015.  Higher case volumes, combined with margin improvement and merchandising initiatives, reduced our product costs, and increased Gross profit as a percent of Net sales by 0.6%.  These increases to Gross profit as a percent of Net sales were partially offset by the adverse impact of our LIFO reserve changes.  Our LIFO method of inventory costing decreased Gross profit by $56 million or 0.2% as a percent of Net sales. Deflationary trends resulted in a LIFO benefit of $18 million in 2016, compared to a benefit of $74 million in 2015.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs decreased $64 million, or 1.8%, to $3,586 million in 2016. The impact of the extra week on Distribution, selling and administrative costs is estimated to be approximately $50 million. As a percentage of Net sales, Distribution, selling and administrative costs decreased 0.2%, to 15.6% in 2016 from 15.8% in 2015. The decrease of $64 million included $37 million of lower wages and other benefits, which primarily resulted from the non-recurrence of certain 2015 retention payments related to the Acquisition, that were partially offset in 2016 by increased headcount from acquisitions and other employee related costs. The decrease also included lower distribution expenses of $26 million, driven primarily by fuel savings, a $24 million decrease from the non-recurrence of consulting fees related to the Acquisition, a $15 million net benefit related to an improvement in litigation settlements and $14 million of favorable experience in self-insurance expenses. These improvements were partially offset by the $31 million termination fee paid to our Sponsors in 2016, and a $22 million increase in depreciation and amortization expense, primarily related to fleet assets and additional intangible asset amortization from acquisitions.

Restructuring and Tangible Asset Impairment Charges

Restructuring and tangible asset impairment charges decreased $120 million, or 69.4%, to $53 million in 2016. During fiscal year 2016, we incurred a net charge of $53 million associated with our plan to streamline our field operations model, the closure of the Baltimore, Maryland distribution facility, and certain other corporate and administrative cost reduction initiatives. Included in the charge was a benefit of $4 million related to a favorable settlement, during the fourth quarter of 2016, of substantially all of our multiemployer pension withdrawal liabilities, related to previously closed facilities, including Baltimore.  Finally, we also incurred $3 million related to a lease termination settlement, which is included in the $53 million net charge.

During 2015, we recognized $85 million of costs related to the field reorganization and Baltimore, Maryland distribution facility closure. The field reorganization costs of approximately $30 million, were primarily comprised of employee separation costs. The Baltimore closure costs of approximately $55 million were comprised of $50 million for estimated multiemployer pension withdrawal liabilities and $5 million related to other employee separation and related costs. The estimated multiemployer pension cost was based on the latest available information received from the respective plans’ administrator and represented an estimate for a calendar year 2015 withdrawal.

During 2015, we also reached a settlement with the Central States Teamsters Union Pension Plan (“Central States”). The settlement relieved our participation in the “legacy” pool and settled the related legacy multiemployer pension withdrawal liability, and commenced us as a new employer in the “hybrid” pool of the Central States Teamsters Southeast and Southwest Area Pension Fund (“Central States Plan”). The payment also included the settlement of certain other Central States multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015 and the related Eagan Minnesota labor dispute. The settlement resulted in a restructuring charge of $88 million representing the excess of the $97 million cash payment over the aforementioned prior liabilities related to these previously closed facilities.

Operating Expenses

Operating expenses, comprised of Distribution, selling, and administrative costs and Restructuring and tangible asset impairment charges, decreased $184 million, or 4.8% to $3,639 million. Excluding the extra week, Operating expenses decreased $136 million, or 3.6%. Operating expenses as a percent of Net sales were 15.9% for 2016, down from 16.5% in 2015. The change was due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $224 million, or 117.9%, to $414 million in 2016. Operating income as a percentage of Net sales increased 100% to 1.8% for 2016, up from 0.8% in 2015. The change was due to the factors discussed above.

Acquisition Termination Fees—Net

Fiscal 2015 included net Acquisition termination fee income of $288 million, comprised of $300 million paid to us in connection with the termination of the Acquisition Agreement offset in part by a $12.5 million termination fee paid by us in connection with the termination of the related asset purchase agreement. See Note 1, Overview and Basis of Presentation in our consolidated financial statements.

Interest Expense—Net

Interest expense—net, of $229 million was $56 million lower in 2016, primarily due to the redemption and refinancing of debt in June of 2016 and the defeasance of the CMBS Fixed Facility in September of 2016.  The $56 million decrease also included favorability of $5 million from additional interest expense in the prior year due to the extra week. See Note 11, Debt, in our consolidated financial statements.

Loss on Extinguishment of debt

As discussed in Note 11, Debt, in our consolidated financial statements, USF incurred a $54 million loss on extinguishment of debt in 2016. Approximately $42 million of the loss related to the June 2016 debt redemption and refinancing. The remaining $12 million resulted from the defeasance of the CMBS Fixed Facility.

Income Taxes

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and our change in relative income in each jurisdiction.

We released the valuation allowance against our federal net deferred tax assets and certain of our state net deferred tax assets in 2016 as we determined it was more likely than not the deferred tax assets would be realized. We maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period or the utilization of which is subject to limitation. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years, forecasted earnings, and a reduction of uncertainty regarding forecasted earnings as a result of developments in certain customer and strategic initiatives during 2016.

The effective tax rate for 2016 and 2015 of (60)% and 13%, respectively, varied from the 35% federal statutory rate, primarily as a result of a change in the valuation allowance. During 2016 and 2015, the valuation allowance decreased $128 million and $48 million, respectively. The decrease in the valuation allowance for 2016 was primarily the result of the year to date ordinary income and the partial release of the valuation allowance. The decrease in the valuation allowance for 2015 was primarily the result of the year to date ordinary income, partially offset by an increase in the valuation allowance due to an increase in deferred tax liabilities related to indefinite-lived intangibles. The year to date ordinary income for 2015 was impacted by the $288 million net termination fee received pursuant to the terminated Acquisition Agreement.   See Note 20, Income Taxes, in our consolidated financial statements for a reconciliation of our effective tax rates to the statutory rate.

Net Income

Our Net income was $210 million in 2016, compared to $168 million in 2015. The increase in Net income is due to the factors discussed above.

Fiscal Years Ended January 2, 2016 and December 27, 2014

Highlights

•	Case volume increased 1.0%. Independent restaurant case volume increased 5.7%. Excluding the extra week in 2015, case volume decreased 0.5% and independent restaurant case volume increased 4.0%.
•	Net sales increased $107 million, or 0.5% to $23,127 million. Excluding the extra week in 2015, Net sales decreased by $243 million, or 1.1%.
•	Operating income decreased $62 million, or 24.6% to $190 million in 2015. As a percentage of Net sales, Operating income decreased to 0.8% in 2015, compared to 1.1% in 2014.
•	Net income increased $241 million to $168 million in 2015, compared to a Net loss of $73 million in 2014. As a percentage of Net sales, Net income was 0.7% in 2015, compared to (0.3%) in 2014.
•	Adjusted EBITDA increased to $875 million in 2015 from $866 million in 2014. As a percentage of Net sales, Adjusted EBITDA was 3.8% in both the 2015 and 2014 periods.

Fiscal 2015 included 53 weeks while fiscal 2014 included 52 weeks. Comparisons herein are provided excluding the extra week to provide comparable 52-week results on a year over year basis. Case growth, by customer type (e.g. independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows their new classification.

Net Sales

Net sales increased $107 million, or 0.5%, to $23,127 million in 2015, compared to 2014. Case volume increased 1% in 2015, compared to 2014. The impact of the extra week on Net sales was estimated to be a 1.5% increase in case volume or approximately $350 million. Excluding the estimated impact of the extra week in 2015, Net sales decreased by 1.1% as a result of a 0.5% decline in case volume and a 0.6% reduction in overall price per case. The decline in case volume and price per case decreased Net sales by $106 million and $136 million, respectively.

Restaurant case volume changes were relatively consistent with total case volume changes; however, within restaurants we experienced a recovery in independent restaurant customer growth as merger uncertainty lifted, which was offset by declines in national chain customers partly as a result of our exit from serving certain national chain customers in 2015, compared to 2014. Independent restaurant customer case growth, excluding the extra week, was 4.0%. Total case volume was negatively impacted by approximately 1.6% as a result of no longer serving the previously noted national chain customers. Sales of private brand products represented approximately 32% of total sales in both 2015 and 2014.

The overall price per case decline of 0.6% reflects the deflationary environment in 2015. Inflation earlier in 2015 shifted to deflation through much of 2015. Changes in product cost impact Net sales since a significant portion of our business is based on markups over cost.

Gross Profit

Gross profit increased $215 million, or 5.7%, to $4,013 million in 2015. As a percentage of Net sales, Gross profit increased by 0.9% to 17.4% in 2015 from 16.5% in 2014. Our LIFO inventory costing increased Gross profit by $134 million or 3.5%, compared to the prior year. Fiscal 2015 had a LIFO benefit of $74 million, compared to a LIFO charge of $60 million in 2014, driven by product deflation through much of 2015, compared to inflation in 2014. Product categories experiencing cost inflation in 2015 included beef, while areas of more significant deflation included cheese, pork, and seafood. The impact of the extra week on Gross profit in 2015 was estimated to be an increase of approximately $60 million. Excluding the estimated impact of the extra week in 2015, Gross profit increased approximately 4.1%, compared to 2014. Additionally, merchandising initiatives, including efforts to reduce product costs through vendor management and other margin improvement initiatives, increased Gross profit by 1.1% over fiscal 2014 while lower sales volume reduced Gross profit by 0.5%, compared to fiscal 2014.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $104 million, or 2.9%, to $3,650 million in 2015. As a percentage of Net sales, Distribution, selling and administrative costs increased 0.4% to 15.8% in 2015 from 15.4% in 2014. The increase was due to $47 million of higher Acquisition-related costs, a $49 million increase in salaries and wages, an $11 million increase in our pension and other postretirement benefit costs, which were impacted by the 2014 year end re-measurement, reflecting lower discount rates, and the 2014 year end mortality table updates related to our Company-sponsored benefit plans (see “—Retirement Plans” below), $16 million in legal settlement costs, and $16 million of brand re-launch and related marketing costs. These were partially offset by $24 million of lower fuel expenses, driven by declining fuel prices, a $12 million decrease in depreciation and amortization expense, primarily related to information technology and fleet assets, and a net insurance benefit of $11 million related to a prior year facility tornado loss. The impact of the extra week on Distribution, selling and administrative costs is estimated to be approximately $50 million. Excluding the estimated impact of the extra week in 2015, Distribution, selling and administrative costs increased approximately 1.5%, compared to 2014.

Restructuring and Tangible Asset Impairment Charges

During 2015, we incurred Restructuring and tangible asset impairment charges of $173 million consisting primarily of $85 million of costs related to the field reorganization and Baltimore, Maryland distribution facility and $88 million due to the Central States settlement.

Operating Expenses

Operating expenses, comprised of Distribution, selling, and administrative costs and Restructuring and tangible asset impairment charges, increased $277 million, or 7.8% to $3,823 million. Operating expenses as a percent of Net sales were 16.5% in 2015, up from 15.4% in 2014. The change was due to the factors discussed in the relevant sections above.

Operating Income

Operating income decreased $62 million, or 24.6%, to $190 million in 2015. Operating income as a percent of Net sales decreased 0.3% to 0.8% for 2015, down from 1.1% in 2014. The change was due to the factors discussed above.

Acquisition Termination Fees—Net

Fiscal 2015 included net Acquisition termination fee income of $288 million, comprised of $300 million paid to us in connection with the termination of the Acquisition Agreement offset in part by a $12.5 million termination fee paid by us in connection with the termination of the related asset purchase agreement.

Interest Expense—Net

Interest expense—net decreased $4 million to $285 million in 2015. The decrease related primarily to certain deferred financing fees associated with our 2007 acquisition being fully amortized during the second quarter of 2015, partially offset by approximately $5 million of additional interest expense due to the extra week in 2015.

Income Taxes

We recorded Income tax provisions of $25 million and $36 million for 2015 and 2014, respectively. The effective tax rate of 13% for 2015 was primarily affected by a $48 million decrease in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles, which are generally not considered a source of support for realization of the net deferred tax asset. The effective tax rate of 97% for 2014 was primarily affected by a $55 million increase in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles and an $8 million increase in deferred tax assets related to additional income tax credits. The difference between the $48 million decrease in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles in 2015, compared to an increase of $55 million in 2014 was primarily the result of income received in connection with the Acquisition Agreement termination fee in 2015 and an increase in valuation allowance related to the increase in deferred tax assets for additional income tax credits in 2014. See Note 20, Income Taxes, in our consolidated financial statements for a reconciliation of our effective tax rates to the statutory rate.

Net Income (Loss)

Our Net income was $168 million in 2015, compared to a Net loss of $73 million in 2014. The increase in Net income is due to the factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements.

Indebtedness

We have scheduled debt maturities during the next five years and a substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital, and capital expenditures. As discussed below, we used the net proceeds from our IPO to pay down debt.

In June 2016, we issued 51,111,111 shares of common stock pursuant to our IPO for a cash offering price of $23.00 per share ($21.9075 per share net of underwriter discounts and commissions and before offering expenses), including the exercise in full by underwriters of their option to purchase 6,666,667 additional shares. We used the net proceeds from the IPO of $1,114 million (after the payment of underwriter discounts and commissions and offering expenses) to repay $1,090 million principal amount, and $23 million early redemption premium, of the 8.5% unsecured senior notes due June 30, 2019 (the “Old Senior Notes”).

Subsequently, USF entered into a series of transactions to refinance the $2,042 million principal amount of its senior secured term loan dated as of May 11, 2011 (the “Amended 2011 Term Loan”), and redeem the remaining $258 million in principal amount of its Old Senior Notes. The aggregate principal outstanding of the Amended 2011 Term Loan was increased to $2,200 million pursuant to USF entering into the Amended and Restated 2016 Term Loan. Additionally, USF issued $600 million principal of the 2016 Senior Notes.

In September 2016, USF, through a wholly owned subsidiary, legally defeased its CMBS Fixed Facility, scheduled to mature on August 1, 2017. The CMBS Fixed Facility, had an outstanding balance of $471 million, net of unamortized deferred financing costs of $1 million. The cash outlay for the defeasance of $485 million represented the purchase price of U.S. government securities that would generate sufficient cash flow to fund interest payments from the effective date of the defeasance through, and including the repayment of, the $472 million principal for the CMBS Fixed Facility on February 1, 2017, the earliest date the loan could be prepaid. The defeasance resulted in a loss on extinguishment of debt of approximately $12 million consisting of the difference between the purchase price of the U.S. government securities, not attributable to accrued interest through the effective date of the defeasance – and the outstanding principal of the CMBS Fixed Facility, and other costs of $1 million, consisting of unamortized deferred financing costs and other third party costs.

As of December 31, 2016, we had $3,782 million in aggregate indebtedness outstanding, net of $20 million of unamortized deferred financing costs.

Our primary financing sources for working capital and capital expenditures are the ABL Facility and the 2012 ABS Facility. As of December 31, 2016, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $1,019 million, of which $882 million was available based on our borrowing base, all of which was secured.

The ABL Facility provides for loans of up to $1,300 million, with its capacity limited by borrowing base calculations. As of December 31, 2016, we had $30 million of outstanding borrowings and had issued letters of credit totaling $406 million under the ABL Facility. There was available capacity on the ABL Facility of $861 million at December 31, 2016, based on the borrowing base calculation.

Under the 2012 ABS Facility, USF sells, on a revolving basis, its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary. This subsidiary, in turn, grants to the administrative agent, for the benefit of the lenders, a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). See Note 5, Accounts Receivable Financing Program, in our consolidated financial statements. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $645 million at December 31, 2016. At its option, USF can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $21 million at December 31, 2016, based on the borrowing base calculation.

The Amended and Restated 2016 Term Loan had outstanding borrowings, as of December 31, 2016 of $2,176 million, net of $13 million of unamortized deferred financing costs. The Amended and Restated 2016 Term Loan bears interest of 3.75%, the London Inter Bank Offered Rate (“LIBOR”) floor of 0.75% plus 3.00%, at December 31, 2016, and matures on June 27, 2023. As discussed in Note 25, Subsequent Events, in our consolidated financial statements, on February 17, 2017, the Amended and Restated 2016 Term Loan was further amended, whereby the interest rate spread on outstanding borrowings was reduced 25 basis points, and fixed at ABR plus 1.75% or LIBOR plus 2.75%, with a LIBOR floor of 0.75%.

As of December 31, 2016, we had $593 million outstanding of 2016 Senior Notes, net of $7 million of unamortized deferred financing costs. The 2016 Senior Notes bear interest of 5.875% and mature on June 15, 2024. On or after June 15, 2019, the 2016 Senior Notes are redeemable, at USF’s option, in whole or in part at a price of 102.938% of their principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the 2016 Senior Notes declines to 101.469% and 100.0%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the 2016 Senior Notes may be redeemed with the aggregate proceeds from equity offerings, as defined in the 2016 Senior Notes indenture, at a redemption premium of 105.875%.

In January 2015, USF entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in taxable demand revenue bonds (the “TRBs”) that provide certain tax incentives related to the construction of a new distribution facility. As of December 31, 2016, $22 million has been drawn on the TRBs resulting in $22 million being recognized as a long-term asset and a corresponding long-term liability in our Consolidated Balance Sheet. As of December 31, 2016, USF also had $306 million of obligations under capital leases for transportation equipment and building leases.

USF’s June 2016 debt refinancings extended maturities of debt facilities and lowered borrowing costs. USF’s largest debt facilities will mature in 2023 and 2024 with scheduled principal payments of $2.1 billion and $600 million, respectively. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of USF’s indebtedness, see Note 11, Debt, in our consolidated financial statements.

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

From time to time, we repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, negotiated repurchases, and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, our debt trading levels, our cash position, and other considerations. The Sponsors or their affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In these cases, our debt is not retired, and we would continue to pay interest in accordance with the terms of the related debt agreements.

USF’s credit facilities, loan agreements, and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of December 31, 2016, USF had $484 million of restricted payment capacity under these covenants, and approximately $2,050 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of December 31, 2016, we were in compliance with all of our debt covenants.

Cash Flows

For the last three fiscal years, the following table presents condensed highlights from our Consolidated Statements of Cash Flows:

	Fiscal Year
	(In millions)*
	2016	2015	2014
Net income (loss)	$210	$168	$(73)
Changes in operating assets and liabilities, net of business acquisitions	(78)	(74)	(11)
Other adjustments	423	461	486
Net cash provided by operating activities	556	555	402
Net cash used in investing activities	(762)	(271)	(118)
Net cash used in financing activities	(180)	(110)	(120)
Net (decrease) increase in cash and cash equivalents	(387)	174	164
Cash and cash equivalents, beginning of period	518	344	180
Cash and cash equivalents, end of period	$131	$518	$344

(*)	Amounts may not add due to rounding.

Operating Activities

Cash flows provided by operating activities were $556 million and $555 million in fiscal 2016 and fiscal 2015, respectively. Prior year cash flows provided by operating activities included a $288 million net cash inflow related to the termination of the Acquisition. Excluding the net termination fee received, cash flows provided by operating activities in 2015 were $267 million. The $289 million increase in the year over year cash flows provided by operating activities, excluding the termination fee, is primarily driven by year over year Gross profit improvements and reductions in operating expenses.

Cash flows provided by operating activities were $555 million in fiscal 2015, compared to $402 million in fiscal 2014. Cash flows provided by operating activities increased $153 million in 2015 from 2014, primarily due to the positive change in Net income (loss) which was largely attributable to $288 million in net fees received in connection with the termination of the Acquisition Agreement. Additionally, the 2015 period Cash flows provided by operating activities reflect insurance recoveries of $23 million which resulted in a net benefit of $11 million. The increase was offset to an extent by changes in operating assets and liabilities, net of business acquisitions, as lower accounts receivable and higher accrued expenses and other liabilities were offset by an increase in inventories and a decrease in accounts payable. These changes were largely a result of the timing of our fiscal 2015 year end. Fiscal 2015 had 53 weeks and ended on January 2, 2016, while fiscal 2014 had 52 weeks and ended on December 27, 2014. The timing of the additional week in 2015 fell on a typically slow week in both customer shipments and low inventory replenishment due to both working capital management and timing of holiday shipments. Commensurately, with the slow period during the last week of fiscal 2015, accounts receivable and accounts payable were lower than they were in fiscal 2014. While inventory quantity was lower for the above noted reason, inventory value was higher due to the 2015 deflationary product cost trends and our last-in first-out inventory cost flow methodology. Prepaid expenses were also higher, as many contracts for the new year were negotiated and paid given the timing of our fiscal year end in 2015 versus 2014. Accrued expenses and other liabilities increased due to accrued charges related to facility closures and initiatives and payroll related items, primarily due to process timing.

Investing Activities

Cash flows used in investing activities in 2016 reflects our strategy to selectively pursue acquisitions to accelerate our growth and enhance capabilities in our center of the plate offerings. During fiscal 2016, business acquisitions included two broadline distributors and two specialty distributors. Total consideration consisted of cash of approximately $123 million plus $8 million for the estimated fair value of contingent consideration. We also purchased a noncontrolling interest of approximately $8 million in a technology company that provides point-of-sale business intelligence to restaurants, which serves to support our sales initiatives. Approximately $164 million of purchases were made for property and equipment. Total capital additions were $244 million, of which $80 million was fleet capital leases. Cash spending on property and equipment was down from the prior year primarily due to two 2015 distribution facility construction/expansion projects. Proceeds from sales of property and equipment included $12 million from sales of closed facilities.

Cash flows used in investing activities in 2016 also included the purchase of $485 million of U.S. government securities that were subsequently used to defease USF’s $472 million principal CMBS Fixed Facility. See Note 11, Debt, in our consolidated financial statements.

Cash flows used in investing activities in fiscal 2015 included purchases of property and equipment of $187 million, Proceeds from sales of property and equipment of $5 million, and Insurance proceeds of $3 million related to property damaged by a tornado. Cash flows used in investing activities during fiscal 2015 also included the acquisition of a broadline distributor for $69 million in cash. We also purchased $22 million of self-funded industrial revenue bonds. See “—Financing Activities” below for the offsetting cash inflow, and as further discussed in Note 11, Debt, in our consolidated financial statements.

Cash flows used in investing activities in fiscal 2014 included purchases of property and equipment of $147 million, proceeds from sales of property and equipment of $25 million and $4 million of Insurance proceeds related to property damaged by a tornado.

Capital expenditures in fiscal years 2016, 2015, and 2014 included fleet replacement and investments in information technology to improve our business, as well as new construction and/or expansion of distribution facilities. Additionally, we entered into $80 million, $110 million, and $97 million of capital lease obligations in fiscal years 2016, 2015, and 2014, respectively. The 2016 and 2015 capital lease obligations were for fleet replacement. The 2014 capital lease obligations included $70 million for fleet replacement and $27 million for a distribution facility addition.

We expect total capital additions in 2017 to be between $330 million and $350 million, inclusive of approximately $100 million in fleet capital leases. We expect to fund our capital expenditures with available cash or cash generated from operations.

Financing Activities

Cash flows used in financing activities of $180 million in fiscal 2016 included net proceeds from our IPO of $1,114 million, and net proceeds from debt issuances and refinancings. We used the proceeds from these transactions to redeem the $1,348 million in principal of the Old Senior Notes, plus an early redemption premium of $29 million, and to purchase the U.S. government securities that were subsequently used to defease USF’s CMBS Fixed Facility. In addition to the early redemption premium, we have incurred approximately $26 million of other debt financing costs and fees in connection with the debt refinancings and defeasance. Prior to the IPO, we paid a $666 million one-time special cash distribution to our shareholders, of which $657 million was paid to the Sponsors. We funded the distribution through a $75 million borrowing under the 2012 ABS Facility, a $239 million borrowing under the ABL Facility, and $352 million in available cash.

Cash flows used in financing activities of $110 million in fiscal 2015 included $109 million of payments on debt and capital leases, including $50 million of net payments on our 2012 ABS Facility and $2 million of Old Senior Notes repurchased from certain entities associated with KKR. Additionally, we repurchased $20 million of our Redeemable common stock from terminated employees. The shares were acquired pursuant to the management stockholder’s agreement associated with our stock incentive plan.

In January 2015, we entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in TRBs that provide certain tax incentives related to the construction of a new distribution facility. We borrowed $22 million of the TRBs in fiscal 2015. See “—Investing Activities” above for the offsetting cash outflow.

Cash flows used in financing activities of $120 million in fiscal 2014 resulted from $50 million of net payments on our 2012 ABS Facility, $20 million of net payments on our ABL Facility, $24 million of scheduled payments on other debt facilities, $24 million related to capital lease obligations, and $2 million of contingent consideration related to a 2013 business acquisition.

Retirement Plans

We have historically maintained several qualified retirement plans and a nonqualified retirement plan (“Retirement Plans”) that pay benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. Effective December 31, 2016, our qualified retirement plans were merged into a single plan.  The plan merger, expected to reduce plan administrative costs, had no effect on the Company’s pension benefit obligations as the merger did not change the benefits to the underlying plan participants. In addition, we maintain several postretirement health and welfare plans that provide benefits for eligible retirees and their dependents. We contributed $36 million, $49 million and $49 million annually to the Retirement Plans in fiscal 2016, 2015, and 2014, respectively, including the post-retirement health and welfare plans.

Certain employees are eligible to participate in USF’s defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may match participant contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum matching contribution of 4%. We made contributions to this plan of $44 million, $32 million and $26 million in fiscal years 2016, 2015 and 2014, respectively.

We also contribute to various multiemployer benefit plans under certain collective bargaining agreements. Our contributions to these plans were $33 million, $34 million and $32 million in fiscal years 2016, 2015 and 2014, respectively.

In December 2016, we settled substantially all of our multiemployer pension withdrawal liabilities, related to previously closed facilities, including Baltimore, Maryland, for cash of $80 million. As of December 31, 2016, we have no significant remaining multiemployer pension withdrawal liabilities relating to closed facilities.

Contractual Obligations

The following table includes information about our significant contractual obligations as of December 31, 2016 that affect our liquidity and capital needs. The table includes information about payments due under specified contractual obligations and includes the maturity profile of our consolidated debt, operating leases and other long-term liabilities.

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Recorded Contractual Obligations:
Long-term debt, including capital lease obligations	$3,802	$76	$820	$159	$2,747
Unfunded lease obligation(1)	25	2	6	8	9
Self-insured liabilities(2)	171	47	49	25	50
Pension plans and other postretirement benefits contributions(3)	44	36	2	2	4
Unrecorded Contractual Obligations:
Interest payments on debt(4)	844	143	259	236	206
Operating leases	164	31	53	45	35
Multiemployer contractual minimum pension contributions(5)	26	4	7	7	8
Purchase obligations(6)	903	804	99	—	—
Total contractual cash obligations	$5,979	$1,143	$1,295	$482	$3,059

(1)	Represents installment payments on a distribution facility lease obligation through 2023.
(2)	Represents the estimated undiscounted payments on our self-insurance programs for general, fleet and workers compensation liabilities. Actual payments may differ from these estimates.
(3)

Represents estimated contributions and benefit payments for Company sponsored Pension and other postretirement benefit plans. The balance includes $36 million that we expect to contribute to the Company’s defined benefit plan, for which estimates beyond 2017 are not available.

(4)	Represents future interest payments on fixed rate debt, capital leases, an unfunded lease obligation, and $2.9 billion of variable rate debt at interest rates as of December 31, 2016.
(5)	Represents minimum contributions to the Central States Plan through 2023.
(6)	Represents purchase obligations for purchases of product in the normal course of business, for which all significant terms have been confirmed, and forward fuel and electricity purchase obligations.

Other long-term liabilities at December 31, 2016 as disclosed in Note 12, Accrued Expenses and Other Long-Term Liabilities, to our consolidated financial statements, consist primarily of an uncertain tax position liability of $11 million, inclusive of interest and penalties, for which the timing of payment is uncertain, and an $11 million non-cash purchase accounting adjustment for off-market operating leases, each of which has been excluded from the table above.

Off-Balance Sheet Arrangements

As of December 31, 2016, we entered into $64 million in letters of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $339 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $3 million in letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Annual Report in accordance with GAAP.  Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most critical accounting policies and estimates pertain to the valuation of goodwill and other intangible assets, vendor consideration, self-insurance programs, income taxes, and share-based compensation.

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, non-compete agreements, the brand names comprising our portfolio of private brands, and trademarks. As required, we assess goodwill and other intangible assets with indefinite lives for impairment each year or more frequently, if events or changes in circumstances indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment at the beginning of each fiscal third quarter. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All goodwill is assigned to our consolidated Company as the reporting unit.

For goodwill, the reporting unit used in assessing impairment is our one business segment as described in Note 24, Business Information, in our consolidated financial statements. Our assessment for impairment of goodwill utilized a combination of discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples. The results from each of the models are then weighted and combined into a single estimate of fair value for our reporting unit. We use a weighting of 50%, 35% and 15% for the discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples, respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. The discounted cash flow approach is given the most weight because it considers our most recent results and financial projections of the Company, which we believe would be significant to a market participant. Comparable market transactions multiples were weighted the least due to the limited observances in the market. If the carrying value of the reporting unit exceeds its fair value, we must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.

Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a relief from royalty method. Similar to goodwill, the fair value of the intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

Based on our fiscal 2016 annual impairment analysis for goodwill, the fair value of our reporting unit exceeded its carrying value by a substantial margin. Similarly, the fair value of our trademark indefinite-lived intangible assets exceeded the carrying value by a substantial margin. The fair value of our brand name indefinite-lived intangible assets exceeded the carrying value by less than 20%. However, a 50 basis point increase in the discount rate would still result in a fair value of the brand name intangibles that is in excess of its carrying value. The recoverability of our brand name indefinite-lived intangible assets will be impacted if estimated future cash flows are not achieved. Due to the many variables inherent in estimating fair value and the relative size of the indefinite-lived intangible assets, differences in assumptions could have a material effect on the results of the Company’s impairment analysis.

Vendor Consideration

We participate in various rebate and promotional incentives with our suppliers, primarily through purchase-based programs. Consideration under these incentives is estimated during the year based on purchasing activity, as our obligations under the programs are fulfilled primarily when products are purchased. Consideration is typically received in the form of invoice deductions, or less often in the form of cash payments. Changes in the estimated amount of incentives earned are treated as changes in estimates and are recognized in the period of change. Historically, adjustments to our estimates for vendor consideration or related allowances have not been significant.

Self-Insurance Programs

We accrue estimated liability amounts for claims covering general, fleet, and workers’ compensation and group medical insurance programs. The amounts in excess of certain levels, which range from $1 million to $3 million per occurrence, are insured as a risk reduction strategy to minimize catastrophic losses. General and fleet liability losses in excess of our retentions are covered up to approximately $160 million, in the aggregate. We are fully self-insured for group medical claims not covered under collective bargaining agreements. Liabilities associated with these risks include an estimate for claims that are incurred but not reported, and are estimated by considering historical claims experience, severity factors, medical cost trends, and other actuarial assumptions. Differences in the actual future claims experience and severity of claims and significant changes in health care cost trends could cause actual claims to differ from our estimates.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.

An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. We adjust the amounts recorded for uncertain tax positions when our judgment changes as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. At this time, we believe it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $3 million in the next 12 months as a result of the completion of tax audits or as a result of the expiration of the statute of limitations.

Share-Based Compensation

Certain employees participate in the 2007 Plan and the 2016 Plan (collectively, the “Incentive Plans”), which allow purchases of US Foods shares of common stock, grants of restricted stock and restricted stock units of US Foods, and grants of options exercisable in US Foods common stock. Under the Incentive Plans, we measure compensation expense for stock-based option awards at fair value at the date of grant, and recognize compensation expense over the service period for stock-based awards expected to vest. US Foods contributes shares to its subsidiary, USF, for employee purchases and upon exercise of options or grants of restricted stock and restricted stock units.

Since the completion of our IPO in June 2016, the fair value of our common stock is determined by the closing price per share for our common stock as reported on the NYSE.

Until the completion of our IPO, we determined the fair value of our common stock based on a number of factors. In addition, we obtained third-party valuations of our common stock on a quarterly basis to assist with the determination of the exercise price of our stock option awards and equity appreciation rights as well as the fair value of the common stock underlying all stock-based awards. To determine the fair value of awards at the date of grant, the Company computed a common stock fair value at the end of each fiscal quarter and used the calculated common stock fair value for all award grants in the subsequent quarter.  Similar to goodwill impairment testing, the third-party valuations utilized a combination of discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples. The results from each of the models were then weighted and combined into a single estimate of common stock fair value. During fiscal 2015, we used a weighting of 50%, 35%, and 15% for the discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples, respectively. The weighting for this fair value computation is similar to the weighting used for the annual goodwill impairment assessment.

On January 8, 2016, we paid a $666.3 million one-time special cash distribution to existing shareholders of record on January 4, 2016. According to the anti-dilution protection provisions of the 2007 Plan, we granted new stock-based awards, and the exercise prices of certain existing stock-based awards were adjusted, to offset the decrease in common stock value as a result of the special cash distribution.  See Note 15, Share-Based Compensation, Common Stock Issuances, Redeemable Common Stock, and Common Stock, in our consolidated financial statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3, Recent Accounting Pronouncements, in our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain risks arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through managing our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding. While we have held derivative financial instruments in the past to assist in managing our exposure to variable interest rate terms on certain of our borrowings, we are not currently party to any interest rate derivative contracts.

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates, based on LIBOR or the alternative base rate, as defined in USF’s credit agreements. Accordingly, we are exposed to fluctuations in interest rates. A 1% change in the applicable floating rate would cause the interest expense on our $2.9 billion of floating rate debt facilities to change by approximately $29 million per year. This change does not consider the LIBOR floor of 0.75% on $2.2 billion in principal of our variable rate term loan.

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 31, 2016, we had diesel fuel forward purchase commitments totaling $97 million through April 2018. These contracts locked in approximately 60% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $7 million per year in additional fuel cost on such uncommitted volumes. This risk is partially mitigated by diesel fuel surcharges to our customers.

Item 8.	Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

US Foods Holding Corp.

Rosemont, Illinois

We have audited the accompanying consolidated balance sheets of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US Foods Holding Corp. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2017

US FOODS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	January 2,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,090	$517,802
Accounts receivable, less allowances of $25,388 and $22,623	1,226,032	1,233,978
Vendor receivables, less allowances of $1,819 and $1,566	105,542	101,449
Inventories—net	1,223,037	1,112,967
Prepaid expenses	72,650	73,787
Assets held for sale	21,039	5,459
Other current assets	9,781	14,991
Total current assets	2,789,171	3,060,433
PROPERTY AND EQUIPMENT—Net	1,767,611	1,768,885
GOODWILL	3,908,484	3,875,719
OTHER INTANGIBLES—Net	386,881	477,601
DEFERRED TAX ASSETS	34,405	—
OTHER ASSETS	57,898	56,721
TOTAL ASSETS	$8,944,450	$9,239,359
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$142,712	$191,314
Accounts payable	1,294,796	1,078,865
Accrued expenses and other current liabilities	455,815	470,005
Current portion of long-term debt	75,962	62,639
Total current liabilities	1,969,285	1,802,823
LONG-TERM DEBT	3,705,751	4,682,149
DEFERRED TAX LIABILITIES	380,835	455,794
OTHER LONG-TERM LIABILITIES	350,929	386,975
Total liabilities	6,406,800	7,327,741
COMMITMENTS AND CONTINGENCIES (Note 21)
REDEEMABLE COMMON STOCK (Note 15)	—	38,441
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—600,000 shares authorized; 220,929 and 166,667 issued and outstanding as of December 31, 2016 and January 2, 2016, respectively	2,209	1,667
Additional paid-in capital	2,791,264	2,292,142
Accumulated deficit	(136,460)	(346,254)
Accumulated other comprehensive loss	(119,363)	(74,378)
Total shareholders’ equity	2,537,650	1,873,177
TOTAL LIABILITIES AND EQUITY	$8,944,450	$9,239,359

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Fiscal Years Ended
	December 31, 2016	January 2, 2016	December 27, 2014
NET SALES	$22,918,808	$23,127,532	$23,019,801
COST OF GOODS SOLD	18,865,536	19,114,293	19,222,092
Gross profit	4,053,272	4,013,239	3,797,709
OPERATING EXPENSES:
Distribution, selling and administrative costs	3,585,986	3,650,704	3,545,453
Restructuring and tangible asset impairment charges	53,465	172,707	—
Total operating expenses	3,639,451	3,823,411	3,545,453
OPERATING INCOME	413,821	189,828	252,256
ACQUISITION TERMINATION FEES—Net	—	287,500	—
INTEREST EXPENSE—Net	229,080	285,175	289,202
LOSS ON EXTINGUISHMENT OF DEBT	53,632	—	—
Income (loss) before income taxes	131,109	192,153	(36,946)
INCOME TAX (BENEFIT) PROVISION	(78,685)	24,635	35,968
NET INCOME (LOSS)	209,794	167,518	(72,914)
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax:
Changes in retirement benefit obligations, net of income tax	(44,985)	83,663	(155,362)
COMPREHENSIVE INCOME (LOSS)	$164,809	$251,181	$(228,276)
NET INCOME (LOSS) PER SHARE
Basic	$1.05	$0.99	$(0.43)
Diluted	$1.03	$0.98	$(0.43)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	200,129,868	169,560,616	169,467,651
Diluted	204,024,726	171,060,720	169,467,651

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) Retirement Benefit Obligation	Total Shareholders' Equity
BALANCE—December 28, 2013	166,667	$1,667	$2,285,634	$(440,858)	$(2,679)	$1,843,764
Settlements/reclassifications of Redeemable common stock	—	—	(23)	—	—	(23)
Share-based compensation expense	—	—	6,567	—	—	6,567
Changes in retirement benefit obligations, net of income tax	—	—	—	—	(155,362)	(155,362)
Net loss	—	—	—	(72,914)	—	(72,914)
BALANCE—December 27, 2014	166,667	$1,667	$2,292,178	$(513,772)	$(158,041)	$1,622,032
Settlements/reclassifications of Redeemable common stock	—	—	(8,091)	—	—	(8,091)
Share-based compensation expense	—	—	8,055	—	—	8,055
Changes in retirement benefit obligations, net of income tax	—	—	—	—	83,663	83,663
Net income	—	—	—	167,518	—	167,518
BALANCE—January 2, 2016	166,667	$1,667	$2,292,142	$(346,254)	$(74,378)	$1,873,177
Settlements/reclassifications of Redeemable common stock	2,522	25	43,086	—	—	43,111
Share-based compensation expense	—	—	14,856	—	—	14,856
Net proceeds from initial public offering	51,111	511	1,113,288	—	—	1,113,799
Cash distribution to shareholders ($3.94 per share - Note 14)	—	—	(666,332)	—	—	(666,332)
Proceeds from employee share purchase plan	174	2	3,352	—	—	3,354
Share-based awards vested/exercised	459	4	(4)	—	—	—
Common stock and share-based awards settled	(4)	—	(9,124)	—	—	(9,124)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	(44,985)	(44,985)
Net income	—	—	—	209,794	—	209,794
BALANCE—December 31, 2016	220,929	$2,209	$2,791,264	$(136,460)	$(119,363)	$2,537,650

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	December 31,	January 2,	December 27,
	2016	2016	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$209,794	$167,518	$(72,914)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	421,371	399,247	411,549
Gain on disposal of property and equipment, net	(6,265)	(2,010)	(7,688)
Loss on extinguishment of debt	53,632	—	—
Tangible asset impairment charges	125	6,293	1,580
Amortization of deferred financing costs	7,252	13,261	18,014
Amortization of Senior Notes original issue premium	(1,664)	(3,330)	(3,330)
Insurance proceeds related to operating activities	10,499	23,243	—
Insurance benefit in net income	(10,499)	(20,083)	—
Deferred tax (benefit) provision	(80,434)	17,606	35,803
Share-based compensation expense	18,355	15,832	11,736
Provision for doubtful accounts	11,112	12,103	18,559
Changes in operating assets and liabilities, net of business acquisitions:
Decrease (increase) in receivables	21,555	9,600	(47,347)
(Increase) decrease in inventories	(100,579)	(55,047)	105,256
Decrease (increase) in prepaid expenses and other assets	6,199	(20,716)	1,016
Increase (decrease) in accounts payable and bank checks outstanding	131,044	(71,448)	(35,649)
Increase (decrease) in accrued expenses and other liabilities	(135,855)	63,699	(34,395)
Net cash provided by operating activities	555,642	555,768	402,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(122,294)	(69,481)	—
Proceeds from sales of property and equipment	16,827	5,048	25,054
Purchases of property and equipment	(164,395)	(187,409)	(147,094)
Investment in Avero, LLC	(7,658)	—	—
Investment in marketable securities	(484,624)	—	—
Insurance proceeds related to investing activities	—	2,771	4,000
Purchase of industrial revenue bonds	—	(22,139)	—
Net cash used in investing activities	(762,144)	(271,210)	(118,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	2,213,803	—	—
Proceeds from other borrowings	2,706,535	22,139	898,450
Principal payments on debt and capital leases	(4,140,760)	(109,489)	(1,016,033)
Payment for debt financing costs and fees	(25,941)	(3,573)	(421)
Redemption of Old Senior Notes	(1,376,927)	—	—
Net proceeds from initial public offering	1,113,799	—	—
Cash distribution to shareholders	(666,332)	—	—
Contingent consideration paid for business acquisition	—	—	(1,800)
Proceeds from employee share purchase plan	3,354	—	—
Proceeds from common stock sales	2,850	500	197
Common stock and share-based awards settled	(10,591)	(19,992)	(628)
Net cash used in financing activities	(180,210)	(110,415)	(120,235)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(386,712)	174,143	163,915
CASH AND CASH EQUIVALENTS—Beginning of year	517,802	343,659	179,744
CASH AND CASH EQUIVALENTS—End of year	$131,090	$517,802	$343,659
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amounts capitalized)	$222,742	$345,732	$278,474
Income taxes paid (refunded)—net	4,571	7,861	(30)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	50,349	26,885	26,620
Capital lease additions	80,118	110,097	96,756
Contingent consideration payable for acquisition of businesses	8,375	—	—
Marketable securities transferred in connection with the legal defeasance of the CMBS Fixed Loan Facility	484,624	—	—
CMBS Fixed Loan Facility defeasance	471,615	—	—
Restricted cash transferred to Cash and cash equivalents	6,147	—	—

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to here as “we,” “our,” “us,” “the Company,” or “US Foods.” US Foods conducts all of its operations through its wholly owned subsidiary US Foods, Inc. and its subsidiaries (“USF”). All of the Company’s indebtedness, as further described in Note 11, Debt, is an obligation of USF. US Foods is controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”). KKR and CD&R are collectively referred to herein as the “Sponsors”.

Reverse Stock Split—Prior to its initial public offering (“IPO”), the Company’s Board of Directors approved a 2.7-for one reverse stock split of the Company’s common stock. The par value per share of common stock and authorized shares of common stock remain unchanged at $0.01 per share and 600 million shares, respectively. Accordingly, the Company reclassified $3 million, related to the reduction in aggregate par value of common stock, to Additional paid-in-capital. The reverse stock split became effective on May 17, 2016. All common stock and per share amounts in the financial statements and notes have been retroactively adjusted to give effect to the reverse stock split.

Initial Public Offering—On June 1, 2016 the Company closed its IPO selling 51,111,111 shares of common stock for a cash offering price of $23.00 per share ($21.9075 per share net of underwriter discounts and commissions and before offering expenses), including the exercise in full by underwriters of their option to purchase 6,666,667 additional shares. The IPO was registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (Registration No. 333-209442), as amended (the “Registration Statement”). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “USFD.”

The Company used the net proceeds from the IPO of approximately $1,114 million (after the payment of underwriter discounts and commissions and offering expenses) to redeem $1,090 million principal amount, and pay the related $23 million early redemption premium, for USF’s 8.5% unsecured Senior Notes due June 30, 2019, (the “Old Senior Notes”).

Business Description—The Company, through USF, operates in one business segment in which it markets and primarily distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. These customers include independently owned single and multi-unit restaurants, regional concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations.

Terminated Acquisition by Sysco—On December 8, 2013, US Foods entered into an agreement and plan of merger (the “Acquisition Agreement”) with Sysco Corporation (“Sysco”) and certain of its subsidiaries, for Sysco to acquire US Foods (the “Acquisition”) on the terms and subject to the conditions set forth in the Acquisition Agreement. On February 2, 2015, the parties entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc. (“PFG”), through which PFG agreed to purchase  eleven USF distribution centers and related assets and liabilities, in connection with and subject to the closing of the Acquisition. In February 2015, following completion of its regulatory review of the proposed Acquisition, the US Federal Trade Commission filed a motion with the U.S. District Court of Columbia (“Court”) seeking a preliminary injunction to block the proposed Acquisition, which the Court granted on June 23, 2015.

On June 26, 2015, the parties terminated the Acquisition Agreement, and the Asset Purchase Agreement automatically terminated. Sysco paid the Company a termination fee of $300 million in connection with the termination of the Acquisition Agreement. USF paid a termination fee of $12.5 million to PFG pursuant to the terms of the Asset Purchase Agreement.

Basis of Presentation—The Company operates on a 52-53 week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended December 31, 2016, January 2, 2016, and December 27, 2014 are also referred to herein as fiscal years 2016, 2015 and 2014, respectively. The Company’s fiscal years 2016 and 2014 were 52-week fiscal years. The Company’s fiscal year 2015 was a 53-week fiscal year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation —Consolidated financial statements include the accounts of US Foods and its wholly owned subsidiary, USF. All intercompany transactions have been eliminated in consolidation.

Use of Estimates—Consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most critical estimates used in the preparation of the Company’s consolidated financial statements pertain to the valuation of goodwill and other intangible assets, vendor consideration, self-insurance programs, income taxes, and share-based compensation.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents.

Accounts Receivable —Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying Consolidated Balance Sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When we are aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount we reasonably expect to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods.

Vendor Consideration and Receivables—The Company participates in various rebate and promotional incentives with its suppliers, primarily through purchase-based programs. Consideration earned under these incentives is estimated during the year, based on purchasing activity, as the Company’s obligations under the programs are fulfilled primarily when products are purchased. Changes in the estimated amount of incentives earned are treated as changes in estimates and are recognized in the period of change.

Vendor consideration is typically deducted from invoices or collected in cash within 30 days of being earned. Vendor receivables represent the uncollected balance of the vendor consideration. Due to the process of primarily deducting the consideration from the amounts due to the vendor, the Company does not experience significant collectability issues. The Company evaluates the collectability of its vendor receivables based on specific vendor information and vendor collection history.

Inventories—The Company’s inventories—consisting mainly of food and other foodservice-related products—are primarily considered finished goods. Inventory costs include the purchase price of the product, freight charges to deliver it to the Company’s warehouses, and depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

The Company records inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. During 2014, inventory quantities were reduced resulting in the liquidation of certain quantities carried at lower costs in prior years. As a result of this LIFO liquidation, cost of sales decreased $7 million in 2014. There were no LIFO inventory liquidations in 2016 and 2015.

At December 31, 2016 and January 2, 2016, the LIFO balance sheet reserves were $116 million and $134 million, respectively. As a result of net changes in LIFO reserves, cost of goods sold decreased $18 million and $74 million in fiscal years 2016 and 2015 and increased $60 million in fiscal year 2014, respectively. The

$60 million increase in cost of goods sold in 2014 is net of the $7 million decrease in cost of goods sold resulting from the LIFO liquidation.

Property and Equipment—Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the related lease or the estimated useful lives of the assets.

Routine maintenance and repairs are charged to expense as incurred. Applicable interest charges incurred during the construction of new facilities or development of software for internal use are capitalized as one of the elements of cost and are amortized over the useful life of the respective assets.

Property and equipment held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For purposes of evaluating the recoverability of property and equipment, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. If the future cash flows do not exceed the carrying value, the carrying value is compared to the fair value of such asset. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess.

The Company also assesses the recoverability of its closed facilities actively marketed for sale. If a facility’s carrying value exceeds its fair value, less an estimated cost to sell, an impairment charge is recorded for the excess. Assets held for sale are not depreciated.

Impairments are recorded as a component of Restructuring and tangible asset impairment charges in the Consolidated Statements of Comprehensive Income (Loss), and a reduction of the asset’s carrying value in the Consolidated Balance Sheets.

Goodwill and Other Intangible Assets—Goodwill and Other intangible assets include the cost of the acquired business in excess of the fair value of the net tangible assets acquired. Other intangible assets include customer relationships, noncompete agreements, the brand names comprising our portfolio of exclusive brands, and trademarks. As required, we assess Goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For Goodwill and indefinite-lived intangible assets, our policy is to assess for impairment at the beginning of each fiscal third quarter. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All Goodwill is assigned to the consolidated Company as the reporting unit.

Self-Insurance Programs—The Company accrues estimated liability amounts for claims covering general, fleet, and workers’ compensation. The amounts in excess of certain levels, which range from $1-3 million per occurrence, are insured as a risk reduction strategy, to mitigate catastrophic losses. We are fully insured for group medical claims not covered under collective bargaining agreements. The Company accrues its estimated liability for the self-insured medical insurance program, including an estimate for incurred but not reported claims, based on known claims and past claims history. The workers’ compensation liability is discounted, as the amount and timing of cash payments is reliably determinable given the nature of benefits and the level of historic claim volume to support the actuarial assumptions and judgments used to derive the expected loss payment pattern. The amount accrued is discounted using an interest rate that approximates the U.S. Treasury rate consistent with the duration of the liability. However, the inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. These accruals are included in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets.

Share-Based Compensation Certain employees participate in the 2016 US Foods Holding Corp. Omnibus Incentive Plan (the “2016 Plan”) and 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, as amended (“2007 Plan”), which allow purchases of US Foods common stock, grants of restricted stock and restricted stock units of US Foods, and grants of options exercisable in US Foods common stock. Additionally, most of the Company’s employees are eligible to participate in the US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”), which allows for the purchase of US Foods common stock at a discount of up to 15% of the fair market value of a share at periodic acquisition dates. Shares issued to satisfy employee share-based award programs come from shares reserved for issuance under the respective award programs.  US Foods contributes shares to its subsidiary,

USF, for employee purchases and upon exercise of options or grants of restricted stock and restricted stock units.  The Company does not maintain treasury shares, as shares repurchased by the Company are retired upon reacquisition.

The Company measures compensation expense for stock-based awards at fair value at the date of grant, and recognizes compensation expense over the service period for awards expected to vest.  After the IPO, the fair value of awards at the date of grant is the closing price per share for the Company’s common stock as reported on the NYSE. Prior to the IPO, to determine the fair value of awards at the date of grant, the Company computed a common stock fair value at the end of each fiscal quarter, using the combination of a market approach and income approach, and applied the calculated common stock fair value to all stock and stock award activity in the subsequent quarter.

Compensation expense for the Stock Purchase Plan represents the difference between the fair market value at acquisition date and the employee purchase price.

Common Stock—Prior to the IPO, common stock was held primarily by our Sponsors, members of management, and key employees. Total common shares issued and outstanding were 220,928,969 at December 31, 2016, and 169,025,288 (including 2,358,619 shares included in Redeemable common stock) at January 2, 2016.

Redeemable Common Stock—Redeemable common stock is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable. Prior to the IPO, common stock owned by management and key employees had two redemption features 1) employee put option and 2) Company call option.

Employee Put Option—Prior to the IPO, each participant in the 2007 Plan had the right, via the management stockholder’s agreement, to require the Company to repurchase all of his or her restricted common stock (“put option”) in the event of a termination of employment due to death or disability. If an employee terminated for any reason other than death or disability, the contingent put option was cancelled.  Generally, instruments with put rights upon death or disability are classified as temporary equity awards (i.e. a component of Redeemable common stock) until such puttable conditions become probable (i.e. upon termination due to death or disability). Since this redemption feature, was outside of the control of the Company, the value of the shares was shown outside of permanent equity as Redeemable common stock.  In addition to the value of common stock held, stock-based awards with similar underlying common stock were also recorded in Redeemable common stock. Redeemable common stock included values for common stock issuances to key employees, vested restricted shares, vested restricted stock units and vested stock option awards.

Once it was determined that it was probable that the put option would become exercisable, the award was accounted for as an award modification and was required to be liability-classified. The Company recorded an incremental expense measured as the excess, if any, of the fair value of the modified award over the amount previously recognized. These liability awards were remeasured at their fair market value, or redemption value, as of each reporting period through the date of settlement, which was generally the first fiscal quarter following termination.

In connection with the IPO, the management stockholder’s agreement was amended to remove the put option; therefore the common stock no longer has a redemption feature that is outside the Company’s control and could require the Company to redeem these shares. Accordingly, the entire amount reflected in Redeemable common stock was reclassified to Shareholders’ equity during the second quarter of 2016. The sole remaining redemption feature provides the Company with the right, but not the obligation, to repurchase all of the holder’s vested shares upon termination without cause. Based on the current redemption feature of the common stock, there will be no amounts attributed to Redeemable common stock in future periods.

Company Call Option—As of the balance sheet date, the Company also had the right—but not the obligation—to require employees to sell certain shares back to the Company when they terminate employment. If the Company determines it is likely to exercise the call right prior to an employee bearing the risks and rewards of ownership for a reasonable period of time, generally six months, the awards that have been vested for less than six months (“immature shares”) are required to be liability-classified. The Company records an incremental expense measured as the excess, if any, of the fair value of the liability award over the amount previously recognized. These liability awards are remeasured at their fair market value, or redemption value, as of each reporting period through the date of settlement, which is generally the first fiscal quarter following termination.

Business Acquisitions—The Company accounts for business acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition.

Revenue Recognition—The Company recognizes revenue from the sale of product when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. The Company grants certain customers sales incentives—such as rebates or discounts—and treats these as a reduction of sales at the time the sale is recognized. Sales taxes invoiced to customers and remitted to governmental authorities are excluded from Net sales.

Cost of Goods Sold —Cost of goods sold includes amounts paid to vendors for products sold—net of vendor consideration and the cost of transportation necessary to bring the products to the Company’s distribution facilities. Depreciation related to processing facilities and equipment is presented in cost of goods sold. Because the majority of the Inventories are finished goods, depreciation related to warehouse facilities and equipment is presented in Distribution, selling and administrative costs. See Inventories section above for discussion of the LIFO impact on Cost of goods sold.

Shipping and Handling Costs—Shipping and handling costs—which include costs related to the selection of products and their delivery to customers—are presented in Distribution, selling and administrative costs. Shipping and handling costs were $1.6 billion in 2016, and $1.5 billion in 2015 and 2014.

Income Taxes—The Company accounts for income taxes under the asset and liability method. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date. Net deferred tax assets are recorded to the extent the Company believes these assets will more likely than not be realized.

An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. The Company adjusts the amounts recorded for uncertain tax positions when its judgment changes, as a result of evaluating new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined.

Derivative Financial Instruments—The Company has used interest rate swap agreements in the past to manage its exposure to interest rate movements on its variable-rate term loan obligation. The Company is not currently party to any interest rate swap agreements.

In the normal course of business, the Company enters into forward purchase agreements to procure fuel, electricity and product commodities related to its business. These agreements often meet the definition of a derivative. However, the Company does not measure its forward purchase commitments at fair value as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are invested primarily in money market funds at major financial institutions. Credit risk related to accounts receivable is dispersed across a larger number of customers located throughout the United States. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable at December 31, 2016 and January 2, 2016.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The fair value of the Company’s reporting unit exceeded its carrying value by a substantial margin based on the fiscal 2016 impairment analysis for goodwill.  Accordingly, the new standard, at this time, is not expected to materially affect the Company’s financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash, which clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2017, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, which addresses the classification and presentation of certain cash receipts and cash payments in the statement of cash flows, with the objective of reducing the existing diversity in practice. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2017, with early adoption permitted. The Company has adopted all of the provisions of this standard with no impacts, as the Company’s original cash flow classification, for the relevant provisions, was consistent with the requirements of the standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2019, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustment. This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments for business combinations. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier adoption permitted for financial statements that have not been issued. The Company’s adoption of this guidance in fiscal year 2016 did not materially affect its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s ASC as Topic 606. Topic 606 replaces Topic 605, the previous revenue recognition guidance. The new standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for the Company in the first quarter of fiscal 2018, with early adoption permitted in the first quarter of fiscal 2017. The new standard permits two implementation approaches, one requiring full retrospective application of the new standard with restatement of prior years, and one requiring modified retrospective application of the new standard with disclosure of results under old standards. The Company’s impact assessment of the standard is ongoing; however, the Company’s current analysis indicates that the most significant effect of the new standard relates to the Company’s accounting for costs to obtain or fulfill contracts.  Under the current guidance, most of these costs are expensed as incurred.  Under the new standard, costs such as commissions, upfront costs, and other contract acquisition-based and contract fulfillment costs could be capitalized on our consolidated balance sheets and amortized on a systematic basis over the contract term.  In addition, under the new standard, certain costs currently presented in Operating Expenses, such as bad debt expense and certain commissions, could be reclassified as a reduction of Net Sales. Additionally, enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition, are required. We will continue our assessment, which may identify other impacts of the adoption of ASC 606.  The Company will adopt the standard in the first quarter of fiscal 2018 and preliminarily expects to use the full retrospective method. However, our adoption method is subject to change as we continue to evaluate the impact of the standard.

4.	BUSINESS ACQUISITIONS

Business acquisitions during fiscal year 2016 included (1) the stock of Bay-N-Gulf, Inc., d/b/a Save On Seafood, a seafood processor and distributor, acquired in October; (2) certain assets of Jeraci Food Distributors, Inc., an Italian specialty distributor, acquired in October; (3) the stock of Fresh Unlimited, Inc. d/b/a Freshway Foods, a produce processor, repacker, and distributor, acquired in June; and (4) certain assets of Cara Donna Provisions Co., Inc. and Cara Donna Properties LLC, a broadline distributor, acquired in March. Total consideration consisted of cash of approximately $123 million, plus approximately $8 million for the estimated fair value of contingent consideration.

On December 31, 2015, the Company purchased Waukesha Wholesale Foods, Inc. d/b/a Dierks Waukesha (“Dierks”), a broadline distributor for cash of $69 million. In March 2016, approximately $1 million was received as a purchase price adjustment related to the 2015 Dierks business acquisition, resulting in minimal decreases to Property and equipment-net and Goodwill.

The acquisitions, focusing on broadline distributors with local strength with independent restaurants or specialty distributors with distinct capabilities across ethnic food, center-of-plate, and produce categories, were integrated into the Company’s foodservice distribution network and were funded with cash from operations.

The following table summarizes the purchase price allocations for the 2016 and 2015 business acquisitions as follows (in thousands):

	2016	2015
Accounts receivable	$22,871	$6,724
Inventories	9,493	7,022
Other current assets	732	702
Property and equipment	24,119	7,200
Goodwill	32,570	40,242
Other intangible assets	64,130	21,200
Accounts payable	(16,216)	(3,290)
Accrued expenses and other current liabilities	(12,173)	(1,554)
Long-term debt	(2,514)	—
Deferred income taxes	—	(8,765)
Cash paid for acquisitions	$123,012	$69,481

The 2016 and 2015 acquisitions did not materially affect the Company’s results of operations or financial position and, therefore, pro forma financial information has not been provided.

5.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts for the last three fiscal years is as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$22,623	$24,989	$25,151
Charged to costs and expenses	11,112	12,103	18,559
Customer accounts written off—net of recoveries	(8,347)	(14,469)	(18,721)
Balance at end of year	$25,388	$22,623	$24,989

This table excludes the vendor receivable related allowance for doubtful accounts of $2 million at December 31, 2016 and January 2, 2016, and $3 million at December 27, 2014.

6.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing facility dated as of August 27, 2012, as amended (the “2012 ABS Facility”), USF sells—on a revolving basis—its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders as defined by the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at December 31, 2016 or January 2, 2016. Included in the Company’s accounts receivable balance as of December 31, 2016 and January 2, 2016 was $923 million and $933 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 11, Debt for a further description of the 2012 ABS Facility.

7.	ASSETS HELD FOR SALE

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

The changes in Assets held for sale for fiscal years 2016 and 2015 were as follows (in thousands):

	2016	2015
Balance at beginning of year	$5,459	$5,360
Transfers in	23,201	2,594
Assets sold	(7,496)	(1,377)
Tangible asset impairment charges	(125)	(1,118)
Balance at end of the year	$21,039	$5,459

During fiscal year 2016, the Baltimore distribution facility and the facility acquired as part of the Cara Donna acquisition were closed and transferred to Assets held for sale. The Cara Donna facility, as well as the Fairmont, Minnesota and Lakeland, Florida facilities were sold during fiscal year 2016 for aggregate proceeds of $12 million, resulting in a $4 million gain.

During fiscal year 2015, the Company closed the Lakeland, Florida distribution facility and reclassified it to Assets held for sale. Two facilities classified as Assets held for sale were sold during fiscal year 2015 for proceeds of $3 million.

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2016	January 2, 2016	Range of Useful Lives
Land	$303,208	$301,924
Buildings and building improvements	1,144,041	1,156,914	10–40 years
Transportation equipment	835,089	745,399	5–10 years
Warehouse equipment	343,315	332,018	5–12 years
Office equipment, furniture and software	772,334	690,430	3–7 years
Construction in process	94,075	58,849
	3,492,062	3,285,534
Less accumulated depreciation and amortization	(1,724,451)	(1,516,649)
Property and equipment—net	$1,767,611	$1,768,885

Transportation equipment included $354 million and $260 million of capital lease assets at December 31, 2016 and January 2, 2016, respectively. Buildings and building improvements included $97 million and $98 million of capital lease assets at December 31, 2016 and January 2, 2016, respectively. Accumulated amortization of capital lease assets was $119 million and $68 million at December 31, 2016 and January 2, 2016, respectively. Interest capitalized was $1 million and $2 million in fiscal years 2016 and 2015, respectively.

Depreciation and amortization expense of property and equipment—including amortization of capital lease assets—was $266 million, $253 million and $261 million for the fiscal years 2016, 2015 and 2014, respectively.

9.	GOODWILL AND OTHER INTANGIBLES

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

Customer relationship and Noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationship and Noncompete agreements are amortized over the estimated useful lives (four to ten years). Amortization expense was $155 million, $146 million and $151 million for fiscal years 2016, 2015 and 2014, respectively. The weighted-average remaining useful life of all customer relationship intangibles was approximately 3 years at December 31, 2016. Amortization of these customer relationship assets is estimated to be $84 million in fiscal year 2017, $21 million in fiscal years 2018 and 2019, and $8 million in fiscal year 2020.

Goodwill and Other intangibles consisted of the following (in thousands):

	December 31,	January 2,
	2016	2016
Goodwill	$3,908,484	$3,875,719
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$1,393,799	$1,373,920
Accumulated amortization	(1,260,011)	(1,149,572)
Net carrying value	133,788	224,348
Noncompete agreements—amortizable:
Gross carrying amount	800	800
Accumulated amortization	(507)	(347)
Net carrying value	293	453
Brand names and trademarks—not amortizing	252,800	252,800
Total Other intangibles—net	$386,881	$477,601

The 2016 increase in Goodwill reflects the business acquisitions. The 2016 increase in the gross carrying amount of Customer relationships is attributable to the 2016 business acquisitions of $64 million – see Note 4, Business Acquisitions – partially offset by the write-off of fully amortized Customer relationships intangible assets of $44 million.

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

For Goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 24, Business Information. The Company’s assessment for impairment of Goodwill utilized a combination of discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples, which were weighted 50%, 35% and 15% respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company must then perform a comparison of the implied fair value of Goodwill with its carrying value. If the carrying value of the Goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal 2016 annual Goodwill impairment analysis, the Company concluded the fair value of its reporting unit exceeded its carrying value.

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

10.	FAIR VALUE MEASUREMENTS

The Company follows the accounting standards for fair value, where fair value is a market-based measurement, not an entity-specific measurement. The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—observable inputs, such as quoted prices in active markets
•

Level 2—observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active or inactive markets that are observable either directly or indirectly, or other inputs that are observable or can be corroborated by observable market data

•	Level 3—unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Any transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy will be recognized as of the end of the reporting period in which the transfer occurs. There were no transfers between fair value levels in any of the periods presented below.

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2016 and January 2, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds
Balance at December 31, 2016	$31,600	$—	$—	$31,600
Balance at January 2, 2016	$113,700	$—	$—	$113,700
Contingent consideration payable for business acquisitions
Balance at December 31, 2016	$—	$—	$9,775	$9,775
Balance at January 2, 2016	$—	$—	$—	$—
Nonrecurring fair value measurements:
Assets held for sale
Balance at December 31, 2016	$—	$—	$—	$—
Balance at January 2, 2016	$—	$—	$2,600	$2,600

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with a maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

Contingent Consideration Payable for Business Acquisitions

Certain 2016 business acquisitions involve contingent consideration in the event certain operating results are achieved over a one-year period from the respective dates of such acquisitions. The amount included in the above table represents the estimated fair value of the contingent consideration, classified under Level 3 within the fair value hierarchy.

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

The fair value of USF’s total debt approximated $3.8 billion and $4.8 billion, as compared to its aggregate carrying value of $3.8 billion and $4.7 billion as of December 31, 2016 and January 2, 2016, respectively. The December 31, 2016 and January 2, 2016 fair value of USF’s 5.875% unsecured Senior Notes due June 15, 2024, (the “2016 Senior Notes”) and Old Senior Notes, estimated at $0.6 billion and $1.4 billion, respectively, was classified under Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of USF’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of USF’s overall credit risk. See Note 11, Debt for further description of USF’s debt.

11.	DEBT

Total debt consisted of the following (in thousands):

		Interest rate at	December 31,	January 2,
Debt Description	Maturity	December 31, 2016	2016	2016
ABL Facility	October 20, 2020	3.14%	$30,000	$—
2012 ABS Facility	September 30, 2018	1.88	645,000	586,000
Amended and Restated 2016 Term Loan (net of $13,318 of unamortized deferred financing costs)	June 27, 2023	3.75	2,175,682	—
Amended 2011 Term Loan (net of $9,848 of unamortized deferred financing costs)	—	—	—	2,037,652
2016 Senior Notes (net of $7,185 of unamortized deferred financing costs)	June 15, 2024	5.88	592,815	—
Old Senior Notes (net of $13,441 of unamortized deferred financing costs)	—	—	—	1,334,835
CMBS Fixed Facility (net of $1,473 of unamortized deferred financing costs)	—	—	—	470,918
Obligations under capital leases	2018–2025	2.36 - 6.18	305,544	270,406
Other debt	2018–2031	5.75 -9.00	32,672	33,325
Total debt			3,781,713	4,733,136
Add unamortized premium			—	11,652
Current portion of long-term debt			(75,962)	(62,639)
Long-term debt			$3,705,751	$4,682,149

At December 31, 2016, $0.9 billion of the total debt was at a fixed rate and $2.9 billion was at a floating rate.

Principal payments to be made on outstanding debt as of December 31, 2016, were as follows (in thousands):

2017	$75,962
2018	743,122
2019	76,637
2020	100,146
2021	59,017
Thereafter	2,747,332
$3,802,216

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

•

Old Senior Notes – In June 2016, USF redeemed the remaining $258 million in aggregate principal amount of its Old Senior Notes for $264 million, including the remaining $6 million early redemption premium.

The debt redemption and refinancing transactions completed in June 2016 resulted in a loss on extinguishment of debt of $42 million, consisting of a $29 million early redemption premium related to the Old Senior Notes, $7 million of lender and third party fees, and a $6 million write-off of certain pre-existing unamortized deferred financing costs and premiums related to the refinanced and redeemed facilities. Unamortized deferred financing costs of $4 million related to the portion of the Amended 2011 Term Loan refinancing accounted for as a debt modification were carried forward and will be amortized through June 27, 2023—the maturity date of the Amended and Restated 2016 Term Loan.

CMBS Fixed Facility Defeasance

On September 23, 2016, USF, through a wholly owned subsidiary, legally defeased the commercial mortgage backed securities facility (the “CMBS Fixed Facility”), scheduled to mature on August 1, 2017. The CMBS Fixed Facility, secured by mortgages on 34 distribution centers, had an outstanding balance of $471 million net of unamortized deferred financing costs of $1 million, and provided for interest at 6.38%. The cash outlay for the defeasance of $485 million represented the purchase price of U.S. government securities that would generate sufficient cash flow to fund interest payments from the effective date of the defeasance through, and including the repayment of, the $472 million principal for the CMBS Fixed Facility on February 1, 2017, the earliest date the loan could be prepaid. As a result of the defeasance, the mortgages on the properties were extinguished and all properties previously held as collateral were released. The defeasance resulted in a loss on extinguishment of debt of approximately $12 million consisting of the difference between the purchase price of the U.S. Government securities – not attributable to accrued interest through the effective date of the defeasance – and the outstanding principal of the CMBS Fixed Facility, and other costs of $1 million, consisting of unamortized deferred financing costs and other third party costs.

Following is a description of each of USF’s debt instruments outstanding as of December 31, 2016:

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

As of December 31, 2016, USF had $30 million outstanding borrowings and had issued letters of credit totaling $406 million under the ABL Facility. Outstanding letters of credit included: (1) $64 million issued to secure USF’s obligations with respect to certain facility leases, (2) $339 million issued in favor of certain commercial insurers securing USF’s obligations with respect to its self-insurance programs, and (3) $3 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $861 million at December 31, 2016. As of December 31, 2016, on Tranche A-1 borrowings, USF can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in USF’s credit agreements, plus 1.50% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.50%. On Tranche A borrowings, USF can periodically elect to pay interest at ABR plus 0.25% or LIBOR plus 1.25%. The ABL Facility also carries letter of credit fees of 1.25% and an unused commitment fee of 0.25%. The weighted-average interest rate on outstanding borrowings for the ABL Facility was 2.65% in fiscal year 2016. USF did not borrow on the ABL Facility in 2015.

Accounts Receivable Financing Program–Under the 2012 ABS Facility, USF sells—on a revolving basis—its eligible receivables to the Receivables Company, a wholly owned subsidiary of USF. The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). See Note 5, Accounts Receivable Financing Program.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $645 million and $586 million at December 31, 2016 and January 2, 2016, respectively. USF, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $21 million at December 31, 2016 based on eligible receivables as collateral. The portion of the 2012 ABS Facility held by the lenders who fund the 2012 ABS Facility with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper plus 1.00%, and an unused commitment fee of 0.35%. The portion of the 2012 ABS Facility held by lenders that do not fund the 2012 ABS Facility with commercial paper bears interest at LIBOR plus 1.00%, and an unused commitment fee of 0.35%. The weighted-average interest rate on outstanding borrowings for the 2012 ABS Facility was 1.69% and 1.41% for fiscal year 2016 and 2015, respectively.

Amended and Restated 2016 Term Loan Agreement–The Amended and Restated 2016 Term Loan consists of a senior secured term loan with outstanding borrowings of $2,176 million at December 31, 2016, net of $13 million of unamortized deferred financing costs. At December 31, 2016, this debt called for interest equal to ABR plus 2.00%, or LIBOR plus 3.00%, with a LIBOR floor of 0.75%, based on a periodic election of the interest rate by USF. Principal repayments of $5.5 million are payable quarterly with the balance due at maturity. The debt may require mandatory repayments if certain assets are sold, as defined in the agreement. The interest rate for all borrowings was 3.75%—the LIBOR floor of 0.75% plus 3.00%— at December 31, 2016. As discussed in Note 25, Subsequent Events, on February 17, 2017, the Amended and Restated 2016 Term Loan was further amended, whereby the interest rate spread on outstanding borrowings was reduced 25 basis points, and fixed at ABR plus 1.75% or LIBOR plus 2.75%, with a LIBOR floor of 0.75%.

2016 Senior Notes–The 2016 Senior Notes, with outstanding principal of $593 million at December 31, 2016, net of $7 million of unamortized deferred financing costs, bear interest at 5.875%. On or after June 15, 2019, the 2016 Senior Notes are redeemable, at USF’s option, in whole or in part at a price of 102.938% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the 2016 Senior Notes declines to 101.469% and 100.0%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the 2016 Senior Notes may be redeemed with the aggregate proceeds from equity offerings, as defined in the 2016 Senior Note indenture, at a redemption premium of 105.875%.

Other Debt–Obligations under capital leases consist of amounts due for transportation equipment and building leases. Other debt of $33 million at December 31, 2016 and January 2, 2016 consists primarily of various state industrial revenue bonds. To obtain certain tax incentives related to the construction of a new distribution facility, USF and a wholly owned subsidiary entered into an industrial revenue bond agreement with a state in January 2015, for the issuance of a maximum of $40 million in taxable demand revenue bonds (the “TRBs”). The TRBs are self-funded as USF’s wholly owned subsidiary purchases the TRBs, and the state loans the proceeds back to USF. The TRBs, which mature January 1, 2030, can be prepaid without penalty one year after issuance. Interest on the TRBs and the loan is 6.25%. At December 31, 2016 and January 2,

2016, $22 million has been drawn on TRBs resulting in $22 million being recognized as a long-term asset and a corresponding long-term liability in the Company’s Consolidated Balance Sheets.

Security Interests

Substantially all of USF’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories and tractors and trailers owned by USF. Additionally, the ABL Facility has a third priority interest in the assets pledged under the 2012 ABS Facility and a second priority interest in the assets pledged under the Amended and Restated 2016 Term Loan. USF’s obligations under the Amended and Restated 2016 Term Loan are secured by all of the capital stock of its subsidiaries, each of the direct and indirect wholly owned domestic subsidiaries –as defined in the agreements– and are secured by substantially all assets of USF not pledged under the 2012 ABS Facility or the ABL Facility. Additionally, the Amended and Restated 2016 Term Loan has a second priority interest in the assets pledged under the ABL Facility and the 2012 ABS facility.

Restrictive Covenants

USF’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of December 31, 2016, USF had $484 million of restricted payment capacity under these covenants, and approximately $2,050 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

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

12.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in thousands):

	December 31,	January 2,
	2016	2016
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$156,999	$174,333
Operating expenses	71,140	62,147
Workers’ compensation, general and fleet liability	46,482	56,077
Group medical liability	27,480	22,220
Customer rebates and other selling expenses	80,223	73,543
Restructuring	22,623	33,500
Property and sales tax	25,032	24,299
Interest payable	3,469	2,780
Other	22,367	21,106
Total accrued expenses and other current liabilities	$455,815	$470,005
Other long-term liabilities:
Workers’ compensation, general and fleet liability	$117,890	$116,166
Accrued pension and other postretirement benefit obligations	172,895	126,448
Restructuring	838	85,344
Unfunded lease obligation	26,757	29,180
Other	32,549	29,837
Total Other long-term liabilities	$350,929	$386,975

Self-Insured Liabilities —The Company is self-insured for general liability, fleet liability and workers’ compensation claims. Claims in excess of certain levels are insured. The workers’ compensation liability, included in the table above under “Workers’ compensation, general liability and fleet liability,” is recorded at present value. This table summarizes self-insurance liability activity for the last three fiscal years (in thousands):

	2016	2015	2014
Balance at beginning of the year	$172,243	$160,904	$153,568
Charged to costs and expenses	59,366	77,242	65,025
Payments	(67,237)	(65,903)	(57,689)
Balance at end of the year	$164,372	$172,243	$160,904
Discount rate	1.47%	0.82%	0.60%

Estimated future payments for self-insured liabilities are as follows (in thousands):

2017	$47,010
2018	28,700
2019	20,398
2020	14,468
2021	10,605
Thereafter	49,753
Total self-insured liability payments	$170,934
Less amount representing interest	(6,562)
Present value of self-insured liability payments	$164,372

13.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the last three fiscal years (in thousands):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance at December 28, 2013	$69,072	$2,146	$71,218
Current period charges	106	—	106
Change in estimate	(584)	(1,152)	(1,736)
Payments and usage—net of accretion	(12,144)	(563)	(12,707)
Balance at December 27, 2014	56,450	431	56,881
Current period charges	175,749	36	175,785
Change in estimate	(4,196)	—	(4,196)
Payments and usage—net of accretion	(109,369)	(257)	(109,626)
Balance at January 2, 2016	118,634	210	118,844
Current period charges	71,514	2,563	74,077
Change in estimate	(21,004)	267	(20,737)
Payments and usage—net of accretion	(146,548)	(2,175)	(148,723)
Balance at December 31, 2016	$22,596	$865	$23,461

The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company incurs various costs including multiemployer pension withdrawal liabilities and settlements, severance and other employee separation costs that are included in the above table.

2016 Activities

During fiscal year 2016, the Company incurred a net charge of $50 million for Severance and Related Costs associated with its efforts to streamline its field operations model, streamline its corporate back office organization, centralize replenishment activities and complete the closure of the Baltimore, Maryland distribution facility.  The Company also incurred $3 million in Facility Closing Costs related to a lease termination settlement.

The streamlining of the field operations model, which was announced in fiscal 2015, resulted in a restructuring charge of $20 million, consisting primarily of Severance and Related Costs.

The Baltimore, Maryland distribution facility was closed during 2016, and the Company incurred $15 million of costs associated with the closure activities.  In addition, the Company settled its fiscal 2015 estimated pension withdrawal liabilities associated with the Baltimore facility, and realized a benefit of $4 million.

During the Company’s fourth quarter 2016, the Company announced its plan to streamline its corporate back office organization, and centralize certain replenishment activities, and incurred restructuring charges of $13 million and $7 million, respectively, consisting primarily of Severance and Related Costs.

At December 31, 2016, Severance and Related Costs primarily consisted of $3 million, $11 million and $7 million related to the Company’s field reorganization, corporate reorganization, and replenishment centralization initiatives, respectively.

2015 Activities

During fiscal year 2015, the Company incurred a net charge of $172 million primarily for Severance and Related Costs related to the field reorganization, closure of the Baltimore, Maryland facility and settlement of the Central States Teamsters Union Pension Plan (“Central States”) described below.

During 2015, the Company announced its plan to streamline the field operations model discussed above, and incurred a restructuring charge of $30 million, consisting primarily of Severance and Related Costs.

The Baltimore, Maryland distribution facility closure noted above was announced in the fiscal second quarter of 2015. In anticipation of the closure, the Company accrued a restructuring charge of $55 million, including $50 million of estimated multiemployer pension withdrawal liabilities, which was settled in fiscal 2016.

In December 2015, the Company reached a settlement with Central States as discussed in Note 17, Retirement Plans. The settlement relieved the Company’s participation in the “legacy” pool and settled the related legacy multiemployer pension withdrawal liability, and commenced the Company as a new employer in the “hybrid” pool of the Central States Teamsters Southeast and Southwest Area Pension Fund (“Central States Plan”). The payment also included the settlement of certain other Central States multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015, and the related Eagan, Minnesota labor dispute. The settlement resulted in a restructuring charge of $88 million.

14.	RELATED PARTY TRANSACTIONS

The Company was a party to consulting agreements with each of the Sponsors pursuant to which each Sponsor provided the Company with ongoing consulting and management advisory services and received fees and reimbursement of related out of pocket expenses. On June 1, 2016, the agreements with each of the Sponsors were terminated. For fiscal year 2016, the Company recorded $36 million in fees and expenses, including an aggregate termination fee of $31 million. In fiscal years 2015 and 2014, the Company recorded $10 million in fees. All fees paid to the Sponsors, including the termination fees, are reported in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss).  Investment funds or accounts managed or advised by an affiliate of KKR held less than 2% of the Company’s outstanding debt as of December 31, 2016.

KKR Capital Markets LLC, an affiliate of KKR, received underwriter discounts and commissions of $5 million in connection with the Company’s IPO, described in Note 1, Overview and Basis of Presentation, and $1 million for services rendered in connection with the June 2016 USF debt refinancing transactions described in Note 11, Debt.

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

On January 31, 2017, the Company completed a secondary offering of 41,400,000 shares of its common stock held by investment funds associated with the Sponsors. The Company did not receive any proceeds from these sales. In accordance with terms of the registration rights agreement with the Sponsors, the Company has incurred approximately $2 million of expenses in connection with the secondary offering, approximately half of which has been incurred in 2016. Underwriting discounts and commissions were paid by the selling shareholders.  As a result of the secondary offering, each Sponsor’s ownership interest of the Company’s common stock was reduced to approximately 28.34% as of January 31, 2016.

15.	SHARE-BASED COMPENSATION, COMMON STOCK ISSUANCES, REDEEMABLE COMMON STOCK AND COMMON STOCK

The Company’s 2007 Plan and 2016 Plan (collectively, the “Incentive Plans”) provide for the sale of common stock to named executive officers and other key employees and directors. They also allow for grants of 1) stock options to purchase shares of common stock, 2) stock appreciation rights, and 3) restricted stock and restricted stock units to certain individuals. The Board of Directors or the Compensation Committee of the Board of Directors is authorized to select the officers, employees and directors eligible to participate in the Incentive Plans. Either the Board of Directors or the Compensation Committee may determine the specific number of shares to be offered, or options, stock appreciation rights or restricted stock to be granted to an employee or director.

In May 2013, the 2007 Plan was amended to, among other things, increase the number of shares of common stock available for grant—from approximately 11.7 million shares to approximately 19.7 million shares.

In June 2016, the 2016 Plan was adopted by the Board of Directors and approved by the Company’s shareholders.  The 2016 Plan provides for the grant of up to 9 million shares of common stock or stock-based awards.

Employee Put Option—There were no terminations in 2014 or 2015 that triggered the put right and, therefore, met the criteria for liability treatment. As such, there was no impact on stock-based compensation costs for these respective periods.

In addition, in connection with the IPO, the management stockholder’s agreement was amended to remove the put option; accordingly, the entire amount reflected in Redeemable common stock was reclassified to Shareholders’ equity during the second quarter of 2016. See Redeemable Common Stock in Note 2, Summary of Significant Accounting Policies, for further discussion.  After the IPO, all common stock and common stock award activity was recorded within Shareholders’ Equity.

Company Call Option—During 2014, 2015, and 2016, there were terminations in which the Company believed it was probable that it would exercise its call right and, therefore, met the criteria for liability treatment with minimal impact on the stock-based compensation expense. As of January 2, 2016, an award liability totaling $0.6 million was reclassified out of Redeemable common stock and into accrued expenses and other current liabilities.

The Company measures compensation expense for share-based awards at the fair value at the date of grant, and recognizes compensation expense over the service period for share-based awards expected to vest. Total compensation expense related to share-based payment arrangements was $18 million, $16 million and $12 million for fiscal years 2016, 2015 and 2014, respectively. No share-based compensation cost was capitalized as part of the cost of an asset during those years. The total income tax benefit recorded in the Consolidated Statement of Comprehensive Income (Loss) was $6 million in fiscal years 2016 and 2015, and $4 million in fiscal year 2014.

Common Stock Issuances—Certain employees have purchased shares of common stock, pursuant to a management stockholder’s agreement associated with the 2007 Plan. These shares are subject to the terms and conditions (including certain restrictions) of each management stockholder’s agreement, other documents signed at the time of purchase, as well as transfer limitations under the applicable law.

In August 2016, the Company’s Board of Directors approved the Stock Purchase Plan.  The purpose of the Stock Purchase Plan is to provide eligible employees with the opportunity to acquire common shares of the company.  An eligible employee is a person that: 1) is employed by the company, and 2) has provided continuous service, works a minimum of 20 hours per week, and works a minimum of five months throughout the year.  A person will not be eligible for the grant of any purchase rights if, immediately after the grant of such purchase right, the person owns stock possessing five percent or more of the total combined voting power or value of all classes of shares of the Company or any Subsidiary.

Participation in the Stock Purchase Plan occurs via payroll deferrals with share purchases occurring quarterly. Shares are purchased based on the closing price of the stock at the end of the designated purchase period. The Stock Purchase Plan provides participants with a discount of up to 15% of the fair market value of the common stock, so the plan is considered compensatory.  For fiscal year 2016, the Company recorded $0.8 million of stock-based compensation expense associated with the Stock Purchase Plan.

Stock Option Awards—The Company granted to certain employees time-based vesting options (“Time Options”) and performance-based vesting options (“Performance Options”), and collectively the (“Options”) to purchase common shares. These Options are subject to the restrictions set forth in the stock option agreements. Shares purchased pursuant to option exercises are governed by the restrictions in the relevant Incentive Plan and management stockholder’s agreements. The Options also contain certain anti-dilution protection provisions.

The amount of Redeemable common stock ascribed to stock option awards was $0 at January 2, 2016 because the strike price of the stock option awards was equal to the fair value at date of grant. See Redeemable Common Stock in Note 2, Summary of Significant Accounting Policies, for further discussion.

The Time Options vest and become exercisable ratably over periods of four to five years. This happens either on the anniversary date of the grant or the last day of each fiscal year, beginning with the fiscal year issued. In fiscal 2016, 2015, and 2014, the Company recognized $4 million, $3 million, and $3 million, respectively, in compensation expense related to Time Options.

The Performance Options also vest and become exercisable ratably over four to five years, either on the anniversary date of the grant or the last day of each fiscal year (beginning with the fiscal year issued), provided that the Company achieves an annual operating performance target as defined in the applicable stock option agreements.  The award agreements establish annual and cumulative targets for each year at the beginning of each respective fiscal year. In this case, the grant date under GAAP is not determined until the performance target for the related options is known. The agreements also provide for “catch-up vesting” of the Performance Options, if an annual operating performance target is not achieved, but a cumulative operating performance target is achieved.

The Company achieved the annual and cumulative operating performance targets in 2016 and recorded a compensation charge of $4 million for the Performance Options. The Company achieved the annual and cumulative performance targets in fiscal year 2015 and recorded a compensation charge of $5 million for the Performance Options. The charge consisted of $3 million relating to fiscal year 2015 and $2 million related Performance Options granted in fiscal years 2013, 2012 and 2011, which met cumulative performance targets in 2015. The Company achieved the annual performance target in fiscal year 2014 and recorded a compensation charge of $4 million for the Performance Options relating to fiscal year 2014.

The Options are nonqualified options, with exercise prices equal to the estimated fair value of a share of common stock at the date of the grant. The Options have exercise prices ranging from $8.51 to $23.50 per share and generally have a 10-year life. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option-pricing model.

The weighted-average assumptions for options granted in fiscal years 2016 and 2015 are included in the following table. No options were granted in fiscal year 2014.

	2016	2015
Expected volatility	28.8%	36.6%
Expected dividends	—	—
Risk-free interest rate	1.5%	1.6%
Expected term (in years)	5.9	4.8

Expected volatility is calculated leveraging the historical volatility of public companies similar to US Foods. The assumed dividend yield is zero, because the Company has not historically paid dividends. However, as further discussed in Note 14, Related Party Transactions, the Company did pay a special cash distribution in January 2016, which was considered one-time in nature. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term, as of the grant date. Due to a lack of relevant historical data, the simplified approach was used to determine the expected term of the options.

The summary of Options outstanding and changes during fiscal year 2016 is presented below.

							Weighted-
				Weighted-	Weighted-		Average
				Average	Average		Remaining
	Time	Performance	Total	Fair	Exercise		Contractual
	Options	Options	Options	Value	Price		Years
Outstanding at January 2, 2016	4,382,888	3,461,790	7,844,678	$5.45	$14.76	*
Granted	1,233,748	714,776	1,948,524	$6.28	$21.18
Exercised	(412,638)	(395,526)	(808,164)	$5.26	$10.52
Forfeited	(230,281)	(92,848)	(323,129)	$6.59	$17.79
Outstanding at December 31, 2016	4,973,717	3,688,192	8,661,909	$5.65	$12.91		5.4
Vested and exercisable at December 31, 2016	3,136,255	3,088,352	6,224,607	$5.27	$10.43		4.0
*	Per share exercise price was subsequently reduced by $3.65 to reflect the change in value resulting from the January 2016 one-time special cash distribution.

The weighted-average grant date fair value of options granted in fiscal years 2016 and 2015 was $6.28 and $6.91, respectively. There were no options granted in fiscal year 2014. In fiscal years 2016, 2015 and 2014, the Company recorded $8 million, $8 million and $7 million, respectively, in compensation expense related to the Options. The stock compensation expense—representing the fair value of stock options vested during the year—is reflected in our Consolidated Statements of Comprehensive Income (Loss) in Distribution, selling and administrative costs. During fiscal year 2016, 412,638 Time Options and 395,526 Performance Options were exercised by terminated employees for a cash outflow of $4 million, representing the excess of fair value over exercise price. During fiscal year 2015, 773,696 Time Options and 682,920 Performance Options were exercised by terminated employees for a cash outflow of $6 million, representing the excess of fair value over exercise price. During fiscal year 2014, 4,444 Time Options and 3,703 Performance Options were exercised by terminated employees for a minimal cash outflow, representing the excess of fair value over exercise price.

As of December 31, 2016, there was $10 million of total unrecognized compensation costs related to 2.4 million nonvested Options expected to vest under the Stock Option Agreements. That cost is expected to be recognized over a weighted-average period of three years.

Restricted Shares—Certain employees received restricted shares (the “Restricted Shares”) in fiscal year 2016. These shares were granted under the 2016 Plan and contain non-forfeitable dividend rights. Restricted Shares vest ratably over periods of primarily two to five years. However, during fiscal 2016, the Company granted a special award to employees that permitted immediate vesting. No Restricted Shares were issued in fiscal year 2015 or 2014. The amount of Redeemable common stock ascribed to vested Restricted Shares was $4 million at January 2, 2016. See Redeemable Common Stock in Note 2, Summary of Significant Accounting Policies, for further discussion.

The summary of nonvested Restricted Shares outstanding and changes during fiscal year 2016 is presented below:

	Restricted Shares	Weighted- Average Fair Value
Nonvested at January 2, 2016	7,037	$16.20
Granted	108,471	$14.58
Vested	(115,184)	$14.67
Forfeited	(324)	$16.20
Nonvested at December 31, 2016	—	$—

The weighted-average grant date fair value for Restricted Shares granted in 2016 was $14.58.  Expense of $2 million and $1 million related to the Restricted Shares was recorded in Distribution, selling and administrative costs during fiscal years 2016 and 2015, respectively. The 2014 expense related to the Restricted Shares of $1 million was offset by an adjustment of prior year expense. At December 31, 2016, there was no unrecognized compensation cost related to the Restricted Shares.

Restricted Stock Units—Beginning in 2013, certain employees received time-based vesting restricted stock units (“Time Restricted Stock Units”) and performance-based vesting restricted stock units (“Performance Restricted Stock Units,” and collectively the “RSUs”) granted pursuant to the 2007 Plan and, after the IPO, pursuant to the 2016 Plan. The RSUs also contain certain anti-dilution protection provisions. Time RSUs generally vest and become exercisable ratably over four years, starting on the anniversary date of grant. In fiscal years 2016, 2015, and 2014, the Company recognized $4 million, $3 million, and $2 million, respectively in compensation expense related to Time RSUs.

Performance RSUs also vest and become exercisable ratably over four years either on the anniversary date of the grant or the last day of each fiscal year (beginning with the fiscal year issued), provided that the Company achieves an annual operating performance target as defined in the applicable restricted stock unit agreements (“Restricted Stock Unit Agreements”). The Restricted Stock Unit Agreements also provide for “catch-up vesting” of the Performance RSUs if an annual operating performance target is not achieved, but a cumulative operating performance target is achieved. Similar to options, the RSU award agreements do not include performance targets for all years covered by the Restricted Stock Unit Agreement. Instead, the Company established annual targets for each year at the beginning of each fiscal year. In this case, the grant date under GAAP is not determined until the performance target for the related Performance RSU is known.

The Company achieved the annual and cumulative operating performance targets in 2016 and recorded a compensation charge of $4 million. The Company achieved the annual and cumulative operating performance targets in 2015 and recorded a compensation charge of $4 million. The 2015 charge consisted of $3 million relating to fiscal year 2015, and $1 million related to Performance RSUs granted in 2013 which met cumulative performance targets in 2015. The Company achieved the annual operating performance target in 2014 and recorded a compensation charge of $3 million in 2014 for the Performance RSUs.

The amount of Redeemable common stock ascribed to RSUs was $10 million at January 2, 2016. See Redeemable Common Stock in Note 2, Summary of Significant Accounting Policies, for further discussion.

The summary of nonvested RSUs outstanding and changes during fiscal year 2016 is presented below.

	Time		Total	Weighted-
	Restricted	Performance	Restricted	Average
	Stock	Restricted	Stock	Fair
	Units	Stock Units	Units	Value
Nonvested at January 2, 2016	502,769	234,727	737,496	$17.41
Granted	410,984	326,206	737,190	$18.75
Vested	(193,701)	(279,483)	(473,184)	$13.47
Forfeited	(82,716)	(39,177)	(121,893)	$16.06
Nonvested at December 31, 2016	637,336	242,273	879,609	$17.68

 The weighted-average grant date fair values for RSUs granted in fiscal year 2016 was $18.75.  Expense of $8 million, $7 million and $5 million related to the Restricted Stock Units was recorded in Distribution, selling and administrative costs during fiscal years 2016, 2015 and 2014, respectively.

At December 31, 2016, there was $10 million of unrecognized compensation cost related to 0.9 million RSUs that is expected to be recognized over a weighted-average period of two years.

Equity Appreciation Rights—The Company has an Equity Appreciation Rights (“EAR”) Plan for certain employees. Each EAR represents one phantom share of US Foods common stock. The EARs also contain certain anti-dilution protection provisions. The EARs become vested and payable at the time of a qualified public offering of equity shares, at the time of involuntary termination, or a change in control, as defined in the agreement. EARs are forfeited upon voluntary termination of the participant’s employment. The EARs will be settled in cash upon vesting and, accordingly, are considered liability instruments. No EARs were granted during fiscal years 2016, 2015 and 2014. During 2016, the Company recorded a compensation charge of $1 million for EARs exercised by involuntarily terminated employees.

As the EARs are liability instruments, the fair value of the vested awards is re-measured each reporting period until the award is settled. Since vesting of all outstanding EARs is contingent upon performance conditions, as defined in. the EAR plan, and currently not considered probable, no compensation costs have been recorded to date for the outstanding EARs.  As of December 31, 2016, there were a total of 454,656 EARs outstanding with a weighted average exercise price of $9.81 per share.

Redeemable Common Stock—As previously described, after the IPO, all amounts reflected in Redeemable common stock were reclassified to Shareholders’ equity. Since the Company Call Option is the sole remaining redemption feature, there were no amounts attributed to Redeemable common stock in periods after the second quarter of 2016. The summary of changes in Redeemable common stock during fiscal years 2016, 2015 and 2014 is presented below (dollars in thousands).

				Total
				Redeemable
	Number of		Management	Common
	Shares	Dollars	Loans	Stock
BALANCE—December 28, 2013	2,601,296	$38,090	$(167)	$37,923
Issuance of Redeemable common stock	193,089	169	—	169
Redeemable common stock repurchased	(40,206)	(744)	—	(744)
Payments on management loans	—	—	167	167
Share-based compensation expense for
Redeemable common stock awards	—	5,169	—	5,169
BALANCE—December 27, 2014	2,754,179	42,684	—	42,684
Issuance of Redeemable common stock	1,720,923	20,478	—	20,478
Redeemable common stock repurchased	(2,116,483)	(31,878)	—	(31,878)
Reclassification to award liability	—	(619)	—	(619)
Share-based compensation expense for
Redeemable common stock awards	—	7,776	—	7,776
BALANCE—January 2, 2016	2,358,619	38,441	—	38,441
Issuance of Redeemable common stock	303,946	2,850	—	2,850
Redeemable common stock repurchased	(140,194)	(1,467)	—	(1,467)
Share-based compensation expense for
Redeemable common stock awards	—	3,287	—	3,287
Reclassification to shareholders' equity	(2,522,371)	(43,111)		(43,111)
BALANCE—December 31, 2016	—	$—	$—	$—

16.	LEASES

The Company leases various warehouse and office facilities and certain equipment under operating and capital lease agreements that expire at various dates and in some instances contain renewal provisions. The Company expenses operating lease costs, including any scheduled rent increases, rent holidays or landlord concessions—on a straight-line basis over the lease term. The Company also has an unfunded lease obligation on a distribution facility through 2023.

Future minimum lease payments under the above mentioned noncancelable lease agreements, together with contractual sublease income, as of December 31, 2016, are as follows (in thousands):

	Unfunded Lease	Capital	Operating	Sublease
	Obligation	Leases	Leases	Income	Net
2017	$4,269	$64,276	$32,197	$(984)	$99,758
2018	4,269	82,163	26,630	(58)	113,004
2019	4,663	60,520	26,127	(59)	91,251
2020	4,809	51,992	25,039	(72)	81,768
2021	4,809	39,390	20,601	(54)	64,746
Thereafter	9,619	39,803	34,838	—	84,260
Total minimum lease payments (receipts)	32,438	338,144	$165,432	$(1,227)	$534,787
Less amount representing interest	(7,677)	(32,600)
Present value of minimum lease payments	$24,761	$305,544

Total operating lease expense, included in Distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income (Loss) was $43 million, $44 million and $44 million in fiscal years 2016, 2015 and 2014, respectively.

17.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees, and provides certain health care benefits to eligible retirees and their dependents. Also, the Company contributes to various multiemployer plans under certain of its collective bargaining agreements.

Company Sponsored Defined Benefit Plans —The Company has historically maintained several qualified retirement plans and a nonqualified retirement plan (“Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. Effective December 31, 2016, the Company’s qualified defined benefit retirement plans were merged into a single plan.  The plan merger, expected to reduce plan administrative costs, had no effect on the Company’s pension benefit obligations, as the merger did not change the benefits to the underlying plan participants. The Company also maintains postretirement health and welfare plans for certain employees, of which components are included in the tables below under Other Postretirement Plans. Amounts related to defined benefit plans and Other Postretirement Plans recognized in the consolidated financial statements are determined on an actuarial basis.

The components of net periodic pension and other postretirement benefit costs (credits) for the last three fiscal years were as follows (in thousands):

	Pension Benefits
	2016	2015	2014
Components of net periodic pension costs:
Service cost	$3,849	$32,582	$27,729
Interest cost	40,459	39,628	37,468
Expected return on plan assets	(48,296)	(54,881)	(47,396)
Amortization of prior service cost	157	195	198
Amortization of net loss	8,255	10,394	2,294
Settlements	4,487	3,358	2,370
Special termination benefit	—	422	—
Net periodic pension costs	$8,911	$31,698	$22,663

	Other Postretirement Plans
	2016	2015	2014
Components of net periodic other postretirement benefit costs (credits):
Service cost	$37	$37	$79
Interest cost	296	264	318
Amortization of prior service cost (credit)	6	(62)	(334)
Amortization of net (gain) loss	(71)	14	(75)
Curtailment gain	—	—	(2,096)
Net periodic other postretirement benefit costs (credits)	$268	$253	$(2,108)

Net periodic pension costs for fiscal years 2016, 2015, and 2014 includes $4 million, $3 million, and $2 million, respectively, of settlement charges resulting from lump-sum payments to former employees participating in several Company sponsored pension plans. The net periodic other postretirement benefit credits for fiscal year 2014 includes a $2 million curtailment gain resulting from a labor negotiation that eliminated postretirement medical coverage for substantially all active participants in one plan.

Effective September 30, 2015, non-union participants’ benefits of a USF sponsored defined benefit pension plan were frozen, resulting in a reduction in the benefit obligation included in Other long term liabilities of approximately $91 million, including a $73 million curtailment, with a corresponding decrease to Accumulated other comprehensive loss. At the remeasurement date, the plan’s net loss included in Accumulated other comprehensive loss exceeded the reduction in the plan’s benefit obligation and, accordingly, no net curtailment gain or loss was recognized in the Consolidated Statements of Comprehensive Income (Loss). As a result of the plan freeze, actuarial gains and losses are amortized over the average remaining life expectancy of inactive participants rather than the average remaining service lives of active participants.

In the second quarter of 2016, the Company recorded a $22 million increase to its pension obligation, with a corresponding increase to Accumulated other comprehensive loss, to correct a computational error related to the September 30, 2015 USF pension plan freeze discussed above. The Company determined the error did not materially impact the financial statements for any of the periods reported. The fiscal year 2016 decrease in net periodic pension costs is primarily attributable to the September 30, 2015 USF pension plan freeze.

Changes in plan assets and benefit obligations recorded in Other comprehensive loss for pension and Other postretirement benefits for the last three fiscal years were as follows (in thousands):

	Pension Benefits
	2016	2015	2014
Changes recognized in other comprehensive loss:
Actuarial loss	$(64,296)	$(3,171)	$(160,345)
Curtailment	—	73,191	—
Prior year correction	(21,917)	—	—
Amortization of prior service cost	157	195	198
Amortization of net loss	8,255	10,394	2,294
Settlements	4,487	3,358	2,370
Net amount recognized	$(73,314)	$83,967	$(155,483)

	Other Postretirement Plans
	2016	2015	2014
Changes recognized in other comprehensive loss:
Actuarial (loss) gain	$(174)	$1,035	$(986)
Prior service (cost) credit	—	(1,291)	3,612
Amortization of prior service cost (credit)	6	(62)	(334)
Amortization of net loss (gain)	(71)	14	(75)
Curtailment	—	—	(2,096)
Net amount recognized	$(239)	$(304)	$121

For the defined benefit pension plans, the fiscal year 2016 actuarial loss of $74 million was primarily due to a decrease in discount rates. The 2015 actuarial gain of $73 million was primarily due to an increase in discount rates.

The funded status of the defined benefit plans for the last three fiscal years was as follows (in thousands):

	Pension Benefits
	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of period	$862,886	$970,469	$733,752
Service cost	3,849	32,582	27,729
Interest cost	40,459	39,628	37,468
Actuarial loss (gain)	73,855	(73,282)	199,807
Curtailment	—	(73,191)	—
Prior year correction	21,917	—	—
Settlements	(16,002)	(15,287)	(11,517)
Special termination benefit	—	422	—
Benefit disbursements	(20,730)	(18,455)	(16,770)
Benefit obligation at end of period	966,234	862,886	970,469
Change in plan assets:
Fair value of plan assets at beginning of period	742,341	749,166	641,749
Return on plan assets	57,855	(21,572)	86,857
Employer contribution	35,702	48,489	48,847
Settlements	(16,002)	(15,287)	(11,517)
Benefit disbursements	(20,730)	(18,455)	(16,770)
Fair value of plan assets at end of period	799,166	742,341	749,166
Net amount recognized	$(167,068)	$(120,545)	$(221,303)

	Other Postretirement Plans
	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of period	$6,974	$6,789	$9,375
Service cost	37	37	79
Interest cost	296	264	318
Employee contributions	204	209	215
Actuarial loss (gain)	174	(1,035)	986
Curtailment	—	—	(3,612)
Plan amendment	—	1,291	—
Benefit disbursements	(733)	(581)	(572)
Benefit obligation at end of period	6,952	6,974	6,789
Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—
Employer contribution	529	372	357
Employee contributions	204	209	215
Benefit disbursements	(733)	(581)	(572)
Fair value of plan assets at end of period	—	—	—
Net amount recognized	$(6,952)	$(6,974)	$(6,789)

	Pension Benefits
	2016	2015	2014
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(549)	$(546)	$(453)
Accrued benefit obligation—noncurrent	(166,519)	(119,999)	(220,850)
Net amount recognized in the consolidated balance sheets	$(167,068)	$(120,545)	$(221,303)
Amounts recognized in Accumulated other comprehensive loss consist of the following:
Prior service cost	$281	$438	$634
Net loss	221,146	147,675	231,446
Net loss recognized in Accumulated other comprehensive loss	$221,427	$148,113	$232,080
Additional information:
Accumulated benefit obligation	$963,008	$854,858	$888,937

	Other Postretirement Plans
	2016	2015	2014
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(576)	$(525)	$(533)
Accrued benefit obligation—noncurrent	(6,376)	(6,449)	(6,256)
Net amount recognized in the consolidated balance sheets	$(6,952)	$(6,974)	$(6,789)
Amounts recognized in Accumulated other comprehensive loss consist of the following:
Net gain	$825	$1,064	$1,368
Net gain recognized in Accumulated other comprehensive loss	$825	$1,064	$1,368

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be amortized from Accumulated other comprehensive loss in the next fiscal year:
Net loss (gain)	$3,998	$(149)
Prior service cost	138	6
Net expected to be amortized	$4,136	$(143)

Weighted average assumptions used to determine benefit obligations at period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2016	2015	2014
Benefit obligation:
Discount rate	4.25%	4.64%	4.25%
Annual compensation increase	3.60%	3.60%	3.60%
Net cost:
Discount rate	4.64%	4.25%	5.19%
Expected return on plan assets	6.50%	7.00%	7.25%
Annual compensation increase	3.60%	3.60%	3.60%

	Other Postretirement Plans
	2016	2015	2014
Benefit obligation—discount rate	4.25%	4.40%	4.05%
Net cost—discount rate	4.40%	4.05%	4.80%

The measurement dates for the pension and other postretirement benefit plans were December 31, 2016, December 31, 2015 and December 27, 2014. The Company applies the practical expedient under ASU No. 2015-04, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end.

A health care cost trend rate is used in the calculations of postretirement medical benefit plan obligations. The assumed healthcare trend rates for the last three fiscal years were as follows:

	2016	2015	2014
Immediate rate	7.40%	7.40%	7.10%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2037	2038	2028

A 1% change in the rate would result in a change to the postretirement medical plan obligation of less than $1 million. Retirees covered under these plans are responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

In determining the discount rate, the Company determines the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments, for which the timing and amount of cash outflows approximates the estimated pension plan payouts. The discount rate assumption is reviewed annually and revised as appropriate.

The expected long-term rate of return on plan assets is derived from a mathematical asset model. This model incorporates assumptions on the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The investment objective for our Company sponsored plans is to provide a common investment platform. Investment managers—overseen by the USF Retirement Administration Committee—are expected to adopt and maintain an asset allocation strategy for the plans’ assets designed to address the Retirement Plans’ liability structure. The Company has developed an asset allocation policy and rebalancing policy. We review the major asset classes, through consultation with investment consultants, at least quarterly to determine if the plan assets are performing as expected. The Company’s 2016 strategy targeted a mix of 50% equity securities and 50% long-term debt securities and cash equivalents. The actual mix of investments at December 31, 2016, was 50% equity securities and 50% long-term debt securities and cash equivalents. The Company plans to manage the actual mix of investments to achieve its target mix.

The following table (in thousands) sets forth the fair value of our defined benefit plans’ assets by asset fair value hierarchy level.

	Asset Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,073	$—	$—	$10,073
Equities:
Domestic	30,759	—	—	30,759
International	829	—	—	829
Mutual funds:
Domestic equities	37,711	—	—	37,711
International equities	28,975	—	—	28,975
Long-term debt securities:
Corporate debt securities:
Domestic	—	196,743	—	196,743
International	—	20,120	—	20,120
U.S. government securities	—	154,007	—	154,007
Government agencies securities	—	7,548	—	7,548
Other	—	2,545	—	2,545
	$108,347	$380,963	$—	489,310
Common collective trust funds:
Cash equivalents				6,447
Domestic equities				244,152
International equities				59,257
Total investments measured at net asset value as a practical expedient				309,856
Total defined benefit plans’ assets				$799,166

	Asset Fair Value as of January 2, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,576	$—	$—	$4,576
Mutual funds:
Domestic equities	33,033	—	—	33,033
International equities	26,760	—	—	26,760
Long-term debt securities:
Corporate debt securities:
Domestic	—	181,973	—	181,973
International	—	18,000	—	18,000
U.S. government securities	—	143,904	—	143,904
Government agencies securities	—	7,789	—	7,789
Other	—	3,216	—	3,216
	$64,369	$354,882	$—	419,251
Common collective trust funds:
Cash equivalents				5,272
Domestic equities				264,534
International equities				53,284
Total investments measured at net asset value as a practical expedient				323,090
Total defined benefit plans’ assets				$742,341

A description of the valuation methodologies used for assets measured at fair value is as follows:

•	Cash and cash equivalents are valued at original cost plus accrued interest.
•	Equities are valued at the closing price reported on the active market on which individual securities are traded.
•	Mutual funds are valued at the closing price reported on the active market on which individual funds are traded.
•

Common collective trust funds are valued at the net asset value of the shares held at the December 31, 2016 and 2015 measurement dates. This class represents investments in actively managed, common collective trust funds that invest primarily in equity securities, which may include common stocks, options and futures. Investments are valued at the net asset value per share, multiplied by the number of shares held as of the measurement date.

•	Long-term debt securities are valued at the estimated price a dealer will pay for the individual securities.

Estimated future benefit payments, under Company sponsored plans as of December 31, 2016, were as follows (in thousands):

	Pension Benefits	Postretirement Plans
2017	$51,338	$588
2018	37,227	589
2019	41,116	569
2020	42,688	576
2021	44,445	562
Subsequent five years	236,195	2,517

The Company expects to contribute $36 million to the Retirement Plans in fiscal year 2017.

Other Company Sponsored Benefit Plans —Substantially all employees are eligible to participate in a Company sponsored defined contribution 401(k) Plan which provides for Company matching on the participant’s contributions of up to 100% of the first 3% of participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. In fiscal year 2014 and through the fiscal third quarter of 2015, Company matching contributions were 50% of the first 6% of a participant’s compensation. The Company’s contributions to this plan were $44 million, $32 million and $26 million in fiscal years 2016, 2015 and 2014, respectively. The Company, at its discretion, may make additional contributions to the 401(k) Plan. The Company made no discretionary contributions under the 401(k) plan in fiscal years 2016, 2015 and 2014.

Multiemployer Pension Plans —The Company contributes to numerous multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company does not administer these multiemployer pension plans.

The risks of participating in multiemployer pension plans differ from traditional single-employer defined benefit plans as follows:

•	Assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to the employees of other participating employers.
•	If a participating employer stops contributing to a multiemployer pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•

If the Company elects to stop participation in a multiemployer pension plan, or if the number of the Company’s employees participating in a plan is reduced to a certain degree over certain periods of time, the Company may be required to pay a withdrawal liability based upon the underfunded status of the plan.

The Company’s participation in multiemployer pension plans for the year ended December 31, 2016, is outlined in the tables below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year, or for which the Company believes its estimated withdrawal liability—should it decide to voluntarily withdraw from the plan—may be material to the Company. For each plan that is considered individually significant to the Company, the following information is provided.

•	The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number (“PN”) assigned to a plan by the Internal Revenue Service.
•

The most recent Pension Protection Act (“PPA”) zone status available for 2016 and 2015 is for the plan years beginning in 2016 and 2015, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.

•

The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.

•	The Surcharge Imposed column indicates whether a surcharge has been imposed on participating employers contributing to the plan.
•	The Expiration Dates column indicates the expiration dates of the collective-bargaining agreements to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Dates
		2016	2015
Western Conference of Teamsters Pension Trust Fund	91-6145047/001	Green	Green	N/A	No	3/1/17 to 9/30/20
Minneapolis Food Distributing Industry Pension Plan	41-6047047/001	Green	Green	Implemented	No	4/1/17
Teamster Pension Trust Fund of Philadelphia and Vicinity	23-1511735/001	Yellow	Yellow	Implemented	No	2/10/18
Truck Drivers & Helpers Local 355 Pension Fund	52-6043608-001	N/A(1)	Yellow	Implemented	No	N/A(1)
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	No	6/30/18
United Teamsters Trust Fund A	13-5660513/001	Yellow	Yellow	Implemented	No	5/30/19
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	No	2/10/18
Warehouse Employees Local No. 570 Pension Fund	52-6048848/001	N/A(1)	Green	N/A	No	N/A(1)
Local 705 I.B. of T. Pension Trust Fund	36-6492502/001	Red	Red	Implemented	No	12/29/18

(1)

The Company ceased operations at its Baltimore, Maryland distribution center in June 2016 and reached closure agreements with Local 570 and Local 355 in June 2016 and October 2016, respectively. As noted below, the Company reached an agreement with the respective plan administrators to settle the related multiemployer pension withdrawal liabilities.

The following table provides information about the Company’s contributions to its multiemployer pension plans. For plans that are not individually significant to the Company, the total amount of USF contributions is aggregated. Prior year contribution amounts have been reclassified to Other Funds for a plan no longer considered significant in 2016.

				USF Contributions
				Exceed 5% of
	USF Contribution(1)(2)			Total Plan Contributions(3)
	(in thousands)
	2016	2015	2014	2015	2014
Pension Fund
Western Conference of Teamsters Pension Trust Fund	$10,104	$10,227	$9,761	No	No
Minneapolis Food Distributing Industry Pension Plan	5,162	5,200	5,026	Yes	Yes
Teamster Pension Trust Fund of Philadelphia and Vicinity	3,442	3,461	3,163	No	No
Truck Drivers and Helpers Local 355 Pension Fund(2)(4)	648	1,321	1,373	Yes	Yes
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	1,258	1,366	1,282	Yes	Yes
United Teamsters Trust Fund A	1,668	1,554	1,537	Yes	Yes
Warehouse Employees Local 169 and Employers Joint Pension Fund	900	897	907	Yes	Yes
Warehouse Employees Local No. 570 Pension Fund(2)(4)	457	908	863	Yes	Yes
Local 705 I.B. of T. Pension Trust Fund	2,923	2,729	2,479	No	No
Other Funds	6,074	5,967	5,653	—	—
	$32,636	$33,630	$32,044

(1)	Contributions made to these plans during the Company’s fiscal year, which may not coincide with the plans’ fiscal years.
(2)	Contributions do not include payments related to multiemployer pension withdrawals/settlements.
(3)	Indicates whether the Company was listed in the respective multiemployer plan Form 5500 for the applicable plan year as having made more than 5% of total contributions to the plan.
(4)

The Company ceased operations at its Baltimore, Maryland distribution center in June 2016. In December 2016, the Company reached a settlement agreement with the respective plan administrators and paid $46 million to settle its multiemployer pension withdrawal liabilities associated with the Baltimore, Maryland facility.

In 2015, the Company reached a settlement with Central States consisting of a $97 million cash payment made on December 30, 2015. This Central States settlement relieved the Company of its participation in the “legacy” Central States plan and its associated legacy off balance sheet withdrawal liability. It also settled all withdrawal liabilities related to two facilities closed in 2008. This settlement commenced the Company’s participation in the “Hybrid” Central States Plan, which adopted an alternative method for determining an employer’s unfunded obligation that would limit USF’s funding obligations to the pension fund in the future. Accordingly, the Company agreed to future annual minimum contribution payments through 2023 of no less than 90% of the 2015 contributions for the ongoing operations under the related facilities’ union contracts.

If the Company elected to voluntarily withdraw from further multiemployer pension plans, it would be responsible for its proportionate share of the respective plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $120 million as of December 31, 2016. Actual withdrawal liabilities incurred by the Company—if it were to withdraw from one or more plans—could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plan’s funded status.

18.	EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings per Share , which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the fiscal years 2016, 2015 and 2014 were insignificant and did not materially impact the calculation of basic or diluted EPS.

Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock, shares in Redeemable common stock (including common stock issuances to key employees, vested restricted shares and vested restricted stock units) and non-vested restricted shares outstanding for the year.

Diluted EPS is computed using the weighted average number of shares of common stock, shares in Redeemable common stock and non-vested restricted shares outstanding for the period, plus the effect of potentially dilutive securities. Stock options, unvested restricted stock units and Stock Purchase Plan deferrals are considered potentially dilutive securities. For fiscal year 2014, which was a net loss fiscal year, Share-based awards representing 8,905,333 underlying common shares were not included in the computation of diluted earnings (loss) per share because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2016	2015	2014
Numerator (in thousands):
Net income (loss)	$209,794	$167,518	$(72,914)
Denominator:
Weighted-average common shares outstanding	200,129,868	169,560,616	169,467,651
Dilutive effect of Share-based awards	3,894,858	1,500,104	—
Weighted-average dilutive shares outstanding	204,024,726	171,060,720	169,467,651
Basic earnings (loss) per share	$1.05	$0.99	$(0.43)
Diluted earnings (loss) per share	$1.03	$0.98	$(0.43)

19.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss by component for the last three fiscal years, (in thousands):

	2016	2015	2014
Accumulated Other Comprehensive Loss Components
Defined benefit retirement plans:
Balance at beginning of period(1)	$(74,378)	$(158,041)	$(2,679)
Other comprehensive loss before reclassifications	(64,470)	(2,136)	(161,331)
Current year prior service (cost) credit		(1,291)	3,612
Amortization of prior service cost (credit)(2)(3)	163	133	(136)
Amortization of net loss(2)(3)	8,184	10,408	2,219
Settlements(2)(3)	4,487	3,358	2,370
Curtailment(4)	—	73,191	(2,096)
Prior year correction(4)	(21,917)	—	—
Total before income tax	(73,553)	83,663	(155,362)
Income tax benefit(5)	28,568	—	—
Current period comprehensive (loss) income, net of tax	(44,985)	83,663	(155,362)
Balance at end of period(1)	$(119,363)	$(74,378)	$(158,041)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of net periodic benefit costs. See Note, 17 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
(4)

The fiscal year 2015 curtailment is due to freeze of non-union participants’ benefits of a USF sponsored defined benefit pension plan. In fiscal year 2016, the curtailment was corrected for a computational error. See Note, 17, Retirement Plans.

(5)	No impact in fiscal years 2015 and 2014 due to the Company’s full valuation allowance on its net deferred income tax assets. See Note 20, Income Taxes.

20.	INCOME TAXES

The Income tax (benefit) provision for the last three fiscal years consisted of the following (in thousands):

	2016	2015	2014
Current:
Federal	$1,110	$5,307	$(146)
State	639	1,722	311
Current Income tax provision	1,749	7,029	165
Deferred:
Federal	(15,095)	15,117	34,168
State	(65,339)	2,489	1,635
Deferred Income tax (benefit) provision	(80,434)	17,606	35,803
Total Income tax (benefit) provision	$(78,685)	$24,635	$35,968

The Company’s effective income tax rates for the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014 were (60)%, 13% and 97%, respectively. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative contribution to income for each jurisdiction.

The reconciliation of the provisions for income taxes from continuing operations at the U.S. federal statutory income tax rate of 35% to the Company’s income taxes for the last three fiscal is shown below (in thousands).

	2016	2015	2014
Federal income taxes computed at statutory rate	$45,888	$67,254	$(12,931)
State income taxes—net of federal income tax benefit	1,886	2,776	(1,532)
Stock-based compensation	(2,873)	438	131
Non-deductible expenses	4,700	2,911	2,592
Change in the valuation allowance for deferred tax assets	(127,518)	(47,531)	54,571
Net operating loss expirations	1,563	1,860	2,019
Tax credits	(3,217)	—	(8,179)
Change in unrecognized tax benefits	647	(1,946)	(1,003)
Other	239	(1,127)	300
Total Income tax (benefit) provision	$(78,685)	$24,635	$35,968

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows (in thousands):

	December 31,	January 2,
	2016	2016
Deferred tax assets:
Allowance for doubtful accounts	$10,552	$9,368
Accrued employee benefits	35,020	33,232
Restructuring reserves	14,885	52,548
Workers’ compensation, general and fleet liabilities	61,118	64,936
Deferred income	470	211
Deferred financing costs	5,379	7,751
Pension liability	51,618	33,576
Net operating loss carryforwards	162,511	129,973
Other accrued expenses	30,429	25,941
Total gross deferred tax assets	371,982	357,536
Less valuation allowance	(24,274)	(151,792)
Total net deferred tax assets	347,708	205,744
Deferred tax liabilities:
Property and equipment	(216,556)	(152,181)
Inventories	(41,765)	(22,057)
Intangibles	(435,817)	(487,300)
Total deferred tax liabilities	(694,138)	(661,538)
Net deferred tax liability	$(346,430)	$(455,794)

The net deferred tax liability presented in the Consolidated Balance Sheets was as follows (in thousands).

	December 31, 2016	January 2, 2016
Noncurrent deferred tax assets	$34,405	$—
Noncurrent deferred tax liability	(380,835)	(455,794)
Net deferred tax liability	$(346,430)	$(455,794)

As of December 31, 2016, the Company had tax affected U.S. federal and state net operating loss carryforwards of $80 million and $82 million, respectively, which will expire at various dates from 2017 to 2036.  The Company’s net operating loss carryforwards expire as follows (in millions):

	Federal	State	Total
2017-2021	$—	$22	$22
2022-2026	—	42	42
2027-2031	33	11	44
2032-2036	47	7	54
	$80	$82	$162

The Company also has U.S. federal minimum tax credit carryforwards of approximately $9 million, research and development credit carryforwards of $4 million and other state credit carryforwards of $8 million.

The U.S. federal and state net operating loss carryforwards in the income tax returns filed included unrecognized tax benefits taken in prior years. The net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of the Company’s domestic net operating losses and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

We released the valuation allowance against our U.S. federal net deferred tax assets and certain of our state net deferred tax assets in fiscal year 2016 as we determined it was more likely than not that the deferred tax assets would be realized. We maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period or the utilization of which is subject to limitation. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years, forecasted earnings, and a reduction of uncertainty regarding forecasted earnings as a result of developments in certain customer and strategic initiatives during 2016.

A summary of the activity in the valuation allowance for the last three fiscal years is as follows (in thousands):

	2016	2015	2014
Balance at beginning of period	$151,792	$232,163	$117,227
(Benefit) expense recognized	(127,518)	(47,531)	54,571
Other comprehensive (income) loss	—	(32,484)	60,340
Other	—	(356)	25
Balance at end of period	$24,274	$151,792	$232,163

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future.

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations in U.S. federal and state jurisdictions. The Company 1) records unrecognized tax benefits as liabilities in accordance with ASC 740, and 2) adjusts these liabilities when the Company’s judgment changes because of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of liabilities for unrecognized tax benefits. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. The Company recognizes an uncertain tax position when it is more likely than not that the position will be sustained upon examination—including resolution of any related appeals or litigation processes—based on the technical merits.

Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2016, 2015, and 2014 was as follows (in thousands):

Balance at December 28, 2013	$59,291
Gross decreases due to positions taken in prior years	(11,392)
Gross increases due to positions taken in current year	63
Decreases due to lapses of statute of limitations	(362)
Decreases due to changes in tax rates	(1,016)
Balance at December 27, 2014	46,584
Gross decreases due to positions taken in prior years	(4,856)
Gross increases due to positions taken in current year	—
Decreases due to lapses of statute of limitations	(15)
Increases due to changes in tax rates	92
Positions assumed in business acquisition	3,279
Balance at January 2, 2016	45,084
Gross increases due to positions taken in prior years	4,743
Gross increases due to positions taken in current year	—
Decreases due to lapses of statute of limitations	(767)
Increases due to changes in tax rates	180
Balance at December 31, 2016	$49,240

The Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $3 million in the next 12 months as a result of the completion of tax audits or as a result of the expiration of the statute of limitations.

Included in the balance of unrecognized tax benefits at the end of fiscal years 2016, 2015 and 2014 was $43 million, $40 million and $41 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of those periods was $37 million, $36 million, and $39 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts—primarily deferred taxes.

The Company recognizes interest expense related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of December 31, 2016, January 2, 2016 and December 27, 2014, the Company had accrued interest and penalties of approximately $4 million, $4 million and $2 million, respectively. The increase in accrued interest and penalties in the period ending January 2, 2016 was primarily related to unrecognized tax benefits assumed in a business acquisition.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2007 through 2015 U.S. federal tax years, and various state tax years from 2000 through 2015, remain subject to income tax examinations by the relevant taxing authorities. Prior to 2007, the Company was owned by Royal Ahold N.V. (“Ahold”). Ahold has indemnified the Company for 2007 pre-closing consolidated U.S. federal and certain combined state income taxes, and the Company is responsible for all other taxes, and interest and penalties.

21.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business, and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of December 31, 2016, the Company had $801 million of purchase orders and purchase contract commitments, of which $725 million and $76 million pertain to products to be purchased in fiscal years 2017 and 2018, respectively, and are not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At December 31, 2016, the Company had diesel fuel forward purchase commitments totaling $97 million through April 2018 ($75 million in 2017 and $22 million in 2018). The Company also enters into forward purchase agreements for electricity. As of December 31, 2016 the Company had electricity forward purchase commitments totaling $5 million through December 2018. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

Legal Proceedings —The Company and its subsidiaries are parties to a number of legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted, if decided adversely to or settled by the Company—may result in liabilities material to its financial position, results of operations, or cash flows. The Company recognized provisions with respect to the proceedings where appropriate. These are reflected in the Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense attorney fees as incurred.

Insurance Recoveries—Tornado Loss —On April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. Business from the damaged facility was temporarily transferred to other Company distribution facilities until July 2015, when a new state-of-the-art distribution facility became operational. The Company had insurance coverage on the distribution facility and its contents, as well as business interruption insurance. During fiscal year 2014, the Company received proceeds of $14 million for damaged inventory and property and equipment. In fiscal year 2015, the Company received proceeds of $26 million of which $6 million was recognized as a receivable in 2014. The remaining $20 million of proceeds received and recognized in fiscal 2015 represented the recovery of current and prior year operating costs, for a net $11 million recognized as a benefit in 2015. The Company received the final insurance settlement and recognized a net benefit of $10 million in 2016.

The Company classified $3 million and $4 million related to the damaged distribution facility as Cash flows provided by investing activities in fiscal years 2015 and 2014, respectively, in its Consolidated Statements of Cash Flows. Insurance proceeds of $10 million, $23 million and $10 million related to damaged inventory and business interruption costs are classified as Cash flows provided by operating activities in fiscal years 2016, 2015 and 2014, respectively, in the Consolidated Statements of Cash Flows.

22.	US FOODS HOLDING CORP. CONDENSED FINANCIAL INFORMATION

These condensed parent company financial statements should be read in conjunction with the consolidated financial statements. Under terms of its debt agreements, the net assets of USF, our wholly owned subsidiary are restricted from being transferred to US Foods in the form of loans, advances or dividends—with the exception of income taxes payments, share-based compensation settlements and minor administrative costs. As of December 31, 2016, USF had $484 million of restricted payment capacity under these covenants, and approximately $2,050 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation. See Note 15, Share-Based Compensation, Common Stock Issuances, Redeemable Common Stock and Common Stock for a discussion of the Company’s equity related transactions. Until fiscal year 2015, when it received the $300 million fee in connection with the termination of the Acquisition Agreement, US Foods had no cash accounts, as all cash transactions were recorded at USF. Accordingly, the condensed statement of cash flows has been omitted for fiscal year 2014. In the condensed parent company financial statements below, the investment in subsidiary, USF, is accounted for using the equity method.

Condensed Parent Company Balance Sheets

(In thousands)

	December 31,	January 2,
	2016	2016
ASSETS
Cash and cash equivalents	$138	$300,241
Deferred tax assets	—	5,400
Other assets	837	—
Investment in subsidiary	2,638,105	1,613,851
TOTAL ASSETS	$2,639,080	$1,919,492
LIABILITIES AND EQUITY
Intercompany payable	$348	$7,193
Accrued expenses and other liabilities	—	681
Deferred tax liabilities	101,082	—
Total Liabilities	101,430	7,874
COMMITMENTS AND CONTINGENCIES (Note 21)
REDEEMABLE COMMON STOCK (Note 15)	—	38,441
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value—600,000 shares authorized; 220,929 and 166,667 issued and outstanding as of December 31, 2016 and January 2, 2016	2,209	1,667
Additional paid-in capital	2,791,264	2,292,142
Accumulated deficit	(136,460)	(346,254)
Accumulated other comprehensive loss	(119,363)	(74,378)
Total shareholders’ equity	2,537,650	1,873,177
TOTAL LIABILITIES AND EQUITY	$2,639,080	$1,919,492

Condensed Parent Company Statements of Comprehensive Income (Loss)

(In thousands)

	Fiscal Years Ended
	December 31,	January 2,	December 27,
	2016	2016	2014
OPERATING EXPENSES	$4,746	$—	$—
OPERATING LOSS	(4,746)	—	—
ACQUSITION TERMINATION FEE	—	300,000	—
INTEREST INCOME	103	241	—
(Loss) income before income taxes	(4,643)	300,241	—
INCOME TAX PROVISION	104,565	34,340	—
(Loss) income before equity in net earnings (loss) of subsidiary	(109,208)	265,901	—
EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARY	319,002	(98,383)	(72,914)
NET INCOME (LOSS)	209,794	167,518	(72,914)
OTHER COMPREHENSIVE (LOSS) INCOME—Net of tax:
Changes in retirement benefit obligations, net of income tax	(44,985)	83,663	(155,362)
COMPREHENSIVE INCOME (LOSS)	$164,809	$251,181	$(228,276)

Condensed Parent Company Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 31, 2016	January 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209,794	$167,518
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net (earnings) loss of subsidiary	(319,002)	98,383
Deferred income tax provision	106,482	27,084
Changes in operating assets and liabilities:
Increase in other assets	(837)	—
(Decrease) increase in intercompany payable	(6,845)	7,193
(Decrease) increase in accrued expenses and other liabilities	(63)	63
Net cash (used in) provided by operating activities	(10,471)	300,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(1,113,919)	—
Cash distribution from subsidiary	374,332	—
Net cash used in investing activities	(739,587)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering	1,113,799	—
Cash distribution to shareholders	(666,332)	—
Proceeds from common stock sales	2,850	—
Common stock and share-based awards settled	(362)	—
Net cash provided by financing activities	449,955	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(300,103)	300,241
CASH AND CASH EQUIVALENTS—Beginning of year	300,241	—
CASH AND CASH EQUIVALENTS—End of year	$138	$300,241

23.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Financial information for each quarter in the fiscal years ended December 31, 2016 and January 2, 2016, is set forth below (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
	(In thousands)
Fiscal year ended December 31, 2016
Net sales	$5,593,149	$5,806,758	$5,840,963	$5,677,938	$22,918,808
Cost of goods sold	4,633,381	4,772,721	4,808,426	4,651,008	18,865,536
Gross profit	959,768	1,034,037	1,032,537	1,026,930	4,053,272
Operating expenses	875,091	935,600	917,446	911,314	3,639,451
Interest expense—net	70,559	70,245	48,956	39,320	229,080
Loss on extinguishment of debt	—	42,149	11,483	—	53,632
Income (loss) before income taxes	14,118	(13,957)	54,652	76,296	131,109
Income tax provision (benefit)	807	(565)	(78,359)	(568)	(78,685)
Net income (loss)	$13,311	$(13,392)	$133,011	$76,864	$209,794
Net income (loss) per share:
Basic	$0.08	$(0.07)	$0.60	$0.35	$1.05
Diluted	$0.08	$(0.07)	$0.59	$0.34	$1.03

Fiscal year ended January 2, 2016
Net sales	$5,553,638	$5,842,547	$5,796,066	$5,935,281	$23,127,532
Cost of goods sold	4,624,574	4,849,862	4,782,971	4,856,886	19,114,293
Gross profit	929,064	992,685	1,013,095	1,078,395	4,013,239
Operating expenses	886,729	970,726	939,844	1,026,112	3,823,411
Acquisition termination fees—net	—	287,500	—	—	287,500
Interest expense—net	70,913	69,981	69,927	74,354	285,175
(Loss) income before income taxes	(28,578)	239,478	3,324	(22,071)	192,153
Income tax (benefit) provision	(35,693)	74,517	(2,063)	(12,126)	24,635
Net income (loss)	$7,115	$164,961	$5,387	$(9,945)	$167,518
Net income (loss) per share:
Basic	$0.04	$0.97	$0.03	$(0.06)	$0.99
Diluted	$0.04	$0.97	$0.03	$(0.06)	$0.98

24.	BUSINESS INFORMATION

The Company’s consolidated results represents its one business segment based on how the Company’s chief operating decision maker—the Chief Executive Officer—views the business for purposes of evaluating performance and making operating decisions.

The Company markets and primarily distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution centers and operations. The Company’s distribution centers form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution centers. Capital projects—whether for cost savings or generating incremental revenue—are evaluated based on estimated economic returns to the organization as a whole—e.g. net present value, return on investment.

The following table presents the sales mix for the Company’s principal product categories for the last three fiscal years:

	2016	2015	2014
Meats and seafood	$8,120,738	$8,391,997	$8,326,191
Dry grocery products	4,127,013	4,123,584	4,152,682
Refrigerated and frozen grocery products	3,653,037	3,582,517	3,463,411
Dairy	2,380,112	2,457,516	2,555,362
Equipment, disposables and supplies	2,165,744	2,171,006	2,132,044
Beverage products	1,267,723	1,279,201	1,263,965
Produce	1,204,441	1,121,711	1,126,146
	$22,918,808	$23,127,532	$23,019,801

No single customer accounted for more than 4% of the Company’s consolidated Net sales for fiscal years 2016, 2015 and 2014. However, customers purchasing through one group purchasing organization accounted for approximately 12%, of consolidated Net sales in fiscal years 2016, 2015 and 2014, respectively.

25.	SUBSEQUENT EVENTS

On February 24, 2017, the Company acquired certain assets of All American Foods (“All American”), a broadline distributor with annual sales of approximately $60 million. The All American acquisition furthers our strategy to expand our market share with independent restaurants. The acquisition was funded with cash flows from operations.

On February 17, 2017 the Amended and Restated 2016 Term Loan was further amended, whereby the interest rate spread on outstanding borrowings was reduced 25 basis points, and fixed at ABR plus 1.75% or LIBOR plus 2.75%, with a LIBOR floor of 0.75%. There were no other significant changes to the Amended and Restated 2016 Term Loan. Costs associated with the amendment are not considered material.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, the end of our fiscal year.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2016.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Beneficial Ownership

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2016.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	1. Financial Statements:

The following financial statements of US Foods Holding Corp. and subsidiaries are included in Item 8:

2.	Financial Statement Schedules

Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

3.	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated in this Annual Report by this reference and filed as part of this report.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US FOODS HOLDING CORP. (Registrant)

By:	/s/ PIETRO SATRIANO
Name:	Pietro Satriano
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PIETRO SATRIANO	President and Chief Executive Officer and Director	February 27, 2017
Pietro Satriano	(Principal Executive Officer)

/s/ DIRK J. LOCASCIO	Chief Financial Officer and Director	February 27, 2017
Dirk J. Locascio	(Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN C. COMPTON	Director	February 27, 2017
John C. Compton

/s/ COURT D. CARRUTHERS	Director	February 27, 2017
Court D. Carruthers

/s/ ROBERT DUTKOWSKY	Director	February 27, 2017
Robert Dutkowsky

/s/ KENNETH A. GIURICEO	Director	February 27, 2017
Kenneth A. Giuriceo

/s/ JOHN A. LEDERER	Director	February 27, 2017
John A. Lederer

/s/ VISHAL PATEL	Director	February 27, 2017
Vishal Patel

/s/ CARL ANDREW PFORZHEIMER	Director	February 27, 2017
Carl Andrew Pforzheimer

/s/ RICHARD J. SCHNALL	Director	February 27, 2017
Richard J. Schnall

/s/ NATHANIEL H. TAYLOR	Director	February 27, 2017
Nathaniel H. Taylor

/s/ DAVID M. TEHLE	Director	February 27, 2017
David M. Tehle

EXHIBITS

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

3.2	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

4.1

Indenture, dated as of June 27, 2016, among US Foods, Inc., the Subsidiary Guarantors from time to time parties thereto and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 28, 2016.

4.2

First Supplemental Indenture, dated as of June 27, 2016, among US Foods, Inc., the Subsidiary Guarantors under the Indenture and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 28, 2016.

4.3

Form of 5.875% Senior Note due 2024, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 28, 2016 (included in Exhibit 4.1 thereto).

10.1	Amended and Restated Stockholders Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

10.2§

Form of Management Stockholder’s Agreement between US Foods Holding Corp. and the management stockholders parties thereto, incorporated herein by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-209442) filed with the SEC on May 20, 2016.

10.3§

Form of Amendment No. 1 to the Management Stockholder’s Agreement, dated as of June 1, 2016, between US Foods Holding Corp. and the management stockholders parties thereto, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

10.4

Form of Indemnification Agreement between the Registrant and its directors, incorporated herein by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-209442) filed with the SEC on May 20, 2016.

10.5

Amended and Restated Registration Rights Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

10.6§

Letter Agreement, dated as of November 23, 2009, amending and restating Original Consulting Agreement among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) and Kohlberg Kravis Roberts & Co. L.P., incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.7§

Letter Agreement, dated as of November 23, 2009, amending and restating Original Consulting Agreement among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) and Clayton, Dubilier & Rice, LLC (successor in interest to Clayton, Dubilier & Rice, Inc.), incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4

(File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.8

Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), KKR 2006 Fund, L.P., KKR PEI Investments, L.P., KKR Partners III L.P., OPERF Co-Investment LLC, and Kohlberg Kravis Roberts & Co. L.P., incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

Exhibit No.	Description

10.9

Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CD&R Parallel Fund VII, L.P., CDR USF Co-Investor No. 2, L.P., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice, LLC and Clayton, Dubilier & Rice Holdings, L.P., incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.10

Indemnification Priority and Information Sharing Agreement, dated as of April 15, 2010, among the funds managed by Clayton, Dubilier & Rice, LLC, set forth on Annex 1, Clayton, Dubilier & Rice Holdings, L.P., Clayton, Dubilier & Rice, Inc. and US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.11

Indemnification Priority and Information Sharing Agreement, dated as of April 15, 2010, among the funds managed by Kohlberg Kravis Roberts & Co. L.P. and US Foods, Inc. (f/k/a U.S. Foodservice Inc.), incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.12§	Form of Management Stockholder’s Agreement, incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.13§	Form of Sale Participation Agreement, incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.14§	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.15§

Annual Incentive Plan of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.16§

2007 Stock Incentive Plan of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.17§

Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.18§

Form of 2012 Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.19§

Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.20§

2013 Annual Incentive Plan of US Foods, Inc., incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.21§

Severance Agreement, dated September 21, 2010, by and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and John A. Lederer, incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-4

(File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.22§

Severance Agreement, dated August 10, 2009, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Stuart Schuette, incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

Exhibit No.	Description

10.23.1§

Severance Agreement, dated April 1, 2011, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Pietro Satriano, incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-4

(File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.23.2§

Second Amendment to Severance Agreement, effective July 13, 2015 by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q

(File No. 333-185732) of US Foods, Inc. filed August 11, 2015.

10.24

Amendment No. 5 to the ABL Credit Agreement (Amended and Restated Senior ABL Facility), dated as of

October 20, 2015, among US Foods, Inc. as the Parent Borrower, the several Lenders from time to time party thereto, CitiBank, N.A. as successor Administrative Agent and an Issuing Lender, and Citicorp North America, Inc., as resigning Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.1 to the

Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed October 26, 2015.

10.25.1

ABL Guarantee and Collateral Agreement, dated as of July 3, 2007, made by US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower and the several Subsidiary Borrowers signatory thereto, in favor of Citicorp North America, Inc., as Administrative Agent and as ABL Collateral Agent, incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.25.2

Credit Agreement (2011 Term Facility), dated May 11, 2011, among US Foods, Inc. (f/k/a/ U.S. Foodservice, Inc.), as the Borrower, the several Lenders from time to time party thereto, and Citicorp North America, Inc., as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.28 to the Registration Statement on

Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.25.3

First Amendment, dated as of June 7, 2013, to the 2011 Term Facility, among US Foods, Inc., as the Borrower, the other Loan Parties thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the Lenders and other financial institutions party thereto, incorporated by reference to Exhibit 10.28.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-189142) of US Foods, Inc. filed July 12, 2013.

10.25.4

Second Amendment to the Credit Agreement, dated as of June 27, 2016, among US Foods, Inc., as the Borrower, Citicorp North America, Inc. and the Lenders and other financial institutions party thereto, incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 28, 2016.

10.26

Guarantee and Collateral Agreement, dated as of May 11, 2011, among U.S. Foods, Inc. (f/k/a/ U.S. Foodservice, Inc.), as Borrower and certain of its Subsidiaries in favor of Citicorp North America, Inc., as Administrative Agent and as Term Collateral Agent, incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.27§

2007 Stock Incentive Plan for Key Employees of USF Holdings Corp. as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.28§	Form of Management Stockholder’s Agreement, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.29§	Form of Sale Participation Agreement, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.30§	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

Exhibit No.	Description

10.31§	Form of Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.32§	Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.33§

Offer letter, dated August 15, 2013, by and between Fareed A. Khan and US Foods, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed November 7, 2013.

10.34§

Restricted Stock Unit Agreement, dated as of October 1, 2013, by and between John A. Lederer and US Foods, Inc., incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.35§

Severance Agreement, dated September 26, 2013 by and between US Foods, Inc. and Fareed A. Khan, incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.36§

Severance Agreement, dated April 5, 2013, by and between US Foods, Inc. and Mark Scharbo, incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.37§

Form of Amendment to Severance Agreement, December 20, 2013 by and between US Foods, Inc. and each of Fareed A. Khan, Pietro Satriano, Keith D. Rohland, Stuart S. Schuette and Mark Scharbo, incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.38§

Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Fareed Khan, incorporated herein by reference to Exhibit 10.43 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.

10.39§

Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q (File No. 333-185732) of

US Foods, Inc. filed May 12, 2014.

10.40§

Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Mark W. Scharbo, incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q (File No. 333-185732) of

US Foods, Inc. filed May 12, 2014.

10.41§

Restricted Stock Unit Agreement, dated as of December 10, 2014, by and between John A. Lederer and US Foods, Inc., incorporated herein by reference to Exhibit 10.51 to the Annual Report on Form 10-K (File No. 333-185732) of

US Foods, Inc. filed on March 20, 2015.

10.42§

Form 2015 Retention Award Agreement, dated March 19, 2015 by and between US Foods, Inc. and each of Fareed Khan, Pietro Satriano, Stuart S. Schuette and Keith Rohland, incorporated herein by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 11, 2015.

10.43§

Offer Letter, dated July 13, 2015, by and between Pietro Satriano and US Foods, Inc., incorporated herein by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed August 11, 2015.

10.44§

Non-Solicitation and Non-Disclosure Agreement, dated July 21, 2015, by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed August 11, 2015.

Exhibit No.	Description

10.45§

2016 US Foods Holding Corp. Omnibus Incentive Plan, including forms of award agreements, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

10.46

Termination Agreement, dated as of June 1, 2016, among US Foods Holding Corp., US Foods, Inc. and the CD&R entities signatory thereto, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on

Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

10.47

Termination Agreement, dated as of June 1, 2016, among US Foods Holding Corp., US Foods, Inc. and the KKR entities signatory thereto, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on

Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

10.48§

US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37786) filed with the SEC on November 8, 2016.

10.49§

Letter agreement, executed August 1, 2016, by and between US Foods, Inc. and Stuart Schuette, incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37786) filed with the SEC on August 9, 2016.

10.50§

Omnibus Amendment to Outstanding Stock Option Agreements, incorporated herein by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37786) filed with the SEC on November 8, 2016.

10.51§

Severance Agreement, dated May 26, 2011, by and between US Foods, Inc. and Keith D. Rohland, incorporated herein by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 (File No. 333-215534) filed with the SEC on January 13, 2017.

10.52§

Second Amendment to Severance Agreement, dated July 13, 2015, by and between Pietro Satriano and US Foods, Inc., incorporated herein by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed August 11, 2015.

10.53§*	Offer Letter, dated January 26, 2017, by and between US Foods, Inc. and Dirk J. Locascio.

10.54§*	Severance Agreement, dated February 6, 2017, by and between US Foods, Inc. and Dirk J. Locascio.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data file.

*	Filed herewith.
†	Furnished with this Report.
§	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.