Form 10-Q
period 2017-04-01
US Foods Holding Corp.
filed 2017-05-09
CIK 1665918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37786

US FOODS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-0347906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9399 W. Higgins Road, Suite 500

Rosemont, IL 60018

(847) 720-8000

(Address, including Zip Code, and telephone number, including area code, of registrant’s principal executive offices)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

222,102,420 shares of common stock were outstanding as of April 28, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	April 1, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,817	$131,090
Accounts receivable, less allowances of $24,237 and $25,388	1,371,503	1,226,032
Vendor receivables, less allowances of $2,970 and $1,819	153,171	105,542
Inventories—net	1,197,984	1,223,037
Prepaid expenses	87,514	72,650
Assets held for sale	21,039	21,039
Other current assets	10,643	9,781
Total current assets	2,993,671	2,789,171
PROPERTY AND EQUIPMENT—Net	1,789,437	1,767,611
GOODWILL	3,922,360	3,908,484
OTHER INTANGIBLES—Net	369,122	386,881
DEFERRED TAX ASSETS	34,536	34,405
OTHER ASSETS	68,470	57,898
TOTAL ASSETS	$9,177,596	$8,944,450
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$172,318	$142,712
Accounts payable	1,473,026	1,294,796
Accrued expenses and other current liabilities	367,629	455,815
Current portion of long-term debt	82,234	75,962
Total current liabilities	2,095,207	1,969,285
LONG-TERM DEBT	3,772,270	3,705,751
DEFERRED TAX LIABILITIES	393,663	380,835
OTHER LONG-TERM LIABILITIES	342,074	350,929
Total liabilities	6,603,214	6,406,800
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—600,000 shares authorized; 221,992 and 220,929 issued and outstanding as of April 1, 2017 and December 31, 2016, respectively	2,220	2,209
Additional paid-in capital	2,800,512	2,791,264
Accumulated deficit	(109,644)	(136,460)
Accumulated other comprehensive loss	(118,706)	(119,363)
Total shareholders’ equity	2,574,382	2,537,650
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,177,596	$8,944,450

See Notes to Consolidated Financial Statements (Unaudited)

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	13-Weeks Ended
	April 1, 2017	April 2, 2016
NET SALES	$5,788,425	$5,593,149
COST OF GOODS SOLD	4,797,117	4,633,381
Gross profit	991,308	959,768
OPERATING EXPENSES:
Distribution, selling and administrative costs	912,911	864,314
Restructuring charges	1,873	10,777
Total operating expenses	914,784	875,091
OPERATING INCOME	76,524	84,677
INTEREST EXPENSE — Net	41,886	70,559
Income before income taxes	34,638	14,118
INCOME TAX PROVISION	7,822	807
NET INCOME	26,816	13,311
OTHER COMPREHENSIVE INCOME — Net of tax:
Changes in retirement benefit obligations, net of income tax	657	2,633
COMPREHENSIVE INCOME	$27,473	$15,944
NET INCOME PER SHARE
Basic	$0.12	$0.08
Diluted	$0.12	$0.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	221,364,013	169,121,722
Diluted	226,323,410	171,499,932
DISTRIBUTION DECLARED AND PAID
Distribution declared and paid per share (Note 12)	$—	$3.94

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	13-Weeks Ended
	April 1, 2017	April 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,816	$13,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,758	102,808
Gain on disposal of property and equipment	(310)	(1,306)
Amortization and write-off of deferred financing costs	1,282	2,433
Insurance proceeds relating to operating activities	—	2,479
Insurance benefit in net income	—	(7,083)
Amortization of Senior Notes original issue premium	—	(832)
Deferred tax provision (benefit)	12,280	(80)
Share-based compensation expense	3,342	4,786
Provision for doubtful accounts	4,745	3,781
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(192,731)	(84,681)
Decrease (increase) in inventories	35,714	(49,987)
Increase in prepaid expenses and other assets	(25,652)	(4,945)
Increase in accounts payable and bank checks outstanding	236,980	257,938
Decrease in accrued expenses and other liabilities	(88,665)	(101,157)
Net cash provided by operating activities	121,559	137,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(62,501)	(38,318)
Proceeds from sales of property and equipment	724	1,923
Purchases of property and equipment	(70,125)	(36,884)
Investment in Avero, LLC	—	(7,658)
Net cash used in investing activities	(131,902)	(80,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	578,459	538,000
Principal payments on debt and capital leases	(548,041)	(303,081)
Cash distribution to shareholders	—	(666,332)
Contingent consideration paid for business acquisition	(5,000)	—
Payment for debt financing costs and fees	(426)	—
Proceeds from employee share purchase plan	3,328	—
Proceeds from exercise of stock options	7,018	—
Tax withholding payments for net share settled equity awards	(3,966)	—
Proceeds from common stock sales	—	2,850
Common stock and share-based awards settled	(302)	(3,659)
Net cash provided by (used in) financing activities	31,070	(432,222)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,727	(375,694)
CASH AND CASH EQUIVALENTS—Beginning of period	131,090	517,802
CASH AND CASH EQUIVALENTS—End of period	$151,817	$142,108
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$29,590	$39,839
Income taxes (refunded) paid—net	(39)	40
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	15,915	11,379
Capital lease additions	40,840	48,299
Cashless exercise of equity awards	7,149	—
Contingent consideration payable for business acquisitions	—	5,000

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to herein as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods conducts all of its operations through its wholly owned subsidiary US Foods, Inc. and its subsidiaries (collectively “USF”). All of the Company’s indebtedness, as further described in Note 10, Debt, is an obligation of USF. US Foods is controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”). KKR and CD&R are collectively referred to herein as the “Sponsors”.

Initial Public Offering—On June 1, 2016 the Company closed its initial public offering (“IPO”) selling 51,111,111 shares of common stock for a cash offering price of $23.00 per share ($21.9075 per share net of underwriter discounts and commissions and before offering expenses).  In June 2016, the net proceeds of the IPO were used to redeem $1,090 million principal of USF’s 8.5% Senior Notes due June 30, 2019, and pay the related $23 million early redemption premium.

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

Basis of Presentation—The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fourth quarter. Fiscal years 2017 and 2016 are 52-week fiscal years. The accompanying consolidated financial statements include the accounts of US Foods and USF. Intercompany accounts and transactions have been eliminated.

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”).

The consolidated interim financial statements reflect all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for the full year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07 Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2017, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new standard is not expected to materially affect the Company’s financial position or results of operations, as the fair value of the Company’s reporting unit exceeded its carrying value by a substantial margin based on the fiscal 2016 impairment analysis for goodwill.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2017, with early adoption permitted. The Company is currently reviewing the provisions of the new standard, but does not expect it to have a material impact on the Company’s financial statements as restricted cash is not material.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward looking, expected loss model to estimate credit losses.  It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances.  This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2019, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases. This ASU does not significantly impact lessor accounting. The ASU requires lessees to record a right-of-use asset and a lease liability for almost all leases. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. In addition, the ASU expands the disclosure requirements of lease arrangements. Adoption of this guidance will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2018, with early adoption permitted. Upon adoption, US Foods expects an increase to assets and liabilities on its balance sheet. The Company is currently evaluating the full effect that adoption will have on its financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s ASC as Topic 606. Topic 606, as amended, replaces Topic 605, the previous revenue recognition guidance. The new standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for the Company in the first quarter of fiscal 2018, with early adoption permitted in the first quarter of fiscal 2017. The new standard permits two implementation approaches, one requiring full retrospective application of the new standard with restatement of prior years, and one requiring modified retrospective application of the new standard with disclosure of significant changes in the results under the new versus old standards. The Company is finalizing its impact assessment, and believes the impacts are limited to the capitalization of direct and incremental contract acquisition costs, which have not historically been material. Under the current guidance, most of these costs are expensed as incurred.  Under the new standard, these costs will be capitalized on our Consolidated Balance Sheets and amortized on a systematic basis over the expected contract term. Additionally, enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition, are required. We will continue our adoption effort by designing and implementing relevant controls to address any new considerations required by ASC 606.  The Company will adopt the standard in the first quarter of fiscal 2018, and preliminarily expects to use the full retrospective method. However, our method is subject to change as we finalize our adoption approach for the new standard.

3.	BUSINESS ACQUISITIONS

Acquisitions during the 13-weeks ended April 1, 2017 included (1) certain assets of All American Foods, a broadline distributor, acquired in February; and (2) certain assets of SRA Foods. Inc., a meat processor and distributor acquired in March, for aggregate cash consideration of approximately $62 million.

Acquisitions during fiscal 2016 included (1) the stock of Bay-N-Gulf, Inc., d/b/a Save On Seafood, a seafood processor and distributor, acquired in October; (2) certain assets of Jeraci Food Distributors, Inc., an Italian specialty distributor, acquired in October; (3) the stock of Fresh Unlimited, Inc. d/b/a Freshway Foods, a produce processor, repacker, and distributor, acquired in June; and (4) certain assets of Cara Donna Provisions Co., Inc. and Cara Donna Properties LLC, a broadline distributor, acquired in March. Total consideration consisted of cash of approximately $123 million, plus approximately $8 million for the estimated fair value of contingent consideration.  In fiscal 2017, the Company also paid a minor purchase price adjustment related to a 2016 business acquisition.

During fiscal 2017, the Company paid approximately $6 million of contingent consideration related to a 2016 business acquisition, of which, $5 million was included as part of the fair value of the acquisition date assets and liabilities, and is reflected in the Company’s Consolidated Statement of Cash Flows in Cash flows from financing activities. As of April 1, 2017, the estimated fair value of contingent consideration remaining for other 2016 business acquisitions is $3 million.

The 2017 and 2016 acquisitions, reflected in the Company’s consolidated financial statements commencing from the date of acquisition, did not materially affect the Company’s results of operations or financial position and, therefore, pro forma financial information has not been provided. Acquisitions are integrated into the Company’s foodservice distribution network and funded primarily with cash from operations.

The following table summarizes the purchase price allocations for the 2017 and 2016 business acquisitions as follows (in thousands):

	April 1,	December 31,
	2017	2016
Accounts receivable	$5,978	$22,871
Inventories	10,660	9,493
Other current assets	113	732
Property and equipment	13,848	24,119
Goodwill	14,354	32,570
Other intangible assets	21,150	64,130
Accounts payable	(3,508)	(16,216)
Accrued expenses and other current liabilities	(317)	(12,173)
Long-term debt	—	(2,514)
Cash paid for acquisitions	$62,278	$123,012

4.	INVENTORIES

The Company’s inventories—consisting mainly of food and other foodservice-related products—are primarily considered finished goods. Inventory costs include the purchase price of the product and freight charges to deliver it to the Company’s warehouses, as well as depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash considerations received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods, based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO, or date of acquisition where applicable. At April 1, 2017 and December 31, 2016, the LIFO balance sheet reserves were $126 million and $116 million, respectively. As a result of changes in LIFO reserves, Cost of goods sold increased $10 million and decreased $11 million, for the 13-weeks ended April 1, 2017 and April 2, 2016, respectively.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing facility, the Credit and Security Agreement, dated as of August 27, 2012, as amended (the “2012 ABS Facility”), USF sells—on a revolving basis—its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders as required under the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at April 1, 2017 or December 31, 2016. Included in the Company’s accounts receivable balance as April 1, 2017 and December 31, 2016 was $1,012 million and $923 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 10, Debt for a further description of the 2012 ABS Facility.

6.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as Assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices. The Company had $21 million of Assets held for sale at April 1, 2017 and December 31, 2016.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the respective lease or the estimated useful lives of the assets. At April 1, 2017 and December 31, 2016, Property and equipment-net included accumulated depreciation of $1,786 million and $1,724 million, respectively. Depreciation expense was $69 million and $65 million for the 13-weeks ended April 1, 2017 and April 2, 2016, respectively.

8.	GOODWILL AND OTHER INTANGIBLES

Goodwill and Other intangible assets include the cost of acquired businesses in excess of the fair value of the tangible net assets acquired. Other intangible assets include Customer relationships, Noncompete agreements, and the Brand names and trademarks comprising the Company’s portfolio of exclusive brands and trademarks. Brand names and trademarks are indefinite-lived intangible assets, and accordingly, are not subject to amortization.

Customer relationships and Noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and Noncompete agreements are amortized over the estimated useful lives (four to ten years). Amortization expense was $39 million and $38 million for the 13-weeks ended April 1, 2017 and April 2, 2016, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Goodwill	$3,922,360	$3,908,484
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$1,414,399	$1,393,799
Accumulated amortization	(1,298,880)	(1,260,011)
Net carrying value	115,519	133,788
Noncompete agreements—amortizable:
Gross carrying amount	1,350	800
Accumulated amortization	(547)	(507)
Net carrying value	803	293
Brand names and trademarks—not amortizing	252,800	252,800
Total Other intangibles—net	$369,122	$386,881

The 2017 increases in Goodwill and the gross carrying amounts of Customer relationships and Noncompete agreements are attributable to the 2017 business acquisitions.

The Company assesses Goodwill and Other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For Goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. For Goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 18, Business Information. The Company completed its most recent annual impairment assessment for Goodwill and indefinite-lived intangible assets as of July 3, 2016—the first day of the third quarter of 2016—with no impairments noted.

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

•	Level 3—unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

Any transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy will be recognized at the end of the reporting period in which the transfer occurs. There were no transfers between fair value levels in any of the periods presented below.

The Company’s assets and liabilities measured at fair value on a recurring basis as of April 1, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds
Balance at April 1, 2017	$61,193	$—	$—	$61,193
Balance at December 31, 2016	$31,600	$—	$—	$31,600
Contingent consideration payable for business acquisitions
Balance at April 1, 2017	$—	$—	$3,375	$3,375
Balance at December 31, 2016	$—	$—	$9,775	$9,775

There were no assets or liabilities on the Company's Consolidated Balance Sheets measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with a maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

Contingent Consideration Payable for Business Acquisitions

In addition to the $6 million paid in fiscal 2017 discussed in Note 3, Business Acquisitions, contingent consideration may be paid for certain other 2016 business acquisitions in the event certain operating results are achieved, primarily over a one-year period, from the respective dates of such acquisitions. The amounts included in the above table, classified under Level 3 within the fair value hierarchy, represent the estimated fair value of the contingent consideration for the respective periods. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probability of achievement. Changes in fair value resulting from changes in the estimated amount of contingent payments are included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.

Other Fair Value Measurements

The carrying value of cash, restricted cash, Accounts receivable, Bank checks outstanding, Accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

The fair value and carrying value of USF’s total debt approximated $3.9 billion and $3.8 billion as of April 1, 2017 and December 31, 2016, respectively. The April 1, 2017 and December 31, 2016 fair value of USF’s 5.875% unsecured Senior Notes due June 15, 2024, (the “2016 Senior Notes”), estimated at $0.6 billion, at the end of each period, was classified under

Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of USF’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of USF’s overall credit risk.

10.	DEBT

Total debt consisted of the following (in thousands):

Debt Description	Maturity	Interest rate at April 1, 2017	April 1, 2017	December 31, 2016
ABL Facility	October 20, 2020	3.32%	$50,000	$30,000
2012 ABS Facility	September 30, 2018	2.04	675,000	645,000
Amended and Restated 2016 Term Loan (net of $12,612 and $13,318 of unamortized deferred financing costs)	June 27, 2023	3.53	2,170,888	2,175,682
2016 Senior Notes (net of $6,945 and $7,185 of unamortized deferred financing costs)	June 15, 2024	5.88	593,055	592,815
Obligations under capital leases	2018–2025	2.36 - 6.18	332,984	305,544
Other debt	2018–2031	5.75 - 9.00	32,577	32,672
Total debt			3,854,504	3,781,713
Current portion of long-term debt			(82,234)	(75,962)
Long-term debt			$3,772,270	$3,705,751

At April 1, 2017, $959 million of the total debt was at a fixed rate and $2,896 million was at a floating rate.

Following is a description of each of USF’s debt instruments outstanding as of April 1, 2017:

Revolving Credit Agreement– The Amended and Restated ABL Credit Agreement, dated October 20, 2015, as amended, is USF’s asset backed senior secured revolving loan facility (the “ABL Facility”) and provides for loans under its two tranches: ABL Tranche A-1 and ABL Tranche A, with its capacity limited by a borrowing base. The maximum borrowing available is $1,300 million with ABL Tranche A-1 at $100 million, and ABL Tranche A at $1,200 million.

As of April 1, 2017, USF had $50 million in outstanding borrowings and had issued letters of credit totaling $370 million under the ABL Facility. Outstanding letters of credit included: (1) $61 million issued to secure USF’s obligations with respect to certain facility leases, (2) $306 million issued in favor of certain commercial insurers securing USF’s obligations with respect to its self-insurance program, and (3) $3 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $878 million at April 1, 2017. As of April 1, 2017, on Tranche A-1 borrowings, USF can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in USF’s credit agreements, plus 1.50% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.50%. On Tranche A borrowings, USF can periodically elect to pay interest at ABR plus 0.25% or LIBOR plus 1.25%. The ABL Facility also carries letter of credit fees of 1.125% and an unused commitment fee of 0.125%.

Accounts Receivable Financing Program–Under the 2012 ABS Facility, USF sells—on a revolving basis—its eligible receivables to the Receivables Company. See Note 5, Accounts Receivable Financing Program.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $675   million at April 1, 2017. USF, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $55 million at April 1, 2017 based on eligible receivables as collateral. The portion of the 2012 ABS Facility held by the lenders who fund the 2012 ABS Facility with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper plus 1.00%, and an unused commitment fee of 0.35%. The portion of the 2012 ABS Facility held by lenders that do not fund the 2012 ABS Facility with commercial paper bears interest at LIBOR plus 1.00%, and an unused commitment fee of 0.35%.

Amended and Restated 2016 Term Loan Agreement–The Amended and Restated 2016 Term Loan Credit Agreement, dated June 27, 2016, as amended (the “Amended and Restated 2016 Term Loan”), consists of a senior secured term loan with outstanding borrowings of $2,171 million at April 1, 2017, net of $13 million of unamortized deferred financing costs.

On February 17, 2017, the Amended and Restated 2016 Term Loan was further amended, whereby the interest rate spread was reduced 25 basis points and fixed at ABR plus 1.75% or LIBOR plus 2.75%, with a LIBOR floor of 0.75%, based on USF’s periodic election. USF determined the terms of the February 17, 2017 amendment were not substantially different from the previous terms of the Amended and Restated 2016 Term Loan, for continuing lenders, and therefore substantially all of transaction was accounted for as a debt modification. The Company recorded the $0.4 million of third party costs related to the February 17, 2017 amendment, and a write-off of $0.2 million of unamortized deferred financing costs related to non-continuing lenders, in interest expense.  Unamortized deferred financing costs of $13 million were carried forward and will be amortized through June 27, 2023, the maturity date of the Amended and Restated 2016 Term Loan.

Principal repayments of $5.5 million are payable quarterly with the balance due at maturity. The debt may require mandatory repayments if certain assets are sold, as defined in the agreement. The interest rate for all borrowings was 3.53%— LIBOR of 0.78% plus 2.75%— at April 1, 2017.

2016 Senior Notes–The 2016 Senior Notes due 2024 (the “2016 Senior Notes”), with outstanding principal of $593 million at April 1, 2017, net of $7 million of unamortized deferred financing costs, bear interest at 5.875%. On or after June 15, 2019, this debt is redeemable, at USF’s option, in whole or in part at a price of 102.938% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the debt declines to 101.469% and 100.0%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the debt may be redeemed with the aggregate proceeds from equity offerings, as defined in the Indenture, dated June 27, 2016, as supplemented, at a redemption premium of 105.875%.

Other Debt–Obligations under capital leases of $333 million at April 1, 2017, consist of amounts due for transportation equipment and building leases. Other debt of $33 million at April 1, 2017 consists primarily of various state industrial revenue bonds. To obtain certain tax incentives related to the construction of a new distribution facility, USF and a wholly owned subsidiary entered into an industrial revenue bond agreement with a state in January 2015, for the issuance of a maximum of $40 million in taxable demand revenue bonds (the “TRBs”). The TRBs are self-funded as USF’s wholly owned subsidiary purchases the TRBs, and the state loans the proceeds back to USF. The TRBs, which mature January 1, 2030, can be prepaid without penalty one year after issuance. Interest on the TRBs and the loan is 6.25%. At April 1, 2017 and December 31, 2016, $22 million has been drawn on TRBs resulting in $22 million being recognized as a long-term asset and a corresponding long-term liability in the Company’s Consolidated Balance Sheets.

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

Restrictive Covenants

USF’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of April 1, 2017, USF had $515 million of restricted payment capacity under these covenants, and approximately $2,060 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

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

11.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the 13-weeks ended April 1, 2017 (in thousands):

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 31, 2016	$22,596	$865	$23,461
Current period charges	2,265	—	2,265
Change in estimate	(392)	—	(392)
Payments and usage—net of accretion	(10,617)	29	(10,588)
Balance at April 1, 2017	$13,852	$894	$14,746

The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs.

During the 13-weeks ended April 1, 2017, the Company incurred a net charge of $2 million for Severance and Related Costs associated with its efforts to streamline its corporate back office organization and centralize replenishment activities.

During the 13-weeks ended April 2, 2016, the Company incurred a net charge of $8 million associated with its efforts to streamline its field organization model and close the Baltimore, Maryland distribution facility.  The Company also recorded $3 million of costs related to a lease termination settlement.

12.	RELATED PARTY TRANSACTIONS

On January 31, 2017, the Company completed a secondary offering of 41,400,000 shares of its common stock held by investment funds associated with the Sponsors. The Company did not receive any proceeds from the offering. In accordance with terms of the registration rights agreement with the Sponsors, the Company incurred approximately $2 million of expenses in connection with the secondary offering, approximately half of which was incurred in 2016. Underwriting discounts and commissions were paid by the selling shareholders.  As a result of the secondary offering, each Sponsor’s ownership interest in the Company’s common stock was reduced to approximately 28.34% as of January 31, 2017.

In connection with the February 2017 amendment of the Amended and Restated 2016 Term Loan, KKR Capital Markets LLC, an affiliate of KKR, received a de minimis fee for services rendered. Investment funds or accounts managed or advised by an affiliate of KKR held less than 2% of the Company’s outstanding debt as of April 1, 2017.

The Company was previously a party to consulting agreements with each of the Sponsors pursuant to which each Sponsor provided the Company with ongoing consulting and management advisory services and received fees and reimbursement of related out of pocket expenses. On June 1, 2016, the agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million. For the13-week period ended April 2, 2016, the Company recorded $3 million in fees and expenses in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.

On January 8, 2016, the Company paid a $666 million, or $3.94 per share, one-time special cash distribution to its shareholders of record as of January 4, 2016, of which $657 million was paid to the Sponsors. The distribution was funded with cash on hand and approximately $314 million of additional borrowings under USF’s credit facilities. The Company has no current plans to pay future dividends, and has never paid dividends on its common stock, other than the January 2016 one-time cash distribution. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, and could be limited by USF debt covenants.

13.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees, and provides certain health care benefits to eligible retirees and their dependents. The components of net periodic benefit (credits) costs for pension and other postretirement benefits, for Company sponsored plans, are provided below (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Benefits
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Components of Net periodic benefit (credits) costs
Service cost	$506	$966	$10	$9
Interest cost	10,138	9,817	72	74
Expected return on plan assets	(11,964)	(12,221)	—	—
Amortization of prior service cost	35	39	1	2
Amortization of net loss (gain)	1,051	1,860	(13)	(18)
Settlements	—	750	—	—
Net periodic benefit (credits) costs	$(234)	$1,211	$70	$67

The Company contributed $10 million to its defined benefit and other postretirement plans during both 13-week periods ended April 1, 2017 and April 2, 2016. The Company expects to contribute a total of $36 million to the Company-sponsored pension plans and other postretirement plans in fiscal year 2017.

The Company’s employees are eligible to participate in a Company sponsored defined contribution 401(k) Plan which provides for Company matching on the participant’s contributions of up to 100% of the first 3% of participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. The Company’s contributions to this plan were $12 million for both 13-week periods ended April 1, 2017 and April 2, 2016.

The Company also contributes to numerous multiemployer pension plans under the terms of certain of its collective bargaining agreements that cover its union-represented employees. The Company does not administer these multiemployer pension plans. The Company’s contributions to these plans were $9 million and $8 million for the 13-week periods ended April 1, 2017 and April 2, 2016, respectively.

14.	EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the 13-week period ended April 2, 2016 were insignificant and did not materially impact the calculation of basic or diluted EPS. There was no unvested restricted stock that remained outstanding at April 1, 2017.

Basic EPS is computed by dividing Net income available to common stockholders by the weighted-average number of shares of common stock outstanding, which includes vested restricted shares, vested restricted stock units, and non-vested restricted shares outstanding for the year.

Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. Stock options, unvested restricted shares, restricted stock units, and employee stock purchase plan deferrals are considered potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share:

	13-Weeks Ended
	April 1, 2017	April 2, 2016
Numerator:
Net income (in thousands)	$26,816	$13,311
Denominator:
Weighted-average common shares outstanding	221,364,013	169,121,722
Dilutive effect of share-based awards	4,959,397	2,378,210
Weighted-average dilutive shares outstanding	226,323,410	171,499,932
Basic earnings per share	$0.12	$0.08
Diluted earnings per share	$0.12	$0.08

15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	13-Weeks Ended
	April 1, 2017	April 2, 2016
Accumulated Other Comprehensive Loss Components
Defined benefit pension and other postretirement plans:
Balance at beginning of period(1)	$(119,363)	$(74,378)
Reclassification adjustments:
Amortization of prior service cost	36	41
Amortization of net loss	1,038	1,842
Settlements	-	750
Total before income tax(2) (3)	1,074	2,633
Income tax provision(4)	417	—
Current period comprehensive income, net of tax	657	2,633
Balance at end of period(1)	$(118,706)	$(71,745)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of Net periodic benefit costs. See Note 13, Retirement Plans for additional information.
(3)	Included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.
(4)	No impact in 2016 due to the Company’s full valuation allowance on its net deferred income tax assets. See Note 16, Income Taxes.
16.	INCOME TAXES

The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.

The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 13-weeks ended April 1, 2017 and April 2, 2016 for purposes of determining its year-to-date tax provision.

The Company released the valuation allowance against its federal net deferred tax assets and certain of its state net deferred tax assets in the 13-weeks ended October 1, 2016, as the Company determined it was more likely than not that the deferred tax assets would be realized. The Company maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period, or the utilization of which are subject to limitation. The decision to release the valuation allowance during the 13-weeks ended October 1, 2016 was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years, forecasted earnings, and a reduction of uncertainty regarding forecasted earnings as a result of developments in certain customer and strategic initiatives.

The effective tax rate for the 13-weeks ended April 1, 2017 of 23% varied from the 35% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate for the 13-weeks ended April 2, 2016 of 6% varied from the 35% federal statutory rate, primarily as a result of a $6 million decrease in the valuation allowance. The decrease in the valuation allowance during the 13-weeks ended April 2, 2016, was primarily related to a reduction of net deferred tax assets resulting from the estimated ordinary income used to determine the estimated annual effective tax rate for the full fiscal year.

17.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business, and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of April 1, 2017, the Company had $843 million of purchase orders and purchase contract commitments, of which $767 million and $76 million pertain to products to be purchased in fiscal years 2017 and 2018, respectively, and are not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At April 1, 2017, the Company had diesel fuel forward purchase commitments totaling $89 million through June 2018 ($56 million in 2017 and $33 million in 2018). Additionally, as of April 1, 2017, the Company had electricity forward purchase commitments totaling $5 million through December 2018. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

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

18.	BUSINESS INFORMATION

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

19.	SUBSEQUENT EVENTS

On April 28, 2017, the Company acquired FirstClass Foods-Trojan, Inc., d/b/a FirstClass Foods, a meat processor and distributor, with annual sales of approximately $55 million. This acquisition, funded primarily with cash flows from operations, helps strengthen our capabilities in the center-of-the-plate category.

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

•	Technology disruptions and our ability to implement new technologies
•	Costs and risks associated with a potential cybersecurity incident
•	Our ability to manage future expenses and liabilities associated with our retirement benefits and multiemployer pension plans
•	Disruptions to our business caused by extreme weather conditions
•	Costs and risks associated with litigation
•	Changes in consumer eating habits

•	Costs and risks associated with our intellectual property protections
•	Risks associated with potential infringements of the intellectual property of others

For a detailed discussion of these risks and uncertainties, see Part I, Item 1A— “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”). All forward-looking statements made in this report are qualified by these cautionary statements. The forward-looking statements contained in this presentation are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto for the 13-weeks ended April 1, 2017 and the audited consolidated financial statements and the notes thereto included in our 2016 Annual Report. This discussion of our results includes certain financial measures that are not required by—or presented in accordance with—accounting principles generally accepted in the United States of America (“GAAP”). We believe these non-GAAP measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in the Non-GAAP Reconciliations below.

Accounting Periods

We operate on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. Fiscal years 2017 and 2016 are 52-week fiscal years.

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

We have significant scale and an efficient operating model. We supply approximately 250,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide approximately 350,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 5,000 suppliers. Our more than 4,000 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants. Our extensive network of over 60 distribution facilities and fleet of approximately 6,000 trucks allow us to operate efficiently and provide high levels of customer service.

Performance Highlights and Initiatives

Our consolidated case volume in the 13-weeks ended April 1, 2017 increased 4.3%.  We experienced organic independent restaurant case growth and growth with other strategic customer types, as well as growth due to acquisitions. Net sales increased $195 million, or 3.5%, year over year. The case growth and related increase in Net sales, was partially offset by year over year deflation and product mix shifts.

Gross profit increased $31 million or 3.2% to $991 million in the 13-weeks ended April 1, 2017. As a percentage of Net sales gross profit was 17.1%, down 0.1% from 17.2% in the prior year.  Margin expansion initiatives were offset by the adverse impact of the year over year last-in, first-out (“LIFO”) reserve change.

Total operating expenses increased $40 million or 4.6% to $915 million in the 13-weeks ended April 1, 2017, primarily due to increased wages and distribution costs driven by volume and inflation, as well as other employee-related costs and higher self-insurance expenses.  These increases were partially offset by lower restructuring charges due to the completion of several initiatives in 2016.

In late 2016, we launched two new initiatives, including centralization of certain field procurement and replenishment activities, and a corporate and administrative cost reduction program.  The corporate and administrative cost reduction program focused on streamlining the organization, through creating greater spans of control and expanded use of business shared services.  We expect the procurement actions to be completed during 2017, with realization of benefits in product costs and logistics savings resulting from more effective management of procurement and replenishment activities. We expect the savings from the corporate and administrative cost reduction programs to be realized over the next 12 – 18 months.

Outlook

With favorable trends in consumer confidence and the unemployment rate, we expect positive industry growth in 2017.  General economic trends and conditions, including demographic changes, inflation, deflation, consumer confidence, and disposable income, coupled with changing tastes and preferences, influence the amount that consumers spend on food-away-from-home, which can affect our customers and in turn our sales. On balance, we believe that these general trends will support positive real growth in food-away-from-home consumption and the growth of foodservice industry sales, particularly in our target customer types. We expect competitive pressures to remain high and moderation of deflation in 2017. Given that a large portion of our business is based on markups over cost, sudden inflation or prolonged deflation can negatively impact our sales and gross profit.  We expect sales to our independent restaurant customers, which generally have higher margins, to continue to be an increasing proportion of our sales mix. Favorable customer mix, additional volume from acquisitions, as well as other merchandising initiatives, have previously contributed to our ability to expand our margins during the deflationary environment.  Additionally, we believe our investments in a common technology platform, efficient transactional and operational model, e-commerce and analytic tools that support our team-based selling approach, coupled with merchandising and product innovation, have enabled us to leverage our costs, maintain our sales, and differentiate ourselves from our competitors.

We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Results of Operations

Selected Historical Results of Operations

The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended
	April 1, 2017	April 2, 2016
	(In millions)*
Consolidated Statements of Operations Data:
Net sales	$5,788	$5,593
Cost of goods sold	4,797	4,633
Gross profit	991	960
Operating expenses:
Distribution, selling and administrative costs	913	864
Restructuring charges	2	11
Total operating expenses	915	875
Operating income	77	85
Interest expense—net	42	71
Income before income taxes	35	14
Income tax provision	8	1
Net income	$27	$13
Percentage of Net Sales:
Gross profit	17.1%	17.2%
Distribution, selling and administrative costs	15.8%	15.4%
Operating expenses	15.8%	15.6%
Operating income	1.3%	1.5%
Net income	0.5%	0.2%
Adjusted EBITDA(1)	3.7%	3.6%
Other Data:
Cash flows—operating activities	$122	$137
Cash flows—investing activities	(132)	(81)
Cash flows—financing activities	31	(432)
Capital expenditures	70	37
EBITDA(1)	184	187
Adjusted EBITDA(1)	215	203
Adjusted Net income(1)	40	28
Free cash flow(1)	52	100

(*)	Amounts may not add due to rounding.
(1)

EBITDA, Adjusted EBITDA, and Adjusted Net income are non-GAAP measures used by management to measure operating performance. EBITDA is defined as Net income, plus Interest expense—net, Income tax provision, and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring charges; 3) Share-based compensation expense; 4) the non-cash impact of LIFO reserve adjustments; 5) Loss on extinguishment of debt; 6) Business transformation costs; and 7) Other gains, losses, or charges as specified in USF’s debt agreements. Adjusted Net income is defined as Net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions. EBITDA, Adjusted EBITDA, and Adjusted Net income are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income or any other performance measures derived in accordance with GAAP.

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

We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because they exclude amounts that we do not consider part of our core operating results when assessing our performance. Items excluded from Adjusted EBITDA include Restructuring charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, the non-cash impact of LIFO reserve adjustments, Business transformation costs (business costs associated with the redesign of systems and processes), and other items as specified in our debt agreements.

We believe that Adjusted Net income is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, amortization, interest expense, and income taxes on a consistent basis from period to period. Adjusted Net income is Net income excluding such items as Restructuring charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, Business transformation costs (cost associated with redesign of systems and process), and other items, and is adjusted for the tax effect of the exclusions and discrete tax items. We believe that Adjusted Net income is used by investors, analysts and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted Net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13-Weeks Ended
	April 1, 2017	April 2, 2016
	(In millions)*
Net income	$27	$13
Interest expense, net	42	71
Income tax provision	8	1
Depreciation and amortization expense	108	103
EBITDA	184	187
Adjustments:
Sponsor fees(1)	—	2
Restructuring charges(2)	2	11
Share-based compensation expense(3)	3	5
LIFO reserve change(4)	10	(11)
Business transformation costs(5)	13	9
Other(6)	3	(1)
Adjusted EBITDA	215	203
Depreciation and amortization expense	(108)	(103)
Interest expense—net	(42)	(71)
Income tax provision, as adjusted(7)	(25)	(1)
Adjusted Net income	$40	$28
Free cash flow
Cash flows from operating activities	$122	$137
Capital expenditures	(70)	(37)
Free cash flow	$52	$100

(*)	Amounts may not add due to rounding.
(1)

Consists of fees paid to the Sponsors for consulting and management advisory services. On June 1, 2016, the consulting agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million.

(2)	Consists primarily of severance and related costs and organizational realignment costs.
(3)	Share-based compensation expense for vesting of stock awards and share purchase plan.
(4)	Represents the non-cash impact of LIFO reserve adjustments.
(5)	Consists primarily of costs related to significant process and systems redesign across multiple functions.
(6)	Other includes gains, losses or charges as specified under USF’s debt agreements.
(7)

Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and excess tax benefits associated with share-based compensation. The tax effect of pre-tax items excluded from Adjusted Net income is computed using a statutory tax rate after taking into account the impact of permanent differences and valuation allowances. We maintained a valuation allowance against federal and state net deferred tax assets in the 13-week period ended April 2, 2016. The result was an immaterial tax effect related to pre-tax items excluded from Adjusted Net income in the 13-week period ended April 2, 2016.

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13-Weeks Ended
	April 1, 2017	April 2, 2016
	(In millions)*
GAAP Income tax provision	$(8)	$(1)
Tax impact of pre-tax income adjustments	(11)	—
Discrete tax items	(6)	—
Income tax provision, as adjusted	$(25)	$(1)
(*)	Amounts may not add due to rounding.

Comparison of Results

13-Weeks Ended April 1, 2017 and April 2, 2016

Highlights

•	Case volume increased 4.3%. Independent restaurant case volume increased 4.0%.
•	Net sales increased $195 million, or 3.5%, to $5,788 million.
•	Operating income decreased $8 million, or 9.4%, to $77 million. As a percentage of Net sales, Operating income decreased to 1.3% in 2017, compared to 1.5% in 2016.
•	Net income increased $14 million, or 107.7% to $27 million. As a percentage of Net Sales, Net income increased to 0.5% in 2017, compared to 0.2% in 2016.
•	Adjusted EBITDA increased over $12 million, or approximately 6%, to $215 million. As a percentage of Net sales, Adjusted EBITDA increased to 3.7% in 2017, compared to 3.6% in 2016.

Case growth, by customer type (e.g. independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows their new classification. Organic growth includes growth from operating business that has been reflected in the Company’s results of operations for at least 12 months.

Net Sales

Total case growth in 2017 was 4.3%. The increase reflected growth with independent restaurants, healthcare, and national chain customers.  Organic case volume increased 2.7% and reflected similar customer growth trends.  Independent restaurant case growth was 4.0%, with organic independent restaurant case growth contributing 2.8%.

Net sales increased $195 million, or 3.5% to $5,788 million in 2017, comprised of a 4.3%, or $242 million, increase in case volume, and a 0.8%, or $46 million, reduction in the overall rate per case.  Acquisitions increased Net sales by approximately $74 million, or 1.3%.  Sales of private brands represented approximately 33% and 32% of total Net sales in 2017 and 2016, respectively.

The overall rate per case decline of 0.8%, compared to 2016 reflects the deflationary environment experienced during 2016, where prices have not yet recovered, and product mix changes. Approximately 0.5% of the decline is attributed to deflation in beef, dairy and produce commodity categories, with product mix shifts driving the remainder. Changes in product costs impact Net sales since a significant portion of our business is based on markups over cost. Adverse product mix changes primarily include impacts from our June 2016 Freshway produce company acquisition. Produce, as a category, has lower average selling prices per case, which brings down our overall average selling price per case.

Gross Profit

Gross profit increased $31 million, or 3.2%, to $991 million in 2017. As a percentage of Net sales, Gross profit was essentially flat.  The adverse impact of year over year LIFO adjustments was offset by the favorable impacts of merchandising initiatives and additional Gross profit from acquisitions.  Our LIFO method of inventory costing resulted in $10 million of expense in 2017 compared to a benefit of $11 million in 2016.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $49 million, or 5.7%, to $913 million in 2017. As a percentage of Net sales, Distribution, selling and administrative costs were 15.8% in 2017 compared to 15.4% in 2016. The increase includes $26 million in wages and other employee-related costs, primarily driven by wage inflation, volume and higher healthcare costs.  A $7 million increase was attributed to a net insurance benefit in the prior year related to a facility tornado loss.  Depreciation and amortization increased $5 million, primarily related to additional fleet assets and information technology initiatives.  We also experienced an increase in self-insurance expenses of $5 million and higher distribution expenses of $2 million related to higher volume from acquisitions.

Restructuring Charges

Restructuring charges decreased $9 million, or 81.8%, to $2 million in 2017. During the 13-weeks ended April 1, 2017, net costs of $2 million were recognized related to initiatives launched in late 2016 to centralize certain field procurement and replenishment activities, and reduced corporate and administrative costs.

During the 13-weeks ended April 2, 2016, we incurred a net charge of $8 million associated with our efforts to streamline our field organization model and close the Baltimore, Maryland distribution facility. We also recorded $3 million of costs related to a lease termination settlement.

Operating Expenses

Operating expenses, comprised of Distribution, selling, and administrative costs and Restructuring charges, increased $40 million or 4.6% to $915 million. Operating expenses as a percent of Net sales were 15.8% in 2017, up from 15.6% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income decreased $8 million, or 9.4%, to $77 million in 2017. Operating income as a percent of Net sales was 1.3% in 2017, down from 1.5% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Interest Expense—Net

Interest expense—net was $29 million lower primarily due to the redemption of substantial debt with our 2016 initial public offering proceeds, and the defeasance and refinancing of certain other debt during 2016.

Income Tax Provision

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the change in relative income in each jurisdiction.

We released the valuation allowance against our federal net deferred tax assets and certain of our state net deferred tax assets in the  13-weeks ended October 1, 2016, as we determined it was more likely than not that the deferred tax assets would be realized. We maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period, or the utilization of which are subject to limitation. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years, forecasted earnings, and a reduction of uncertainty regarding forecasted earnings as a result of developments in certain customer and strategic initiatives during the 13-weeks ended October 1, 2016.

The effective tax rate for the 13-weeks ended April 1, 2017 of 23% varied from the 35% federal statutory rate primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate for the 13-weeks ended April 2, 2016 of 6% varied from the 35% federal statutory rate primarily as a result of a $6 million decrease in the valuation allowance. The decrease in the valuation allowance during the 13-weeks ended April 2, 2016, was primarily related to a reduction of net deferred tax assets resulting from the estimated ordinary income used to determine the estimated annual effective tax rate for the full fiscal year.

Net Income

Our Net income was $27 million in 2017 as compared to $13 million in 2016. The improvement in net income was primarily due to the relevant factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements.

Indebtedness

We have scheduled debt maturities during the next five years and a substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital, and capital expenditures. As of April 1, 2017, we had $3,855 million in aggregate indebtedness outstanding, net of $20 million of unamortized deferred financing costs.

Our primary financing sources for working capital and capital expenditures are the ABL Facility and the 2012 ABS Facility. As of April 1, 2017, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $1,005 million, of which $933 million was available based on our borrowing base, all of which was secured.

The ABL Facility provides for loans of up to $1,300 million, with its capacity limited by borrowing base calculations. As of April 1, 2017, we had $50 million of outstanding borrowings and had issued letters of credit totaling $370 million under the ABL Facility. There was available capacity on the ABL Facility of $878 million at April 1, 2017, based on the borrowing base calculation.

Under the 2012 ABS Facility, USF sells—on a revolving basis—its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary. This subsidiary, in turn, grants to the administrative agent, for the benefit of the lenders, a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). See Note 5, Accounts Receivable Financing Program, in our consolidated financial statements. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $675 million at April 1, 2017. At its option, USF can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $55 million at April 1, 2017, based on the borrowing base calculation.

The Amended and Restated 2016 Term Loan had outstanding borrowings, of $2,171 million as of April 1, 2017, net of $13 million of unamortized deferred financing costs. On February 17, 2017, the Amended and Restated 2016 Term Loan was further amended, whereby the interest rate spread on outstanding borrowings was reduced 25 basis points and fixed at an alternative base rate (as defined in USF’s credit agreements) plus 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.75%, with a LIBOR floor of 0.75%.

As of April 1, 2017, we had $593 million outstanding of 2016 Senior Notes, net of $7 million of unamortized deferred financing costs. The 2016 Senior Notes bear interest of 5.875% and mature on June 15, 2024. On or after June 15, 2019, the 2016 Senior Notes are redeemable, at USF’s option, in whole or in part at a price of 102.938% of their remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the 2016 Senior Notes declines to 101.469% and 100.0%, respectively, of their remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the 2016 Senior Notes may be redeemed with the aggregate proceeds from equity offerings, as defined in the 2016 Senior Notes indenture, at a redemption premium of 105.875%.

In January 2015, USF entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in taxable demand revenue bonds (the “TRBs”) that provide certain tax incentives related to the construction of a new distribution facility. As of April 1, 2017, $22 million has been drawn on the TRBs. As of April 1, 2017, USF also had $333 million of obligations under capital leases for transportation equipment and building leases.

USF’s 2012 ABS Facility matures on September 30, 2018. We intend to restructure or refinance the 2012 ABS Facility on or before September 30, 2017. The Amended and Restated Term Loan and the 2016 Senior Notes, mature in 2023 and 2024 with scheduled principal payments of $2.1 billion and $600 million, respectively.  As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of USF’s indebtedness, see Note 10, Debt, in our consolidated financial statements.

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

From time to time, we repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our leverage. These actions may include open market repurchases, negotiated repurchases, and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, our debt trading levels, our cash position, and other considerations.

USF’s credit facilities, loan agreements, and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of April 1, 2017, USF had $515 million of restricted payment capacity under these covenants, and approximately $2,060 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. Our ability to refinance our indebtedness on favorable terms—or at all—is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of its assets. This, in turn, relies on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of April 1, 2017, we were in compliance with all of our debt covenants.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	13-Weeks Ended
	April 1, 2017	April 2, 2016
	(in millions)*
Net income	$27	$13
Changes in operating assets and liabilities - net of business acquisitions	(34)	17
Other adjustments	129	107
Net cash provided by operating activities	122	137
Net cash used in investing activities	(132)	(81)
Net cash provided by (used in) financing activities	31	(432)
Net increase (decrease) in cash and cash equivalents	21	(376)
Cash and cash equivalents, beginning of period	131	518
Cash and cash equivalents, end of period	$152	$142

(*) Amounts may not add due to rounding.

Operating Activities

Cash flows provided by operating activities decreased $15 million to $122 million for the 13-weeks ended April 1, 2017. The benefits of lower interest in 2017, were offset by increased working capital investment and the timing of payments for certain information technology services.

Investing Activities

Cash flows provided by investing activities for the 13-weeks in 2017 and 2016 reflects our strategy to selectively pursue acquisitions to accelerate our growth. During the 13-weeks ended April 1, 2017, business acquisitions included a broadline distributor and a specialty distributor. Total consideration consisted of cash of approximately $62 million. Cash spending on property and equipment was up from the prior year primarily due to investments in information technology and the timing of payments for certain fleet assets acquired at the end of 2016.

During the 13-weeks ended April 2, 2016, we purchased a broadline distributor for approximately $39 million. We also purchased a noncontrolling interest of approximately $8 million in a technology company that provides point-of-sale business intelligence to restaurants, and serves our sales initiatives. Approximately $37 million of purchases were made on property and equipment.

We expect total capital additions in 2017 to be between $330 million and $350 million, inclusive of approximately $100 million in fleet capital leases. We expect to fund our capital expenditures primarily with available cash or cash generated from operations.

Financing Activities

Cash flows provided by financing activities of $31 million in the 13-weeks ended April 1, 2017 included $50 million of net borrowings on our working capital credit facilities, partially offset by $19 million of scheduled payments on non-revolving debt and capital leases.

Cash flows used in financing activities of $432 million for the 13-weeks ended April 2, 2016 included a $666 million one-time special cash distribution to our shareholders, of which $657 million was paid to the Sponsors. We funded the distribution through a $75 million borrowing under the 2012 ABS Facility, a $239 million borrowing under the ABL Facility, and $352 million in available cash. We also made $79 million of net payments on debt and capital leases.

Retirement Plans

We maintain a qualified retirement plan and a nonqualified retirement plan that pay benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement health and welfare plans that provide benefits for eligible retirees and their dependents. We contributed $10 million to the defined benefit and other postretirement plans during both 13-week periods ended April 1, 2017 and April 2, 2016. We expect to contribute a total of $36 million to the USF-sponsored pension plans and other postretirement plans in fiscal year 2017.

Certain employees are eligible to participate in USF’s defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may match participant contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum matching contribution of 4%. Our contributions to this plan were $12 million for both 13-week periods ended April 1, 2017 and April 2, 2016.

We also contribute to various multiemployer pension plans under certain collective bargaining agreements. Our contributions to these plans were $9 million and $8 million for the 13-weeks ended April 1, 2017 and April 2, 2016, respectively.

Off-Balance Sheet Arrangements

We entered into $61 million in letters of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $306 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $3 million in letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2016 Annual Report for our contractual cash obligations as of December 31, 2016. There have been no material changes to our specified contractual obligations through April 1, 2017.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 of our 2016 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the 13-weeks ended April 1, 2017.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements in our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) for information related to new accounting standards.

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

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates, based on LIBOR or the alternate base rate, as defined in USF’s credit agreements. Accordingly, we will be exposed to fluctuations in interest rates. A 1% change in LIBOR and the prime rate would cause the interest expense on USF’s $2.9 billion of floating rate debt to change by approximately $29 million per year (see Note 10, Debt in our consolidated financial statements). This change does not consider the LIBOR floor of 0.75% on $2.2 billion in principal of USF’s variable rate term loan.

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of April 1, 2017, we had diesel fuel forward purchase commitments totaling $89 million through June 2018. These locked in approximately 60% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $7 million in additional fuel cost on such uncommitted volumes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to Company management—including our Chief Executive Officer and Chief Financial Officer—as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 17, Commitments and Contingencies in our consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors disclosed in Part I, Item 1A, of our 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

4.1

Third Amendment to the Credit Agreement, dated as of February 17, 2017, among US Foods, Inc., Citicorp North America, Inc. and the lenders and other financial institutions party thereto, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on February 17, 2017.

10.1§

Offer Letter, dated January 26, 2017, by and between US Foods, Inc. and Dirk J. Locascio, incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (File No. 001-37786) filed with the SEC on February 28, 2017.

10.2§

Severance Agreement, dated February 6, 2017, by and between US Foods, Inc. and Dirk J. Locascio, incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (File No. 001-37786) filed with the SEC on February 28, 2017.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.
§	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date: May 9, 2017	By:	/s/ PIETRO SATRIANO
Pietro Satriano
President and Chief Executive Officer

Date: May 9, 2017	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer