Form 10-Q
period 2017-07-01
US Foods Holding Corp.
filed 2017-08-09
CIK 1665918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

223,814,607 shares of common stock were outstanding as of July 28, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 1, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,972	$131,090
Accounts receivable, less allowances of $24,683 and $25,388	1,366,470	1,226,032
Vendor receivables, less allowances of $2,907 and $1,819	156,596	105,542
Inventories—net	1,236,167	1,223,037
Prepaid expenses	80,754	72,650
Assets held for sale	21,638	21,039
Other current assets	9,926	9,781
Total current assets	3,021,523	2,789,171
PROPERTY AND EQUIPMENT—Net	1,786,657	1,767,611
GOODWILL	3,957,166	3,908,484
OTHER INTANGIBLES—Net	363,237	386,881
DEFERRED TAX ASSETS	30,984	34,405
OTHER ASSETS	48,529	57,898
TOTAL ASSETS	$9,208,096	$8,944,450
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$161,781	$142,712
Accounts payable	1,526,190	1,294,796
Accrued expenses and other current liabilities	421,192	455,815
Current portion of long-term debt	103,903	75,962
Total current liabilities	2,213,066	1,969,285
LONG-TERM DEBT	3,623,397	3,705,751
DEFERRED TAX LIABILITIES	404,444	380,835
OTHER LONG-TERM LIABILITIES	333,731	350,929
Total liabilities	6,574,638	6,406,800
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—600,000 shares authorized; 223,801 and 220,929 issued and outstanding as of July 1, 2017 and December 31, 2016, respectively	2,238	2,209
Additional paid-in capital	2,792,232	2,791,264
Accumulated deficit	(44,186)	(136,460)
Accumulated other comprehensive loss	(116,826)	(119,363)
Total shareholders’ equity	2,633,458	2,537,650
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,208,096	$8,944,450

See Notes to Consolidated Financial Statements (Unaudited)

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except share and per share data)

	13-Weeks Ended		26-Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
NET SALES	$6,158,654	$5,806,758	$11,947,079	$11,399,907
COST OF GOODS SOLD	5,104,605	4,772,721	9,901,722	9,406,102
Gross profit	1,054,049	1,034,037	2,045,357	1,993,805
OPERATING EXPENSES:
Distribution, selling and administrative costs	927,771	922,240	1,840,682	1,786,554
Restructuring charges	704	13,360	2,577	24,137
Total operating expenses	928,475	935,600	1,843,259	1,810,691
OPERATING INCOME	125,574	98,437	202,098	183,114
INTEREST EXPENSE — Net	41,003	70,245	82,889	140,804
LOSS ON EXTINGUISHMENT OF DEBT	—	42,149	—	42,149
Income (loss) before income taxes	84,571	(13,957)	119,209	161
INCOME TAX PROVISION (BENEFIT)	19,113	(565)	26,935	242
NET INCOME (LOSS)	65,458	(13,392)	92,274	(81)
OTHER COMPREHENSIVE INCOME (LOSS) — Net of tax:
Changes in retirement benefit obligations, net of income tax	1,880	(18,876)	2,537	(16,243)
COMPREHENSIVE INCOME (LOSS)	$67,338	$(32,269)	$94,811	$(16,324)
NET INCOME (LOSS) PER SHARE
Basic	$0.29	$(0.07)	$0.42	$—
Diluted	$0.29	$(0.07)	$0.41	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	222,754,030	190,077,211	222,059,022	179,599,467
Diluted	226,791,449	190,077,211	226,557,430	179,599,467
DISTRIBUTION DECLARED AND PAID
Distribution declared and paid per share (Note 12)	$—	$—	$—	$3.94

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	26-Weeks Ended
	July 1, 2017	July 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$92,274	$(81)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	213,792	207,947
Gain on disposal of property and equipment	(221)	(7,511)
Asset impairment charges	—	125
Loss on extinguishment of debt	—	42,149
Amortization and write-off of deferred financing costs	2,358	4,866
Amortization of Senior Notes original issue premium	—	(1,664)
Insurance proceeds relating to operating activities	—	7,083
Insurance benefit in net loss	—	(7,083)
Deferred tax provision	18,075	234
Share-based compensation expense	8,553	9,667
Provision for doubtful accounts	8,975	5,991
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(188,565)	(77,336)
Decrease (increase) in inventories	4,179	(62,606)
(Increase) decrease in prepaid expenses and other assets	(20,660)	6,303
Increase in accounts payable and bank checks outstanding	276,493	275,484
Decrease in accrued expenses and other liabilities	(46,807)	(102,155)
Net cash provided by operating activities	368,446	301,413
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(134,808)	(94,938)
Proceeds from sales of property and equipment	1,679	8,665
Purchases of property and equipment	(107,967)	(66,743)
Proceeds from redemption of industrial revenue bonds	22,139	—
Investment in Avero, LLC	—	(7,658)
Net cash used in investing activities	(218,957)	(160,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	1,117,267	1,410,994
Proceeds from debt refinancings	—	2,213,803
Principal payments on debt and capital leases	(1,212,792)	(3,208,276)
Repayment of industrial revenue bonds	(22,139)	—
Redemption of Old Senior Notes	—	(1,376,927)
Payment for debt financing costs and fees	(426)	(25,629)
Proceeds from initial public offering	—	1,113,799
Cash distribution to shareholders	—	(666,332)
Contingent consideration paid for business acquisition	(5,000)	—
Proceeds from employee share purchase plan	7,729	—
Proceeds from exercise of stock options	10,944	—
Tax withholding payments for net share-settled equity awards	(25,693)	—
Proceeds from common stock sales	—	2,850
Common stock and share-based awards settled	(497)	(7,417)
Net cash used in financing activities	(130,607)	(543,135)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,882	(402,396)
CASH AND CASH EQUIVALENTS—Beginning of period	131,090	517,802
CASH AND CASH EQUIVALENTS—End of period	$149,972	$115,406
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$79,135	$137,828
Income taxes paid—net	2,862	3,708
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	17,405	12,695
Capital lease additions	60,730	63,984
Cashless exercise of equity awards	25,535	—
Contingent consideration payable for business acquisitions	4,200	6,375

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to herein as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods conducts all of its operations through its wholly owned subsidiary US Foods, Inc. and its subsidiaries (collectively “USF”). All of the Company’s indebtedness, as further described in Note 10, Debt, is an obligation of USF. US Foods is a Delaware corporation formed, and formerly controlled by, investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”). CD&R and KKR are collectively referred to herein as the “Sponsors”. As discussed in Note 12, Related Party Transactions, the Sponsors no longer retain a controlling interest in the Company.

Initial Public Offering—On June 1, 2016 the Company closed its initial public offering (“IPO”) selling 51,111,111 shares of common stock for a cash offering price of $23.00 per share ($21.9075 per share net of underwriter discounts and commissions and before offering expenses).  In June 2016, the net proceeds of the IPO were used to redeem $1,090 million principal of USF’s 8.5% Senior Notes due June 30, 2019 (the “Old Senior Notes”), and pay the related $23 million early redemption premium.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This ASU should be applied prospectively to an award modified on or after the adoption date. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2017, with early adoption permitted. The Company does not expect the provisions of the new standard to materially affect its financial position or results of operations.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2017, with early adoption permitted. The Company does not expect the provisions of the new standard to materially affect its financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendment also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new standard is not expected to materially affect the Company’s financial position or results of operations, as the fair value of the Company’s reporting unit exceeded its carrying value by a substantial margin based on the fiscal 2016 impairment analysis for goodwill.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2017, with early adoption permitted. This ASU should be applied using a retrospective transition method to each period presented. The Company is currently reviewing the provisions of the new standard, but does not expect it to have a material impact on its financial statements as restricted cash is not material.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward looking, expected loss model to estimate credit losses.  It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances.  This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2019, with early adoption permitted. The Company does not expect the provisions of the new standard to materially affect its financial position or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will be introduced into the FASB’s ASC as Topic 606. Topic 606, as amended, replaces Topic 605, the previous revenue recognition guidance. The new standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for the Company in the first quarter of fiscal 2018, with early adoption permitted in the first quarter of fiscal 2017. The new standard permits two implementation approaches, one requiring full retrospective application of the new standard with restatement of prior years, and one requiring modified retrospective application of the new standard with disclosure of significant changes in the results under the new versus old standards.

During the first half of 2017, the Company completed the review of its contract portfolio and adoption impact assessment.  Based upon our review, we believe the impacts are limited to the capitalization of direct and incremental contract acquisition costs, which have not historically been material. Under the current guidance, most of these costs are expensed as incurred.  Under the new standard, these costs will be capitalized on our Consolidated Balance Sheets and amortized on a systematic basis over the expected contract term. During the remainder of 2017, we will continue our adoption effort by implementing relevant policies and procedures to meet the new accounting, reporting and disclosure requirements of ASC 606 and will update our internal controls accordingly.  We will also review new contracts entered into throughout the year.  The Company does not believe there are any significant barriers to implementation of the new standard, plans to adopt the standard in the first quarter of fiscal 2018, and, preliminarily, expects to use the full retrospective method. However, our method is subject to change as we finalize our adoption related documentation.

3.	BUSINESS ACQUISITIONS

Acquisitions during the 26-weeks ended July 1, 2017 included (1) the stock of Riverside Food Distributors, LLC, d/b/a F. Christiana and Co., a broadline distributor, acquired in June; (2) the stock of FirstClass Foods-Trojan, Inc., d/b/a FirstClass Foods, a meat processor, acquired in April; (3) certain assets of SRA Foods. Inc., a meat processor and distributor, acquired in March; and (4) certain assets of All American Foods, a broadline distributor, acquired in February. Total consideration consisted of cash of approximately $135 million.  In fiscal 2017, the Company also paid a minor purchase price adjustment related to a 2016 business acquisition.

Acquisitions during fiscal 2016 included (1) the stock of Bay-N-Gulf, Inc., d/b/a Save On Seafood, a seafood processor and distributor, acquired in October; (2) certain assets of Jeraci Food Distributors, Inc., an Italian specialty distributor, acquired in October; (3) the stock of Fresh Unlimited, Inc., d/b/a Freshway Foods, a produce processor, repacker, and distributor, acquired in June; and (4) certain assets of Cara Donna Provisions Co., Inc. and Cara Donna Properties LLC, a broadline distributor, acquired in March. Total consideration consisted of cash of approximately $123 million.

Business acquisitions periodically provide for contingent consideration, including earnout agreements in the event certain operating results are achieved, which are generally over a one-year period, from the respective dates of such acquisitions. During fiscal 2017, the Company paid approximately $6 million of earnout contingent consideration related to a 2016 business acquisition, of which, $5 million was included as part of the fair value of the acquisition date assets and liabilities, and is reflected in the Company’s Consolidated Statement of Cash Flows in Cash flows from financing activities. As of July 1, 2017, aggregate contingent consideration outstanding for business acquisitions was approximately $8 million, including approximately $2 million for the estimated fair value of earnout liabilities.

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

The following table summarizes the estimated purchase price allocation for the 2017 and 2016 business acquisitions as follows (in thousands):

	July 1,	December 31,
	2017	2016
Accounts receivable	$12,048	$22,871
Inventories	17,345	9,493
Other current assets	724	732
Property and equipment	22,373	24,119
Goodwill	49,129	32,570
Other intangible assets	51,450	64,130
Accounts payable	(5,867)	(16,216)
Accrued expenses and other current liabilities	(5,271)	(12,173)
Deferred income taxes	(7,346)	—
Long-term debt	—	(2,514)
Cash paid for acquisitions	$134,585	$123,012

4.	INVENTORIES

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

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO, or date of acquisition in the case of a business acquisition, where applicable. At July 1, 2017 and December 31, 2016, the LIFO balance sheet reserves were $156 million and $116 million, respectively. As a result of changes in LIFO reserves, Cost of goods sold increased $30 million and decreased $7 million, for the 13-weeks ended July 1, 2017 and July 2, 2016, respectively, and increased $40 million and decreased $18 million, for the 26-weeks ended July 1, 2017 and July 2, 2016, respectively.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under the Credit and Security Agreement, dated as of August 27, 2012, as amended (the “2012 ABS Facility”), USF sells—on a revolving basis—its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders, as required under the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at July 1, 2017 or December 31, 2016. Included in the Company’s accounts receivable balance as of July 1, 2017 and December 31, 2016 was $1,027 million and $923 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 10, Debt, for a further description of the 2012 ABS Facility.

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

The changes in Assets held for sale for the 26-weeks ended July 1, 2017 were as follows (in thousands):

Balance at December 31, 2016	$21,039
Transfers in	599
Balance at July 1, 2017	$21,638

During the second quarter of 2017, an operating facility was closed and reclassified into Assets held for sale. Operations of the closed facility were transferred to a recently acquired facility.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the respective lease or the estimated useful lives of the assets. At July 1, 2017 and December 31, 2016, Property and equipment-net included accumulated depreciation of $1,837 million and $1,724 million, respectively. Depreciation expense was $70 million and $66 million for the 13-weeks ended July 1, 2017 and July 2, 2016, respectively, and $139 million and $131 million for the 26-weeks ended July 1, 2017 and July 2, 2016, respectively.

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

Customer relationships and Noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and Noncompete agreements are amortized over the estimated useful lives (two to ten years). Amortization expense was $36 million and $39 million for the 13-weeks ended July 1, 2017 and July 2, 2016, respectively, and $75 million and $77 million for the 26-weeks ended July 1, 2017 and July 2, 2016, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Goodwill	$3,957,166	$3,908,484
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$1,442,099	$1,393,799
Accumulated amortization	(1,334,908)	(1,260,011)
Net carrying value	107,191	133,788
Noncompete agreements—amortizable:
Gross carrying amount	3,950	800
Accumulated amortization	(704)	(507)
Net carrying value	3,246	293
Brand names and trademarks—not amortizing	252,800	252,800
Total Other intangibles—net	$363,237	$386,881

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

The Company’s assets and liabilities measured at fair value on a recurring basis as of July 1, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds
Balance at July 1, 2017	$48,200	$—	$—	$48,200
Balance at December 31, 2016	$31,600	$—	$—	$31,600
Contingent consideration payable for business acquisitions
Balance at July 1, 2017	$—	$—	$2,375	$2,375
Balance at December 31, 2016	$—	$—	$9,775	$9,775

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

Contingent Consideration Payable for Business Acquisitions

In addition to the $6 million paid in fiscal 2017 discussed in Note 3, Business Acquisitions, contingent consideration may be paid under earnout agreements for certain other 2016 business acquisitions, primarily in the event certain operating results are achieved, generally over a one-year period, from the respective dates of such acquisitions. The amounts included in the above table, classified under Level 3 within the fair value hierarchy, represent the estimated fair value of the earnout liability for the respective periods. We estimate the fair value of earnout liabilities based on financial projections of the acquired companies and estimated probability of achievement. Changes in fair value resulting from changes in the estimated amount of contingent consideration are included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss).

Other Fair Value Measurements

The carrying value of cash, restricted cash, Accounts receivable, Bank checks outstanding, Accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

The fair value of USF’s total debt approximated $3.8 billion as of July 1, 2017 and December 31, 2016, as compared to its carrying value of $3.7 billion and $3.8 billion as of July 1, 2017 and December 31, 2016, respectively. The July 1, 2017 and December 31, 2016 fair value of USF’s 5.875% unsecured Senior Notes due June 15, 2024 (the “2016 Senior Notes”), estimated at $0.6 billion, at the end of each period, was classified under Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of USF’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of USF’s overall credit risk.

10.	DEBT

Total debt consisted of the following (in thousands):

Debt Description	Maturity	Interest rate at July 1, 2017	July 1, 2017	December 31, 2016
ABL Facility	October 20, 2020	—	$—	$30,000
2012 ABS Facility	September 30, 2018	2.20%	620,000	645,000
Amended and Restated 2016 Term Loan (net of $12,105 and $13,318 of unamortized deferred financing costs)	June 27, 2023	3.98	2,165,895	2,175,682
2016 Senior Notes (net of $6,707 and $7,185 of unamortized deferred financing costs)	June 15, 2024	5.88	593,293	592,815
Obligations under capital leases	2018–2025	2.36 - 6.18	338,044	305,544
Other debt	2018–2031	5.75 - 9.00	10,068	32,672
Total debt			3,727,300	3,781,713
Current portion of long-term debt			(103,903)	(75,962)
Long-term debt			$3,623,397	$3,705,751

At July 1, 2017, $941 million of the carrying value of total debt was at a fixed rate and $2,786 million was at a floating rate. As discussed in Note 19, Subsequent Events, on August 1, 2017, USF entered into interest rate swap agreements that fixed the interest rate on $1.1 billion of principal of the Amended and Restated 2016 Term Loan. After considering the effect of the interest rate swaps, $2,035 million of the carrying value of total debt was at a fixed rate and $1,692 million was at a floating rate.

Following is a description of each of USF’s debt instruments outstanding as of July 1, 2017:

Revolving Credit Agreement—The Amended and Restated ABL Credit Agreement, dated October 20, 2015, as amended, is USF’s asset backed senior secured revolving loan facility (the “ABL Facility”) and provides for loans under its two tranches: ABL Tranche A-1 and ABL Tranche A, with its capacity limited by a borrowing base. The maximum borrowing available is $1,300 million, with ABL Tranche A-1 at $100 million, and ABL Tranche A at $1,200 million.

As of July 1, 2017, USF had no outstanding borrowings, but had issued letters of credit totaling $378 million under the ABL Facility. Outstanding letters of credit included: (1) $60 million issued to secure USF’s obligations with respect to certain facility leases, (2) $315 million issued in favor of certain commercial insurers securing USF’s obligations with respect to its self-insurance program, and (3) $3 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $922 million at July 1, 2017. As of July 1, 2017, on Tranche A-1 borrowings, USF can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in USF’s credit agreements, plus 1.50% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.50%. On Tranche A borrowings, USF can periodically elect to pay interest at ABR plus 0.25% or LIBOR plus 1.25%. The ABL Facility also carries letter of credit fees of 1.25% and an unused commitment fee of 0.25%.

Accounts Receivable Financing Program—Under the 2012 ABS Facility, USF sells—on a revolving basis—its eligible receivables to the Receivables Company. See Note 5, Accounts Receivable Financing Program.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $620 million at July 1, 2017. USF, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $110 million at July 1, 2017 based on eligible receivables as collateral. The portion of the 2012 ABS Facility held by the lenders who fund the 2012 ABS Facility with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper plus 1.00%, and an unused commitment fee of 0.35%. The portion of the 2012 ABS Facility held by lenders that do not fund the 2012 ABS Facility with commercial paper bears interest at LIBOR plus 1.00%, and an unused commitment fee of 0.35%.

Amended and Restated 2016 Term Loan Agreement—The Amended and Restated 2016 Term Loan Credit Agreement, dated June 27, 2016, as amended (the “Amended and Restated 2016 Term Loan”), consists of a senior secured term loan with a carrying value of $2,166 million at July 1, 2017, net of $12 million of unamortized deferred financing costs.

On February 17, 2017, the Amended and Restated 2016 Term Loan was further amended, whereby the interest rate spread on outstanding borrowings was reduced 25 basis points and fixed at ABR plus 1.75% or LIBOR plus 2.75%, with a LIBOR floor of 0.75%, based on USF’s periodic election. USF determined the terms of the February 17, 2017 amendment were not substantially different from the previous terms of the Amended and Restated 2016 Term Loan, for continuing lenders, and therefore substantially all of the transaction was accounted for as a debt modification. The Company recorded the $0.4 million of third party costs related to the February 17, 2017 amendment, and a write-off of $0.2 million of unamortized deferred financing costs related to non-continuing lenders, in interest expense.  Unamortized deferred financing costs of $13 million were carried forward and will be amortized through June 27, 2023, the maturity date of the Amended and Restated 2016 Term Loan.

Principal repayments of $5.5 million are payable quarterly with the balance due at maturity. The debt may require mandatory repayments if certain assets are sold, as defined in the agreement. The interest rate for all borrowings was 3.98%—LIBOR of 1.23% plus 2.75%—at July 1, 2017.

2016 Senior Notes—The 2016 Senior Notes due 2024, with a carrying value of $593 million at July 1, 2017, net of $7 million of unamortized deferred financing costs, bear interest at 5.875%. On or after June 15, 2019, this debt is redeemable, at USF’s option, in whole or in part at a price of 102.938% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On June 15, 2020 and June 15, 2021, the optional redemption price for the debt declines to 101.469% and 100.0%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the debt may be redeemed with the aggregate proceeds from equity offerings, as defined in the Indenture, dated June 27, 2016, as supplemented, at a redemption premium of 105.875%.

Other Debt–Obligations under capital leases of $338 million at July 1, 2017, consist of amounts due for transportation equipment and building leases. Other debt of $10 million at July 1, 2017 consists primarily of various state industrial revenue bonds.

2016 Debt Transactions and Loss on Extinguishment

As discussed in Note 1, Overview and Basis of Presentation, net proceeds from the June 2016 US Foods IPO were used to redeem the majority of USF’s Old Senior Notes. In June 2016, USF also entered into a series of transactions to refinance its term loan and redeem the remainder of its Old Senior Notes.

The debt redemption and refinancing transactions resulted in a loss on extinguishment of debt of $42 million, consisting of fees paid to debt holders, third party costs, the write off of certain pre-existing unamortized debt issuance costs, an early redemption premium, and the write-off of an unamortized issue premium.

Security Interests

Substantially all of USF’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories and tractors and trailers owned by USF. Additionally, the ABL Facility has a third priority interest in the assets pledged under the 2012 ABS Facility and a second priority interest in the assets pledged under the Amended and Restated 2016 Term Loan. USF’s obligations under the Amended and Restated 2016 Term Loan are secured by all of the capital stock of its subsidiaries, each of the direct and indirect wholly owned domestic subsidiaries—as defined in the agreements—and are secured by substantially all assets of USF and its subsidiaries not pledged under the 2012 ABS Facility or the ABL Facility. Additionally, the Amended and Restated 2016 Term Loan has a second priority interest in the assets pledged under the ABL Facility and the 2012 ABS Facility.

Restrictive Covenants

USF’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of July 1, 2017, USF had $560 million of restricted payment capacity under these covenants, and approximately $2,074 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

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

11.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the 26-weeks ended July 1, 2017 (in thousands):

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 31, 2016	$22,596	$865	$23,461
Current period charges	4,032	—	4,032
Change in estimate	(1,199)	(256)	(1,455)
Payments and usage—net of accretion	(13,879)	(109)	(13,988)
Balance at July 1, 2017	$11,550	$500	$12,050

The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs.

During the 26-weeks ended July 1, 2017, the Company incurred a net charge of $3 million for Severance and Related Costs associated with its efforts to streamline its corporate back office organization and centralize replenishment activities.

During the 26-weeks ended July 2, 2016, the Company incurred a net charge of $21 million associated with its efforts to streamline its field organization model and close its Baltimore, Maryland distribution facility. The Company also recorded $3 million in Facility Closing Costs related to a lease termination settlement.

12.	RELATED PARTY TRANSACTIONS

On May 17, 2017 and January 31, 2017, the Company closed on follow-on offerings of its common stock held primarily by investment funds associated with the Sponsors. A total of 87,400,000 shares were sold; however, the Company did not receive any proceeds from the offerings. Each Sponsor’s interest in the Company’s common stock was reduced to approximately 18% as of May 17, 2017.  In accordance with terms of the registration rights agreement with the Sponsors, the Company incurred approximately $3 million of expenses in connection with the follow-on offerings, approximately $1 million of which was incurred in 2016. Underwriting discounts and commissions were paid by the selling shareholders.

KKR Capital Markets LLC (“KKR Capital Markets”), an affiliate of KKR, received a de minimis fee for services rendered in connection with the February 2017 amendment of the Amended and Restated 2016 Term Loan. Additionally, KKR Capital Markets received underwriter discounts and commissions of $5 million in connection with the Company’s IPO, and $1 million for services rendered in connection with the June 2016 USF debt refinancing transactions. Investment funds or accounts managed or advised by an affiliate of KKR held approximately 1% of the Company’s outstanding debt as of July 1, 2017.

The Company was previously a party to consulting agreements with each of the Sponsors pursuant to which each Sponsor provided the Company with ongoing consulting and management advisory services and received fees and reimbursement of related out of pocket expenses. For the 13-week and 26-week periods ended July 2, 2016, the Company recorded $2 million and $5 million, respectively, in fees and expenses, in the aggregate. On June 1, 2016, the agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million.  All fees and expenses paid to the Sponsors, including the termination fees, are reported in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss).

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

The Company has defined benefit and defined contribution retirement plans for its employees, and provides certain health care benefits to eligible retirees and their dependents. The components of net periodic benefit costs for pension and other postretirement benefits, for Company sponsored plans, are provided below (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Benefits
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Components of Net periodic benefit costs
Service cost	$506	$959	$9	$10
Interest cost	10,139	10,413	72	74
Expected return on plan assets	(11,964)	(11,927)	—	—
Amortization of prior service cost	34	40	2	1
Amortization of net loss (gain)	1,050	2,268	(13)	(18)
Settlements	2,000	750	—	—
Net periodic benefit costs	$1,765	$2,503	$70	$67

	26-Weeks Ended
	Pension Benefits		Other Postretirement Benefits
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Components of Net periodic benefit costs
Service cost	$1,012	$1,925	$19	$19
Interest cost	20,277	20,230	144	148
Expected return on plan assets	(23,928)	(24,148)	—	—
Amortization of prior service cost	69	79	3	3
Amortization of net loss (gain)	2,101	4,128	(26)	(36)
Settlements	2,000	1,500	—	—
Net periodic benefit costs	$1,531	$3,714	$140	$134

In the second quarter of 2017, the Company approved a plan amendment to offer voluntary lump sum settlement payments to certain former employees participating in the Company sponsored defined benefit plan.  The plan amendment is expected to be finalized and communicated to relevant participants in the third quarter of 2017. Lump sum settlement payments are estimated at approximately $100 million, based on the expected participation rate, and will be paid from pension plan assets.  As a result of the plan amendment, the Company expects to incur non-cash settlement charges of approximately $30 million in fiscal year 2017, including approximately $25 million in the fourth quarter, when the lump sum settlements are expected to be paid. Settlement charges are included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss).

The Company contributed $36 million to its defined benefit and other postretirement plans during both 26-week periods ended July 1, 2017 and July 2, 2016. The Company has funded all required contributions to the Company-sponsored pension plans for fiscal year 2017.

The Company’s employees are eligible to participate in a Company sponsored defined contribution 401(k) Plan which provides for Company matching on the participant’s contributions of up to 100% of the first 3% of participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. The Company’s contributions to this plan were $11 million and $10 million for the 13-weeks ended July 1, 2017 and July 2, 2016, respectively, and $23 million and $22 million for the 26-weeks ended July 1, 2017 and July 2, 2016, respectively.

The Company also contributes to numerous multiemployer pension plans under the terms of certain of its collective bargaining agreements that cover its union-represented employees. The Company does not administer these multiemployer pension plans. The Company’s contributions to these plans were $9 million and $8 million for the 13-week periods ended July 1, 2017 and July 2, 2016, respectively, and $17 million and $16 million for the 26-week periods ended July 1, 2017 and July 2, 2016, respectively.

14.	EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the 13-week and 26-week periods ended July 2, 2016 were insignificant and did not materially impact the calculation of basic or diluted EPS. The remaining non-vested restricted stock that contained non-forfeitable dividend rights vested on December 31, 2016.  As such, the Company has not computed EPS using the two-class method during fiscal 2017.

Basic EPS is computed by dividing Net income available to common stockholders by the weighted-average number of shares of common stock outstanding, which includes vested restricted shares and restricted stock units outstanding for the year.

Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. Stock options, non-vested restricted shares, non-vested restricted stock units, and employee stock purchase plan deferrals are considered potentially dilutive securities. For the 13-week and 26-week periods ended July 2, 2016, potentially dilutive share-based awards representing 10,290,392 underlying common shares were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	13-Weeks Ended		26-Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Net income (loss) (in thousands)	$65,458	$(13,392)	$92,274	$(81)
Denominator:
Weighted-average common shares outstanding	222,754,030	190,077,211	222,059,022	179,599,467
Dilutive effect of share-based awards	4,037,419	-	4,498,408	—
Weighted-average dilutive shares outstanding	226,791,449	190,077,211	226,557,430	179,599,467
Basic earnings (loss) per share	$0.29	$(0.07)	$0.42	$—
Diluted earnings (loss) per share	$0.29	$(0.07)	$0.41	$—

15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Accumulated Other Comprehensive Loss Components
Defined benefit pension and other postretirement plans:
Balance at beginning of period (1)	$(118,706)	$(71,745)	$(119,363)	$(74,378)
Reclassification adjustments:
Amortization of prior service cost(2) (3)	36	41	72	82
Amortization of net loss(2) (3)	1,037	2,250	2,075	4,092
Settlements(2) (3)	2,000	750	2,000	1,500
Prior year correction(4)	—	(21,917)	—	(21,917)
Total before income tax	3,073	(18,876)	4,147	(16,243)
Income tax provision(5)	1,193	—	1,610	—
Current period comprehensive income (loss), net of tax	1,880	(18,876)	2,537	(16,243)
Balance at end of period (1)	$(116,826)	$(90,621)	$(116,826)	$(90,621)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of Net periodic benefit costs. See Note 13, Retirement Plans for additional information.
(3)	Included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss).
(4)	Correction of a computational error related to a third quarter 2015 pension curtailment. See discussion below.
(5)	No impact in 2016 due to the Company’s full valuation allowance on its net deferred income tax assets. See Note 16, Income Taxes.

In the second quarter of 2016, the Company recorded a $22 million increase to its pension obligation, with a corresponding increase to Accumulated other comprehensive loss, to correct a computational error related to a September 30, 2015 pension plan freeze. The Company determined the error did not materially impact the financial statements for any of the periods reported.

16.	INCOME TAXES

The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.

The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 26-weeks ended July 1, 2017 and July 2, 2016 for purposes of determining its year-to-date tax provision (benefit).

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

The effective tax rate for the 13-weeks ended July 1, 2017 of 23% varied from the 35% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $14 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate for the 13-weeks ended July 2, 2016 of 4% varied from the 35% federal statutory rate, primarily as a result of a $6 million increase in the valuation allowance. The increase in the valuation allowance during the 13-weeks ended July 2, 2016 was primarily related to a reduction of the year-to-date income as compared to the 13-weeks ended April 2, 2016. Additionally, the effective tax rate for the 13-weeks ended July 2, 2016 was impacted by the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate, however, they had a significant impact on the effective tax rate on a percentage basis as compared to the pre-tax loss of $14 million for the 13-weeks ended July 2, 2016.

The effective tax rate for the 26-weeks ended July 1, 2017 of 23% varied from the 35% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $20 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate of 150% for the 26-weeks ended July 2, 2016 varied from the 35% federal statutory rate primarily, as a result of a change in the valuation allowance and the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate, however, they had a significant impact on the effective tax rate on a percentage basis as compared to the year-to-date pre-tax income of $0.2 million.

17.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business, and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of July 1, 2017, the Company had $879 million of purchase orders and purchase contract commitments, of which $803 million and $76 million pertain to products to be purchased in the remainder of fiscal year 2017 and 2018, respectively, and are not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At July 1, 2017, the Company had diesel fuel forward purchase commitments totaling $68 million through June 2018 ($35 million in 2017 and $33 million in 2018). Additionally, as of July 1, 2017, the Company had electricity forward purchase commitments totaling $6 million through December 2018. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

Legal Proceedings —The Company and its subsidiaries are parties to a number of legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted, if decided adversely to or settled by the Company—may result in liabilities material to its financial position, results of operations, or cash flows. The Company recognized provisions with respect to the proceedings, where appropriate, in the Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense attorney fees as incurred.

18.	BUSINESS INFORMATION

The Company’s consolidated results represent its one business segment based on how the Company’s chief operating decision maker—the Chief Executive Officer—views the business for purposes of evaluating performance and making operating decisions.

The Company markets and primarily distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution centers and operations. The Company’s distribution centers form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution centers. Capital projects—whether for cost savings or generating incremental revenue—are evaluated based on estimated economic returns to the organization as a whole—e.g., net present value, return on investment.

19.	SUBSEQUENT EVENTS

On July 28, 2017, the Company acquired The Thompson Company, Braunger Foods and Variety Foods, broadline distributors with aggregate annual sales of approximately $130 million, all owned and operated by TOBA Inc. This acquisition, funded with cash flows from operations, furthers our strategy to expand our market share with independent restaurants.

On August 1, 2017, the Company entered into four-year interest rate swap agreements with a notional amount of $1.1 billion, reducing to $825 million in the fourth year, effectively converting approximately half of the Amended and Restated 2016 Term Loan from a variable to a fixed rate loan. Prospectively, the Company will pay an aggregate rate of 4.47% on the notional amount covered by the interest rate swaps, comprised of 1.72% plus a spread of 2.75%. The interest rate swaps are designated as effective cash flow hedges.

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

Important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report include, among others:

•	Our ability to remain profitable during times of cost inflation/deflation, commodity volatility, and other factors
•	Industry competition and our ability to successfully compete
•	Our reliance on third-party suppliers, including the impact of any interruption of supplies or increases in product costs
•	Risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, and increases in interest rates
•	Restrictions and limitations placed on us by our agreements and instruments governing our debt
•	Any change in our relationships with group purchasing organizations
•	Any change in our relationships with long-term customers
•	Our ability to increase sales to independent restaurant customers
•	Our ability to successfully consummate and integrate acquisitions
•	Our ability to achieve the benefits that we expect from our cost savings initiatives
•	Shortages of fuel and increases or volatility in fuel costs
•	Any declines in the consumption of food prepared away from home, including as a result of changes in the economy or other factors affecting consumer confidence
•	Liability claims related to products we distribute
•	Our ability to maintain a good reputation
•	Costs and risks associated with labor relations and the availability of qualified labor
•	Changes in industry pricing practices
•	Changes in competitors’ cost structures
•	Our ability to retain customers not obligated by long-term contracts
•	Environmental, health and safety costs
•	Costs and risks associated with current and changing government laws and regulations, including environmental, health, safety, food safety, transportation, labor and employment laws and regulations
•	Technology disruptions and our ability to implement new technologies
•	Costs and risks associated with a potential cybersecurity incident
•	Our ability to manage future expenses and liabilities associated with our retirement benefits and multiemployer pension plans
•	Disruptions to our business caused by extreme weather conditions
•	Costs and risks associated with litigation
•	Changes in consumer eating habits

•	Costs and risks associated with our intellectual property protections
•	Risks associated with potential infringements of the intellectual property of others

For a detailed discussion of these risks and uncertainties, see Part I, Item 1A— “Risk Factors,” in our 2016 Annual Report, as filed with the Securities and Exchange Commission (“SEC”). All forward-looking statements made in this report are qualified by these cautionary statements. The forward-looking statements contained herein are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited consolidated financial statements and the notes thereto included in our 2016 Annual Report. This discussion of our results includes certain financial measures that are not required by—or presented in accordance with—accounting principles generally accepted in the United States of America (“GAAP”). We believe these non-GAAP measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed under Non-GAAP Reconciliations below.

Accounting Periods

We operate on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. Fiscal years 2017 and 2016 are 52-week fiscal years.

Overview

With Net sales of $23 billion in the fiscal year ended December 31, 2016, we are the second largest foodservice distributor in the United States with a 2016 market share of approximately 8%. The U.S. foodservice distribution industry is large, fragmented and growing, with total industry sales of approximately $285 billion in 2016 according to Technomic (August 2017).

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

Performance Highlights and Initiatives

Our consolidated case volume in the 13-weeks and 26-weeks ended July 1, 2017 increased 3.6% and 4.0%, respectively.  We experienced organic independent restaurant case growth and growth with other strategic customer types, as well as growth due to acquisitions. Net sales increased $352 million, or 6.1%, for the 13-weeks and $547 million, or 4.8%, for the 26-weeks ended July 1, 2017. In addition to case growth, Net sales was favorably impacted by year over year inflation, as a significant portion of our business is based on markups over cost.

Gross profit increased $20 million, or 1.9%, to $1,054 million in the 13-weeks and $51 million, or 2.6%, to $2,045 million in the 26-weeks ended July 1, 2017, primarily due to higher volume. As a percentage of Net sales, Gross profit was 17.1%, down 0.7% from 17.8% in the 13-weeks and 17.1%, down 0.4% from 17.5% in the 26-weeks ended July 1, 2017, versus the prior year.  The decrease was primarily due to the adverse impact of year over year LIFO adjustments, due to inflation experienced during 2017, as compared to deflation in 2016.

Total operating expenses decreased $8 million, or 0.9%, to $928 million in the 13-weeks ended July 1, 2017, and included benefits from the absence of a $31 million contract termination fee with our Sponsors in 2016, and lower restructuring charges due to the completion of several initiatives in 2016. These decreases were partially offset by increased wages primarily driven by volume and wage inflation.  Total operating expenses increased $32 million, or 1.8%, to $1,843 million in the 26-weeks ended July 1, 2017, primarily due to increased wages and distribution costs from higher volume and wage inflation, higher self-insurance expenses, and the absence of certain gains on asset sales and insurance recoveries in 2016. These increases were partially offset by the $31 million termination fee discussed above and lower restructuring charges.

In 2016, we launched two new initiatives, including centralization of certain field procurement and replenishment activities, and a corporate and administrative cost reduction program.  The corporate and administrative cost reduction program focused on streamlining the organization, through creating greater spans of control and expanded use of business shared services.  We expect the procurement actions to be completed in late 2017 or early 2018, with realization of benefits in product costs and logistics savings resulting from more effective management of procurement and replenishment activities.

Outlook

With favorable trends in consumer confidence and the unemployment rate, we expect positive industry growth in 2017.  General economic trends and conditions, including demographic changes, inflation, deflation, consumer confidence, and disposable income, coupled with changing tastes and preferences, influence the amount that consumers spend on food-away-from-home, which can affect our customers and, in turn, our sales. On balance, we believe that these general trends will support positive real growth in food-away-from-home consumption and the growth of foodservice industry sales, particularly in our target customer types. We expect competitive pressures to remain high and a continuation of year over year inflation in 2017. Given that a large portion of our business is based on markups over cost, sudden inflation or prolonged deflation can negatively impact our sales and gross profit.  We expect sales to our independent restaurant customers, which generally have higher margins, to continue to be an increasing proportion of our sales mix. Favorable customer mix, additional volume from acquisitions, as well as other sourcing initiatives, will also continue to contribute to our ability to expand our margins.  Additionally, we believe our investments in a common technology platform, efficient transactional and operational model, e-commerce and analytic tools that support our team-based selling approach, coupled with product innovation, have enabled us to leverage our costs, maintain our sales, and differentiate ourselves from our competitors.

We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Results of Operations

Selected Historical Results of Operations

The following table presents selected historical results of operations for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In millions)*

Consolidated Statements of Operations Data:
Net sales	$6,159	$5,807	$11,947	$11,400
Cost of goods sold	5,105	4,773	9,902	9,406
Gross profit	1,054	1,034	2,045	1,994
Operating expenses:
Distribution, selling and administrative costs	928	923	1,841	1,787
Restructuring charges	1	13	3	24
Total operating expenses	928	936	1,843	1,811
Operating income	126	98	202	183
Interest expense—net	41	70	83	141
Loss on extinguishment of debt	—	42	—	42
Income (loss) before income taxes	85	(14)	119	—
Income tax provision (benefit)	19	(1)	27	—
Net income (loss)	$65	$(13)	$92	$—
Percentage of Net Sales:
Gross profit	17.1%	17.8%	17.1%	17.5%
Distribution, selling and administrative costs	15.1%	15.9%	15.4%	15.7%
Operating expenses	15.1%	16.1%	15.4%	15.9%
Operating income	2.0%	1.7%	1.7%	1.6%
Net income (loss)	1.1%	(0.2)%	0.8%	—
Adjusted EBITDA(1)	4.6%	4.5%	4.2%	4.1%
Other Data:
Cash flows—operating activities	$246	$164	$368	$301
Cash flows—investing activities	(87)	(80)	(219)	(161)
Cash flows—financing activities	(162)	(111)	(131)	(543)
Capital expenditures	38	30	108	67
EBITDA(1)	232	161	416	349
Adjusted EBITDA(1)	286	260	501	463
Adjusted Net income(1)	85	85	125	114
Free cash flow(1)	208	134	260	234

(*)	Amounts may not add due to rounding.
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

We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because they exclude amounts that we do not consider part of our core operating results when assessing our performance. Items excluded from Adjusted EBITDA include Restructuring charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, the non-cash impact of LIFO reserve adjustments, Business transformation costs (costs associated with the redesign of systems and processes), and other items as specified in our debt agreements.

We believe that Adjusted Net income is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, amortization, interest expense, and income taxes on a consistent basis from period to period. Adjusted Net income is Net income (loss) excluding Restructuring charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, the non-cash impact of LIFO reserve adjustments, Business transformation costs (costs associated with redesign of systems and process), and other items, and is adjusted for the tax effect of the exclusions and discrete tax items. We believe that Adjusted Net income is used by investors, analysts and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted Net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In millions)*
Net income (loss)	$65	$(13)	$92	$-
Interest expense—net	41	70	83	141
Income tax provision (benefit)	19	(1)	27	-
Depreciation and amortization expense	106	105	214	208
EBITDA	232	161	416	349
Adjustments:
Sponsor fees(1)	—	33	—	36
Restructuring charges(2)	1	13	3	24
Share-based compensation expense(3)	5	5	9	10
LIFO reserve change(4)	30	(7)	40	(18)
Loss on extinguishment of debt(5)	—	42	—	42
Business transformation costs(6)	13	7	27	16
Other(7)	5	5	7	4
Adjusted EBITDA	286	260	501	463
Depreciation and amortization expense	(106)	(105)	(214)	(208)
Interest expense—net	(41)	(70)	(83)	(141)
Income tax (provision) benefit, as adjusted(8)	(54)	1	(79)	—
Adjusted Net income	$85	$85	$125	$114
Free cash flow
Cash flows from operating activities	$246	$164	$368	$301
Capital expenditures	(38)	(30)	(108)	(67)
Free cash flow	$208	$134	$260	$234
(*)	Amounts may not add due to rounding.
(1)

Consists of fees paid to the Sponsors for consulting and management advisory services. On June 1, 2016, the consulting agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million.

(2)	Consists primarily of severance and related costs and organizational realignment costs.
(3)	Share-based compensation expense for vesting of stock awards and employee share purchase plan.
(4)	Represents the non-cash impact of LIFO reserve adjustments.
(5)

Includes fees paid to debt holders, third party costs, the write off of certain pre-existing unamortized debt issuance costs and unamortized issue premium, and an early redemption premium. See Note 10, Debt.

(6)	Consists primarily of costs related to significant process and systems redesign across multiple functions.
(7)	Other includes gains, losses or charges as specified under USF’s debt agreements.
(8)

Represents our income tax provision (benefit) adjusted for the tax effect of pre-tax items excluded from Adjusted Net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and excess tax benefits associated with share-based compensation. The tax effect of pre-tax items excluded from Adjusted Net income is computed using a statutory tax rate after considering the impact of permanent differences and valuation allowances. We maintained a valuation allowance against federal and state net deferred tax assets in the 13-week and 26-week periods ended July 2, 2016. The result was an immaterial tax effect related to pre-tax items excluded from Adjusted Net income in the 13-week and 26-week periods ended July 2, 2016.

A reconciliation between the GAAP income tax (provision) benefit and the income tax (provision) benefit, as adjusted, is as follows:

	13-Weeks Ended		26-Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In millions)*
GAAP Income tax (provision) benefit	$(19)	$1	$(27)	$—
Tax impact of pre-tax income adjustments	(21)	—	(32)	—
Discrete tax items	(14)	—	(20)	—
Income tax (provision) benefit, as adjusted	$(54)	$1	$(79)	$—

                        (*) Amounts may not add due to rounding.

Comparison of Results

13-Weeks Ended July 1, 2017 and July 2, 2016

Highlights

•	Case volume increased 3.6%. Independent restaurant case volume increased 4.7%.
•	Net sales increased $352 million, or 6.1%, to $ 6,159 million.
•	Operating income increased $28 million, or 28.6%, to $126 million. As a percentage of Net sales, Operating income increased to 2.0% in 2017, compared to 1.7% in 2016.
•	Net income was $65 million in 2017, compared to a Net loss of $13 million in 2016.
•	Adjusted EBITDA increased $26 million, or approximately 10%, to $286 million. As a percentage of Net sales, Adjusted EBITDA increased to 4.6% in 2017, compared to 4.5% in 2016.

Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows their new classification. Organic growth includes growth from operating business that has been reflected in the Company’s results of operations for at least 12 months.

Net Sales

Total case growth in 2017 was 3.6%. The increase reflected growth with independent restaurants, healthcare and hospitality, and national chain customers.  Organic case volume increased 2.3% and reflected similar customer growth trends.  Independent restaurant case growth was 4.7%, with organic independent restaurant case growth contributing 3.7%.

Net sales increased $352 million, or 6.1%, to $6,159 million in 2017, comprised of a 3.6%, or $210 million, increase in case volume, and a 2.4%, or $142 million, increase in the overall rate per case.  Acquisitions increased Net sales by approximately $103 million, or 1.8%.  Sales of private brands represented approximately 34% and 33% of total Net sales in 2017 and 2016, respectively.

The overall rate per case improvement of 2.4%, compared to 2016 is mostly comprised of inflation reflecting the recovery of prices during 2017. We experienced year over year inflation in the produce, poultry, grocery, and seafood product categories, partially offset by deflation in the beef product category. Changes in product costs impact Net sales since a significant portion of our business is based on markups over cost.

Gross Profit

Gross profit increased $20 million, or 1.9%, to $1,054 million in 2017, primarily due to higher volume. As a percentage of Net sales, Gross profit decreased 0.7% from 17.8% in 2016 to 17.1% in 2017, primarily due to the adverse impact of year over year LIFO adjustments. Our LIFO method of inventory costing resulted in $30 million of expense in 2017 compared to a benefit of $7 million in 2016 driven by product inflation in 2017 compared to deflation in 2016. Inventory product categories that experienced cost inflation in 2017 included beef, pork and poultry.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $5 million, or 0.5%, to $928 million in 2017. The increase includes $23 million from salaries and wages primarily driven by wage inflation and volume.  Other factors contributing to the increase included $5 million of increases in professional services and IT-related service contracts, $5 million from fewer gains realized in 2017 from the sale of assets, $3 million of an increase repairs and maintenance expenses on a greater vehicle fleet portfolio, and $2 million of other net costs that were not individually significant. These increases were partially offset by the absence of $33 million of costs incurred under a consulting and management agreement with our Sponsors in 2016, including a $31 million contract termination fee incurred concurrently with our IPO.

As a percentage of Net sales, Distribution, selling and administrative costs decreased 0.8% to 15.1% in 2017 compared to 15.9% in 2016.  Approximately 0.5% of this decrease is attributable to the absence of the termination fee discussed above.  We also experienced improvement in the rate of Distribution, selling and administrative costs as a percent of Net sales due to Net sales inflation experienced during 2017.

Restructuring Charges

Restructuring charges decreased $12 million, or 92.3%, to $1 million in 2017. During the 13-weeks ended July 1, 2017, net costs of approximately $1 million were recognized related to initiatives launched in 2016 to centralize certain field procurement and replenishment activities, and reduce corporate and administrative costs.

During the 13-weeks ended July 2, 2016, we incurred a net charge of $13 million associated with our efforts to streamline our field organization model and close the Baltimore, Maryland distribution facility.

Operating Expenses

Operating expenses, comprised of Distribution, selling, and administrative costs and Restructuring charges, decreased $8 million or 0.9% to $928 million. Operating expenses as a percentage of Net sales were 15.1% in 2017, down from 16.1% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $28 million, or 28.6%, to $126 million in 2017. Operating income as a percent of Net sales was 2.0% in 2017, up from 1.7% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Interest Expense—Net

Interest expense—net decreased $29 million, primarily due to the redemption of substantial debt with the proceeds from our 2016 IPO, and the defeasance and refinancing of certain other debt during 2016.

Loss on Extinguishment of Debt

As discussed in Note 10, Debt, in our consolidated financial statements, we incurred a $42 million loss on extinguishment of debt in 2016 related to the June 2016 debt redemption and refinancing.

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

The effective tax rate for the 13-weeks ended July 1, 2017 of 23% varied from the 35% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $14 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate for the 13-weeks ended July 2, 2016 of 4% varied from the 35% federal statutory rate, primarily as a result of a $6 million increase in the valuation allowance. The increase in the valuation allowance during the 13-weeks ended July 2, 2016 was primarily related to a reduction of the year-to-date income as compared to the 13-weeks ended April 2, 2016. Additionally, the effective tax rate for the 13-weeks ended July 2, 2016 was impacted by the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate, however, they had a significant impact on the effective tax rate on a percentage basis as compared to the pre-tax loss of $14 million for the 13-weeks ended July 2, 2016.

Net Income (Loss)

Our Net income was $65 million in 2017 as compared to a Net loss of $13 million in 2016. The improvement in Net income was primarily due to the relevant factors discussed above.

26-Weeks Ended July 1, 2017 and July 2, 2016

Highlights

•	Case volume increased 4.0%. Independent restaurant case volume increased 4.3%.
•	Net sales increased $547 million, or 4.8%, to $11,947 million.
•	Operating income increased $19 million, or 10.4%, to $202 million. As a percentage of Net sales, Operating income increased to 1.7% in 2017, compared to 1.6% in 2016.
•	Net income was $92 million in 2017 as compared to a Net loss of $0.1 million in 2016.
•	Adjusted EBITDA increased $38 million, or approximately 8.2%, to $501 million. As a percentage of Net sales, Adjusted EBITDA increased to 4.2% in 2017, compared to 4.1% in 2016.

Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows their new classification. Organic growth includes growth from operating business that has been reflected in the Company’s results of operations for at least 12 months.

Net Sales

Total case growth in 2017 was 4.0%. The increase reflected growth with independent restaurants, healthcare and hospitality, and national chain customers.  Organic case volume increased 2.5% and reflected similar customer growth trends.  Independent restaurant case growth was 4.3%, with organic independent restaurant case growth contributing 3.2%.

Net sales increased $547 million, or 4.8% to $11,947 million in 2017, comprised of a 4.0%, or $452 million, increase in case volume, and a 0.8%, or $95 million, increase in the overall rate per case.  Acquisitions increased Net sales by approximately $178 million, or 1.6%.  Sales of private brands represented approximately 33% and 32% of total Net sales in 2017 and 2016, respectively.

The overall rate per case improvement of 0.8%, compared to 2016 is mostly comprised of inflation reflecting the recovery of prices during 2017.  We experienced year over year inflation in the seafood, poultry, cheese, and grocery product categories, partially offset by deflation in beef and dairy categories. Changes in product costs impact Net sales since a significant portion of our business is based on markups over cost.

Gross Profit

Gross profit increased $51 million, or 2.6%, to $2,045 million in 2017 primarily due to higher volume. As a percentage of Net sales, Gross profit decreased 0.4% from 17.5% in 2016 to 17.1% in 2017 primarily due to the adverse impact of year over year LIFO adjustments.  Our LIFO method of inventory costing resulted in $40 million of expense in 2017 compared to a benefit of $18 million in 2016 driven by product inflation in 2017 compared to deflation in 2016. Inventory product categories that experienced cost inflation in 2017 included beef, pork and poultry.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $54 million, or 3.0%, to $1,841 million in 2017. The increase includes $47 million from salaries and wages primarily driven by wage inflation and volume.  Other factors contributing to the increase included increases in professional services and IT-related service contracts of $9 million, $7 million due to the absence of a net insurance benefit in the prior year related to a facility tornado loss, and $5 million of lower gains on the sales of assets year over year.  Additionally, there was an increase in self-insurance expenses of $5 million, $4 million of an increase in repairs and maintenance expenses on a greater vehicle fleet portfolio, a $3 million increase in our bad debt provision, and $10 million of other net costs that were not individually significant.  These increases were partially offset by the absence of $36 million of costs incurred under a consulting and management agreement with our Sponsors in 2016, including a $31 million contract termination fee incurred concurrently with our IPO.

As a percentage of Net sales, Distribution, selling and administrative costs decreased 0.3% to 15.4% in 2017 compared to 15.7% in 2016. This decrease was primarily attributable to the absence of the termination fee discussed above.  We also experienced improvement in the rate of Distribution, selling and administrative costs as a percent of Net sales due to Net sales inflation experienced during 2017.

Restructuring Charges

Restructuring charges decreased $21 million, or 87.5%, to $3 million in 2017. During the 26-weeks ended July 1, 2017, net costs of $3 million were recognized related to initiatives launched in 2016 to centralize certain field procurement and replenishment activities, and reduce corporate and administrative costs.

During the 26-weeks ended July 2, 2016, we incurred a net charge of $21 million associated with our efforts to streamline our field organization model and close the Baltimore, Maryland distribution facility. We also recorded $3 million of costs related to a lease termination settlement.

Operating Expenses

Operating expenses, comprised of Distribution, selling, and administrative costs and Restructuring charges, increased $32 million or 1.8% to $ 1,843 million in 2017. Operating expenses as a percentage of Net sales were 15.4% in 2017, down from 15.9% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $19 million, or 10.4%, to $202 million in 2017. Operating income as a percent of Net sales was 1.7% in 2017, up from 1.6% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Interest Expense—Net

Interest expense—net decreased $58 million, primarily due to the redemption of substantial debt with the proceeds from our 2016 IPO, and the defeasance and refinancing of certain other debt during 2016.

Loss on Extinguishment of Debt

As discussed in Note 10, Debt, in our consolidated financial statements, we incurred a $42 million loss on extinguishment of debt in 2016 related to the June 2016 debt redemption and refinancing.

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

The effective tax rate for the 26-weeks ended July 1, 2017 of 23% varied from the 35% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $20 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate of 150% for the 26-weeks ended July 2, 2016 varied from the 35% federal statutory rate primarily as a result of a change in the valuation allowance and the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate, however, they had a significant impact on the effective tax rate on a percentage basis as compared to the year-to-date pre-tax income of $ 0.2 million.

Net Income (Loss)

Our Net income was $92 million in 2017 as compared to a Net loss of $0.1 million in 2016. The improvement in Net income was primarily due to the relevant factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements.

Indebtedness

We have scheduled debt maturities during the next five years and a substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital, and capital expenditures. As of July 1, 2017, we had $3,727 million in aggregate indebtedness outstanding, net of $19 million of unamortized deferred financing costs.

Our primary financing sources for working capital and capital expenditures are the ABL Facility and the 2012 ABS Facility. As of July 1, 2017, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $1,102 million, of which $1,032 million was available based on our borrowing base, all of which is secured.

The ABL Facility provides for loans of up to $1,300 million, with its capacity limited by borrowing base calculations. As of July 1, 2017, we had no outstanding borrowings, but had issued letters of credit totaling $378 million under the ABL Facility. There was available capacity on the ABL Facility of $922 million at July 1, 2017, based on the borrowing base calculation.

The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $620 million at July 1, 2017. At its option, USF can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $110 million at July 1, 2017, based on the borrowing base calculation.

The Amended and Restated 2016 Term Loan had a carrying value of $2,166 million as of July 1, 2017, net of $12 million of unamortized deferred financing costs. On February 17, 2017, the Amended and Restated 2016 Term Loan was further amended, whereby the interest rate spread on outstanding borrowings was reduced 25 basis points and fixed at an alternative base rate (as defined in USF’s credit agreements) plus 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.75%, with a LIBOR floor of 0.75%.

As of July 1, 2017, our 2016 Senior Notes had a carrying value of $593 million, net of $7 million of unamortized deferred financing costs. The 2016 Senior Notes bear interest at 5.875% and mature on June 15, 2024. On or after June 15, 2019, the 2016 Senior Notes are redeemable, at USF’s option, in whole or in part at a price of 102.938% of their remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the 2016 Senior Notes declines to 101.469% and 100.0%, respectively, of their remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the 2016 Senior Notes may be redeemed with the aggregate proceeds from equity offerings, as defined in the 2016 Senior Notes indenture, at a redemption premium of 105.875%.  As of July 1, 2017, we also had $338 million of obligations under capital leases for transportation equipment and building leases.  Other debt of $10 million at July 1, 2017 consists primarily of various state industrial revenue bonds.

The 2012 ABS Facility matures on September 30, 2018. We intend to restructure or refinance the 2012 ABS Facility on or before September 30, 2017. The Amended and Restated Term Loan and the 2016 Senior Notes mature in 2023 and 2024 with scheduled principal payments of $2.1 billion and $600 million, respectively.  As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of USF’s indebtedness, see Note 10, Debt, in our consolidated financial statements.

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

USF’s credit facilities, loan agreements, and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of July 1, 2017, USF had $560 million of restricted payment capacity under these covenants, and approximately $2,074 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. Our ability to refinance our indebtedness on favorable terms—or at all—is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of our assets. This, in turn, relies on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of July 1, 2017, we were in compliance with all of our debt covenants.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	26-Weeks Ended
	July 1, 2017	July 2, 2016
	(In millions)*
Net income (loss)	$92	$—
Changes in operating assets and liabilities - net of business acquisitions	25	39
Other adjustments	252	262
Net cash provided by operating activities	368	301
Net cash used in investing activities	(219)	(161)
Net cash used in financing activities	(131)	(543)
Net increase (decrease) in cash and cash equivalents	19	(403)
Cash and cash equivalents, beginning of period	131	518
Cash and cash equivalents, end of period	$150	$115

(*) Amounts may not add due to rounding.

Operating Activities

Cash flows provided by operating activities increased $67 million to $368 million for the 26-weeks ended July 1, 2017. The year over year increase is primarily driven by an improvement in operating income driven by increased margin dollars, and lower interest costs due to the 2016 debt redemption, defeasance and refinancings.

Investing Activities

Cash flows used in investing activities for the 26-weeks in 2017 and 2016 reflects our strategy to selectively pursue acquisitions to accelerate our growth. During the 26-weeks ended July 1, 2017, business acquisitions included two broadline distributors and two specialty distributors. Total consideration consisted of cash of approximately $135 million. The $108 million of cash spending on property and equipment was up from the prior year primarily due to investments in information technology and the timing of payments for certain fleet assets acquired at the end of 2016. Cash flows used in investing activities in 2017 were partially offset by $22 million in proceeds from the redemption of a self-funded industrial revenue bond.  See “Financing Activities” below for discussion of the offsetting cash outflow.

During the 26-weeks ended July 2, 2016, business acquisitions included a produce processor, repacker, and distributor and a broadline distributor. Total consideration consisted of cash of approximately $96 million, exclusive of $1 million received as a purchase price adjustment related to a 2015 acquisition, plus $6 million for the estimated value of contingent consideration. We also purchased a noncontrolling interest of approximately $8 million in a technology company that provides point-of-sale business intelligence to restaurants, which serves to support our sales initiatives. Approximately $67 million of purchases were made for property and equipment.

We expect total capital additions in 2017 to be between $330 million and $350 million, inclusive of approximately $100 million in fleet capital leases. We expect to fund our capital expenditures primarily with available cash or cash generated from operations.

Financing Activities

Cash flows used in financing activities of $131 million in the 26-weeks ended July 1, 2017 included $55 million of net payments on our working capital credit facilities, repayment of a $22 million self-funded industrial revenue bond─see “Investing Activities” above for the offsetting cash inflow─and $41 million of scheduled payments on non-revolving debt and capital leases. The 26-weeks ended July 1, 2017 also included the remittance of $26 million of employee tax withholdings for vesting and net share-settled equity awards. This cash outflow was partially offset by $11 million and $8 million of proceeds from the exercise of employee stock options and share purchases under our employee stock purchase plan, respectively.

Cash flows used in financing activities of $543 million in the 26-weeks ended July 2, 2016 included net proceeds from our IPO of $1,114 million, and net proceeds from debt issuances and refinancings. We used the proceeds from these transactions to redeem the $1,348 million in principal of USF’s Old Senior Notes, plus an early redemption premium of $29 million, and pay down other debt facilities. In addition to the early redemption premium, we incurred approximately $26 million of other debt financing costs and fees in connection with the debt refinancings. We also paid a $666 million one-time special cash distribution to our shareholders, of which, $657 million was paid to the Sponsors. We funded the distribution with cash on hand and approximately $314 million of additional borrowings under USF’s credit facilities.

Retirement Plans

We maintain a qualified retirement plan and a nonqualified retirement plan that pays benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement health and welfare plans that provide benefits for eligible retirees and their dependents. We contributed $36 million to the defined benefit and other postretirement plans during both 26-week periods ended July 1, 2017 and July 2, 2016. We have made all required contributions to the Company-sponsored pension plans for fiscal year 2017. As discussed in Note 13, Retirement Plans, during the second quarter of 2017, we approved a plan amendment to offer voluntary lump sum settlement payments to certain former employees participating in our Company sponsored defined benefit plan.  Estimated total lump sum settlement payments related to this offer of approximately $100 million will be paid from pension plan assets and will not require additional funding from the Company. The lump sum settlements are expected to be paid in the fourth quarter of 2017.

Certain employees are eligible to participate in a defined contribution 401(k) Plan. This plan provides that, under certain circumstances, we may match participant contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum matching contribution of 4%. Our contributions to this plan were $23 million and $22 million for the 26-weeks ended July 1, 2017 and July 2, 2016, respectively.

We also contribute to various multiemployer pension plans under certain collective bargaining agreements. Our contributions to these plans were $17 million and $16 million for the 26-weeks ended July 1, 2017 and July 2, 2016, respectively.

Off-Balance Sheet Arrangements

We entered into $60 million in letters of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $315 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $3 million in letters of credit for other obligations.

Except as disclosed above, there have been no changes to our off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, of our 2016 Annual Report for our contractual cash obligations as of December 31, 2016. There have been no material changes to our specified contractual obligations through July 1, 2017.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7, of our 2016 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the 26-weeks ended July 1, 2017.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements in our consolidated financial statements in Part I, Item 1 of this Quarterly Report for information related to new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain risks arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through managing our core business activities. We manage economic risks—including interest rate, liquidity, and credit risk—primarily by managing the amount, sources, and duration of our debt funding. While we have held derivative financial instruments in the past to assist in managing our exposure to variable interest rate terms on certain of our borrowings, as of July 1, 2017, we were not party to any derivative contracts.

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates, based on LIBOR or the alternate base rate, as defined in USF’s credit agreements. Accordingly, we will be exposed to fluctuations in interest rates. A 1% change in LIBOR and the prime rate would cause the interest expense on our $2.8 billion of floating rate debt to change by approximately $28 million per year (see Note 10, Debt, in our consolidated financial statements). This change does not consider the LIBOR floor of 0.75% on $2.2 billion in principal of the variable rate term loan.

As discussed in Note 19, Subsequent Events, in our consolidated financial statements, on August 1, 2017, we entered into interest rate swap agreements that fixed the interest rate on $1.1 billion of principal of USF’s variable rate term loan.  After considering the effect of the interest rate swaps, the carrying value of our floating rate debt is approximately $1.7 billion.

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of July 1, 2017, we had diesel fuel forward purchase commitments totaling $68 million through June 2018. These locked in approximately 60% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $6 million in additional fuel cost on such uncommitted volumes.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 17, Commitments and Contingencies in our consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A, of our 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

4.1*	Third Amendment to the Credit Agreement, dated February 17, 2017, among US Foods, Inc., Citicorp North America, Inc., N.A., and the Lenders and other financial institutions party thereto.

10.1*§	Form of Performance Restricted Stock Award Agreement

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.
§	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date: August 9, 2017	By:	/s/ PIETRO SATRIANO
Pietro Satriano
President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer