Form 10-Q
period 2017-09-30
US Foods Holding Corp.
filed 2017-11-07
CIK 1665918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

224,609,543 shares of common stock were outstanding as of October 27, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,362	$131,090
Accounts receivable, less allowances of $24,400 and $25,388	1,410,694	1,226,032
Vendor receivables, less allowances of $4,036 and $1,819	168,710	105,542
Inventories—net	1,304,154	1,223,037
Prepaid expenses	73,520	72,650
Assets held for sale	21,538	21,039
Other current assets	8,193	9,781
Total current assets	3,134,171	2,789,171
PROPERTY AND EQUIPMENT—Net	1,794,313	1,767,611
GOODWILL	3,967,344	3,908,484
OTHER INTANGIBLES—Net	373,717	386,881
DEFERRED TAX ASSETS	30,951	34,405
OTHER ASSETS	57,738	57,898
TOTAL ASSETS	$9,358,234	$8,944,450
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$174,027	$142,712
Accounts payable	1,519,309	1,294,796
Accrued expenses and other current liabilities	446,862	455,815
Current portion of long-term debt	106,052	75,962
Total current liabilities	2,246,250	1,969,285
LONG-TERM DEBT	3,596,647	3,705,751
DEFERRED TAX LIABILITIES	420,106	380,835
OTHER LONG-TERM LIABILITIES	350,047	350,929
Total liabilities	6,613,050	6,406,800
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—600,000 shares authorized; 224,459 and 220,929 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,245	2,209
Additional paid-in capital	2,804,896	2,791,264
Accumulated earnings (deficit)	51,365	(136,460)
Accumulated other comprehensive loss	(113,322)	(119,363)
Total shareholders’ equity	2,745,184	2,537,650
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,358,234	$8,944,450

See Notes to Consolidated Financial Statements (Unaudited)

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except share and per share data)

	13-Weeks Ended		39-Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
NET SALES	$6,204,194	$5,840,963	$18,151,273	$17,240,870
COST OF GOODS SOLD	5,105,632	4,808,426	15,007,354	14,214,528
Gross profit	1,098,562	1,032,537	3,143,919	3,026,342
OPERATING EXPENSES:
Distribution, selling and administrative costs	907,830	902,784	2,748,513	2,689,339
Restructuring charges	702	14,662	3,279	38,799
Total operating expenses	908,532	917,446	2,751,792	2,728,138
OPERATING INCOME	190,030	115,091	392,127	298,204
INTEREST EXPENSE—Net	43,211	48,956	126,099	189,759
LOSS ON EXTINGUISHMENT OF DEBT	—	11,483	—	53,632
Income before income taxes	146,819	54,652	266,028	54,813
INCOME TAX PROVISION (BENEFIT)	51,268	(78,359)	78,203	(78,117)
NET INCOME	95,551	133,011	187,825	132,930
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax:
Changes in retirement benefit obligations, net of tax	1,059	8,036	3,596	(8,207)
Unrecognized gain on interest rate swaps, net of tax	2,445	—	2,445	—
COMPREHENSIVE INCOME	$99,055	$141,047	$193,866	$124,723
NET INCOME PER SHARE
Basic	$0.43	$0.60	$0.84	$0.69
Diluted	$0.42	$0.59	$0.83	$0.68
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	223,807,520	220,608,821	222,641,854	193,269,252
Diluted	225,862,274	225,054,051	226,325,711	196,805,990
DISTRIBUTION DECLARED AND PAID
Distribution declared and paid per share (Note 12)	$—	$—	$—	$3.94

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	39-Weeks Ended
	September 30, 2017	October 1, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$187,825	$132,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294,685	313,985
Gain on disposal of property and equipment—net	(120)	(4,727)
Tangible asset impairment charges	100	125
Loss on extinguishment of debt	—	53,632
Amortization and write-off of deferred financing costs	3,433	6,175
Amortization of Senior Notes original issue premium	—	(1,664)
Insurance proceeds relating to operating activities	—	10,499
Insurance benefit in net income	—	(10,499)
Deferred tax provision (benefit)	31,581	(82,292)
Share-based compensation expense	15,060	14,429
Provision for doubtful accounts	12,901	7,334
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(242,229)	(149,789)
Increase in inventories	(55,921)	(98,876)
(Increase) decrease in prepaid expenses and other assets	(18,151)	5,495
Increase in accounts payable and bank checks outstanding	278,487	330,818
Decrease in accrued expenses and other liabilities	(1,268)	(87,893)
Net cash provided by operating activities	506,383	439,682
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(182,823)	(94,938)
Proceeds from sales of property and equipment	2,371	10,888
Purchases of property and equipment	(162,995)	(105,093)
Proceeds from redemption of industrial revenue bonds	22,139	—
Investment in marketable securities	—	(484,624)
Investment in Avero, LLC	—	(7,658)
Net cash used in investing activities	(321,308)	(681,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	1,711,068	1,935,994
Proceeds from debt refinancings	—	2,213,803
Principal payments on debt and capital leases	(1,848,732)	(3,315,621)
Repayment of industrial revenue bonds	(22,139)	—
Redemption of Old Senior Notes	—	(1,376,927)
Payment for debt financing costs and fees	(1,256)	(25,941)
Proceeds from initial public offering	—	1,113,799
Cash distribution to shareholders	—	(666,332)
Contingent consideration paid for business acquisition	(6,375)	—
Proceeds from employee share purchase plan	12,077	—
Proceeds from exercise of stock options	14,904	—
Tax withholding payments for net share-settled equity awards	(27,812)	—
Proceeds from common stock sales	—	2,850
Common stock and share-based awards settled	(538)	(7,708)
Net cash used in financing activities	(168,803)	(126,083)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,272	(367,826)
CASH AND CASH EQUIVALENTS—Beginning of period	131,090	517,802
CASH AND CASH EQUIVALENTS—End of period	$147,362	$149,976
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$106,132	$175,370
Income taxes paid—net	4,885	4,119
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	18,656	13,691
Capital lease additions	76,554	77,012
Cashless exercise of equity awards	29,195	—
Contingent consideration payable for business acquisitions	4,200	6,375
Marketable securities transferred in connection with the legal defeasance of the CMBS Fixed Loan Facility	—	484,624
CMBS Fixed Loan Facility defeasance	—	471,615

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods Holding Corp. and its consolidated subsidiaries are referred to herein as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods conducts all of its operations through its wholly owned subsidiary US Foods, Inc. and its subsidiaries (collectively “USF”). All of the Company’s indebtedness, as further described in Note 10, Debt, is an obligation of USF. US Foods is a Delaware corporation formed by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”). CD&R and KKR are collectively referred to herein as the “Sponsors”. As discussed in Note 12, Related Party Transactions, the Sponsors no longer retain a controlling interest in the Company.

Initial Public Offering—On June 1, 2016, the Company closed its initial public offering (“IPO”) selling 51,111,111 shares of common stock for a cash offering price of $23.00 per share ($21.9075 per share net of underwriter discounts and commissions and before offering expenses).  In June 2016, the net proceeds of the IPO were used to redeem $1,090 million principal of the Company’s 8.5% Senior Notes due June 30, 2019 (the “Old Senior Notes”), and pay the related $23 million early redemption premium.

Business Description—The Company operates in one business segment in which it markets, and primarily distributes, fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. These customers include independently owned single and multi-unit restaurants, regional concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations.

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

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements.  This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the guidance in this ASU effective the beginning of fiscal 2018, and does not expect the provisions of the new standard to impact its financial position or results of operations. The Company’s only hedging activities, its interest rate swaps designated as cash flow hedges, are highly effective.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This ASU should be applied prospectively to an award modified on or after the adoption date. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2017, with early adoption permitted. The Company does not expect the provisions of the new standard to materially affect its financial position or results of operations, as the Company does not expect to modify any share-based payment awards.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2017, with early adoption permitted. The amendments in this update require retrospective presentation in the income statement. The Company does not expect the provisions of the new standard to materially affect its financial position or results of operations, as the reclassification of other components of net periodic pension cost and net periodic postretirement benefit cost to non-operating expense is not expected to have a significant affect on operating income.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendment also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new standard is not expected to materially affect the Company’s financial position or results of operations, as the fair value of the Company’s reporting unit exceeded its carrying value by a substantial margin based on the fiscal 2017 annual impairment analysis.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases. This ASU does not significantly impact lessor accounting. The ASU requires lessees to record a right-of-use asset and a lease liability for almost all leases. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. In addition, the ASU expands the disclosure requirements of lease arrangements. Adoption of this guidance will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2018, with early adoption permitted. Upon adoption, US Foods expects an increase to assets and liabilities on its balance sheet. The Company has begun gathering lease data, reviewing its lease portfolio, and completing the overall adoption impacts assessment.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will be introduced into the FASB’s ASC as Topic 606. Topic 606, as amended, replaces Topic 605, the previous revenue recognition guidance. The new standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for the Company in the first quarter of fiscal 2018. The new standard permits two implementation approaches, one requiring full retrospective application of the new standard with restatement of prior years, and one requiring modified retrospective application of the new standard with disclosure of significant changes in the results under the new versus old standards.

Through the third quarter of 2017, the Company completed the review of its contract portfolio and adoption impact assessment.  Based upon the review, the Company believes the impacts are limited to the capitalization of direct and incremental contract acquisition costs, which have not historically been material. Under the current guidance, most of these costs are expensed as incurred.  Under the new standard, these costs will be capitalized on our Consolidated Balance Sheets and amortized on a systematic basis over the expected contract term. The Company has also implemented relevant policies and procedures to meet the new accounting, reporting and disclosure requirements of Topic 606 and will update internal controls accordingly.  During the remainder of 2017, we will continue our adoption effort by reviewing new contracts entered into for the remainder of the year. The Company does not believe there are any significant barriers to implementation of the new standard, and will adopt the standard in the first quarter of fiscal 2018, and, preliminarily, expects to use the full retrospective method. However, our method is subject to change as we finalize our adoption related documentation.

3.	BUSINESS ACQUISITIONS

Acquisitions during the 39-weeks ended September 30, 2017 included (1) certain assets of The Thompson Company, Braunger Foods and Variety Foods, broadline distributors all owned and operated by TOBA Inc., acquired in July; (2) the stock of Riverside Food Distributors, LLC, d/b/a F. Christiana and Co., a broadline distributor, acquired in June; (3) the stock of FirstClass Foods-Trojan, Inc., d/b/a FirstClass Foods, a meat processor, acquired in April; (4) certain assets of SRA Foods. Inc., a meat processor and distributor, acquired in March; and (5) certain assets of All American Foods, a broadline distributor, acquired in February. Total consideration consisted of cash of approximately $183 million.  In fiscal 2017, the Company also paid a minor purchase price adjustment related to a 2016 business acquisition.

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

Business acquisitions periodically provide for contingent consideration, including earnout agreements in the event certain operating results are achieved, which are generally over periods of up to two years from the respective dates of such acquisitions. During fiscal 2017, the Company paid approximately $8 million of earnout contingent consideration related to 2016 business acquisitions, of which $6 million was included as part of the fair value of the acquisition date assets and liabilities, and is reflected in the Company’s Consolidated Statement of Cash Flows in Cash flows from financing activities. As of September 30, 2017, aggregate contingent consideration outstanding for business acquisitions was approximately $6 million, including approximately $1 million for the estimated fair value of earnout liabilities.

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

The following table summarizes the purchase price allocations recognized for the 2017 and 2016 business acquisitions as follows (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$17,108	$22,871
Inventories	25,232	9,493
Other current assets	411	732
Property and equipment	29,492	24,119
Goodwill	59,307	32,570
Other intangible assets	72,050	64,130
Accounts payable	(7,986)	(16,216)
Accrued expenses and other current liabilities	(5,713)	(12,173)
Deferred income taxes	(7,301)	—
Long-term debt	—	(2,514)
Cash paid for acquisitions	$182,600	$123,012

4.	INVENTORIES

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

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO, or date of acquisition in the case of a business acquisition, where applicable. At September 30, 2017 and December 31, 2016, the LIFO balance sheet reserves were $130 million and $116 million, respectively. As a result of changes in LIFO reserves, Cost of goods sold decreased $26 million and $7 million, for the 13-weeks ended September 30, 2017 and October 1, 2016, respectively, and increased $14 million and decreased $25 million, for the 39-weeks ended September 30, 2017 and October 1, 2016, respectively.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under the Credit and Security Agreement, dated as of August 27, 2012, as amended (the “2012 ABS Facility”), the Company sells—on a revolving basis—its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders, as required under the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at September 30, 2017 or December 31, 2016. Included in the Company’s accounts receivable balance as of September 30, 2017 and December 31, 2016 was $1,053 million and $923 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 10, Debt, for a further description of the 2012 ABS Facility.

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

The changes in Assets held for sale for the 39-weeks ended September 30, 2017 were as follows (in thousands):

Balance at December 31, 2016	$21,039
Transfers in	599
Tangible asset impairment charges	(100)
Balance at September 30, 2017	$21,538

During the second quarter of 2017, an operating facility was closed and reclassified into Assets held for sale. Operations of the closed facility were transferred to a recently acquired facility.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the respective lease or the estimated useful lives of the assets. At September 30, 2017 and December 31, 2016, Property and equipment-net included accumulated depreciation of $1,899 million and $1,724 million, respectively. Depreciation expense was $71 million and $66 million for the 13-weeks ended September 30, 2017 and October 1, 2016, respectively, and $210 million and $198 million for the 39-weeks ended September 30, 2017 and October 1, 2016, respectively.

8.	GOODWILL AND OTHER INTANGIBLES

Goodwill and Other intangible assets include the cost of acquired businesses in excess of the fair value of the tangible net assets acquired. Other intangible assets include Customer relationships, Noncompete agreements, and the Brand names and trademarks comprising the Company’s portfolio of exclusive brands and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization.

Customer relationships and Noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and Noncompete agreements are amortized over the estimated useful lives (two to four years).  Amortization expense was $10 million and $40 million for the 13-weeks ended September 30, 2017 and October 1, 2016, respectively, and $85 million and $116 million for the 39-weeks ended September 30, 2017 and October 1, 2016, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Goodwill	$3,967,344	$3,908,484
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$165,199	$1,393,799
Accumulated amortization	(47,300)	(1,260,011)
Net carrying value	117,899	133,788
Noncompete agreements—amortizable:
Gross carrying amount	3,950	800
Accumulated amortization	(932)	(507)
Net carrying value	3,018	293
Brand names and trademarks—not amortizing	252,800	252,800
Total Other intangibles—net	$373,717	$386,881

The 2017 increases in Goodwill and Noncompete agreements are attributable to the 2017 business acquisitions.  The net decrease in the gross carrying amount of Customer relationships is attributable to the write off of the fully amortized intangible asset initially recognized in 2007 upon acquisition of the Company by the Sponsors, partially offset by the 2017 business acquisitions.

The Company assesses Goodwill and Other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For Goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. The Company completed its most recent annual impairment assessment for Goodwill and indefinite-lived intangible assets as of July 2, 2017—the first day of the third quarter of 2017—with no impairments noted.

For Goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 18, Business Information. The Company’s assessment for impairment of Goodwill utilized a combination of discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples, which were weighted 40%, 40% and 20%, respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. Since the Company has been a registrant for over one year, the Company modified the weighting from the prior year (50%, 35% and 15%, respectively) to give more weight to the current actual market capitalization and that of its peers. If the carrying value of the reporting unit exceeds its fair value, the Company must then perform a comparison of the implied fair value of Goodwill with its carrying value. If the carrying value of the Goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal 2017 annual Goodwill impairment analysis, the Company concluded the fair value of its reporting unit exceeded its carrying value.

The Company’s fair value estimates of the brand names and trademarks indefinite-lived intangible assets are based on a relief- from-royalty method. The fair value of these intangible assets is determined for comparison to the corresponding carrying value. If the carrying value of these assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal 2017 annual impairment analysis, the Company concluded the fair value of the Company’s brand names and trademarks exceeded its carrying value.

Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

9.	FAIR VALUE MEASUREMENTS

The Company follows the accounting standards for fair value, whereas fair value is a market-based measurement, not an entity-specific measurement. The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,000	$—	$—	$44,000
Interest rate swaps		$6,771	—	6,771
	$44,000	$6,771	$—	$50,771
Liabilities
Interest rate swaps	$—	$2,769	$—	$2,769
Contingent consideration payable for business acquisitions	—	—	$1,000	1,000
	$—	$2,769	$1,000	$3,769

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$31,600	$—	$—	$31,600
Liabilities
Contingent consideration payable for business acquisitions	$—	$—	$9,775	$9,775

There were no significant assets or liabilities on the Company's Consolidated Balance Sheets measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with a maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

Derivative Financial Instruments

The Company uses interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements on its variable-rate Amended and Restated 2016 Term Loan (as defined in Note 10, Debt).

On August 1, 2017, USF entered into four-year interest rate swap agreements with a notional amount of $1.1 billion, reducing to $825 million in the fourth year, effectively converting approximately half of the Amended and Restated 2016 Term Loan from a variable to a fixed rate loan. The Company effectively pays an aggregate rate of 4.47% on the notional amount covered by the interest rate swaps, comprised of 1.72% plus a spread of 2.75%.

The Company records its interest rate swaps in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. The following table presents the balance sheet location and fair value of the interest rate swaps at September 30, 2017 (in thousands):

Balance at September 30, 2017	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other noncurrent assets	$6,771
Interest rate swaps	Other current liabilities	$(2,769)

The effective portion of gains and losses on the interest rate swaps are initially recorded in Other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate swaps during the 13-weeks and 39-weeks ended September 30, 2017. The following table presents the effect of the Company’s interest rate swaps in the Consolidated Statement of Comprehensive Income for the 13-weeks and 39-weeks ended September 30, 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13-weeks ended September 30, 2017
Interest rate swaps	$1,888	Interest expense─net	$557
For the 39-weeks ended September 30, 2017
Interest rate swaps	$1,888	Interest expense─net	$557

During the next twelve months, the Company estimates that $3 million will be reclassified from Accumulated other comprehensive loss to income.

Credit Risk-Related Contingent Features−The interest swap agreements contain a provision whereby the Company could be declared in default on its hedging obligations if more than $75 million of the Company’s other indebtedness is accelerated. We review counterparty credit risk and currently are not aware of any facts that indicate our counterparties will not be able to comply with the contractual terms of their agreements.

Contingent Consideration Payable for Business Acquisitions

As discussed in Note 3, Business Acquisitions, contingent consideration may be paid under an earnout agreement for a 2016 business acquisition, primarily in the event certain operating results are achieved, over a two-year period from the respective date of such acquisition. The amounts included in the above table, classified under Level 3 within the fair value hierarchy, represent the estimated fair value of the earnout liability for the respective periods. We estimate the fair value of earnout liabilities based on financial projections of the acquired companies and estimated probability of achievement. Changes in fair value resulting from changes in the estimated amount of contingent consideration are included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.

Other Fair Value Measurements

The carrying value of cash, restricted cash, Accounts receivable, Bank checks outstanding, Accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

The fair value of the Company’s total debt approximated $3.8 billion as of September 30, 2017 and December 31, 2016, as compared to its carrying value of $3.7 billion and $3.8 billion as of September 30, 2017 and December 31, 2016, respectively.  The September 30, 2017 and December 31, 2016 fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “2016 Senior Notes”), estimated at $0.6 billion, at the end of each period, was classified under Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

10.	DEBT

Total debt consisted of the following (in thousands):

		Interest Rate at
Debt Description	Maturity	September 30, 2017	September 30, 2017	December 31, 2016
ABL Facility	October 20, 2020	—%	$—	$30,000
2012 ABS Facility	September 21, 2020	2.23	600,000	645,000
Amended and Restated 2016 Term Loan (net of $11,598 and $13,318 of unamortized deferred financing costs)	June 27, 2023	3.98	2,160,902	2,175,682
2016 Senior Notes (net of $6,468 and $7,185 of unamortized deferred financing costs)	June 15, 2024	5.88	593,532	592,815
Obligations under capital leases	2018–2025	2.36 - 6.18	338,295	305,544
Other debt	2018–2031	5.75 - 9.00	9,970	32,672
Total debt			3,702,699	3,781,713
Current portion of long-term debt			(106,052)	(75,962)
Long-term debt			$3,596,647	$3,705,751

At September 30, 2017, after considering interest rate swaps that fixed the interest rate on $1.1 billion of principal of the Amended and Restated 2016 Term Loan, approximately 55% of the Company’s total debt was at a fixed rate and approximately 45% was at a floating rate.

Following is a description of each of the Company’s debt instruments outstanding as of September 30, 2017:

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

As of September 30, 2017, there were no outstanding borrowings, but letters of credit totaling $411 million have been issued under the ABL Facility. Outstanding letters of credit included: (1) $86 million issued to secure USF’s obligations with respect to certain facility leases, (2) $322 million issued in favor of certain commercial insurers securing USF’s obligations with respect to its self-insurance program, and (3) $3 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $889 million at September 30, 2017. As of September 30, 2017, on Tranche A-1 borrowings, USF can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in the ABL Facility, plus 1.50% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.50%. On Tranche A borrowings, USF can periodically elect to pay interest at ABR plus 0.25% or LIBOR plus 1.25%. The ABL Facility also carries letter of credit fees of 1.25% and an unused commitment fee of 0.25%.

Accounts Receivable Financing Program—Under the 2012 ABS Facility, USF sells—on a revolving basis—its eligible receivables to the Receivables Company. See Note 5, Accounts Receivable Financing Program.

On September 20, 2017, the 2012 ABS Facility was amended to extend the maturity date from September 30, 2018 to September 21, 2020. There were no other significant changes to the 2012 ABS Facility. The Company incurred $1 million of lender fees and third party costs related to the amendment, which were capitalized as deferred financing costs and will be amortized to the September 2020 maturity date.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $600 million at September 30, 2017. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $146 million at September 30, 2017 based on eligible receivables as collateral. The 2012 ABS Facility bears interest at LIBOR plus 1.00%, and carries an unused commitment fee of 0.35%.

Amended and Restated 2016 Term Loan Agreement—The Amended and Restated 2016 Term Loan Credit Agreement, dated June 27, 2016, as amended (the “Amended and Restated 2016 Term Loan”), consists of a senior secured term loan with a carrying value of $2,161 million at September 30, 2017, net of $12 million of unamortized deferred financing costs. Principal repayments of $5.5 million are payable quarterly with the balance due at maturity. The debt may require mandatory repayments if certain assets are sold, as defined in the agreement.

On February 17, 2017, the Amended and Restated 2016 Term Loan was amended, reducing the interest rate spread on outstanding borrowings by 25 basis points to a fixed rate of ABR plus 1.75% or LIBOR plus 2.75%, with a LIBOR floor of 0.75%, based on USF’s periodic election. The Company determined the terms of the February 17, 2017 amendment were not substantially different from the previous terms of the Amended and Restated 2016 Term Loan, for continuing lenders, and therefore substantially all of the transaction was accounted for as a debt modification. The Company recorded the $0.4 million of third party costs related to the February 17, 2017 amendment, and a write-off of $0.2 million of unamortized deferred financing costs related to non-continuing lenders, in interest expense.  Unamortized deferred financing costs of $13 million were carried forward and will be amortized through June 27, 2023, the maturity date of the Amended and Restated 2016 Term Loan.

As described in Note 9, Fair Value Measurements, USF entered into four-year interest rate swaps with a notional amount of $1.1 billion, reducing to $825 million in the fourth year, effectively converting approximately half of the Amended and Restated 2016 Term Loan from a variable to a 4.47% fixed rate loan.

2016 Senior Notes—The 2016 Senior Notes due 2024, with a carrying value of $594 million at September 30, 2017, net of $6 million of unamortized deferred financing costs, bear interest at 5.875%. On or after June 15, 2019, this debt is redeemable, at USF’s option, in whole or in part at a price of 102.938% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On June 15, 2020 and June 15, 2021, the optional redemption price for the debt declines to 101.469% and 100.0%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the debt may be redeemed with the aggregate proceeds from equity offerings, as defined in the June 27, 2016 Indenture, as supplemented, at a redemption premium of 105.875%.

Other Debt–Obligations under capital leases of $338 million at September 30, 2017, consist of amounts due for transportation equipment and building leases. Other debt of $10 million at September 30, 2017 consists primarily of various state industrial revenue bonds.

2016 Debt Transactions and Loss on Extinguishment

As discussed in Note 1, Overview and Basis of Presentation, net proceeds from the June 2016 US Foods IPO were used to redeem the majority of USF’s Old Senior Notes. In June 2016, USF also entered into a series of transactions to refinance its term loan and redeem the remainder of its Old Senior Notes, and in September 2016, USF defeased its CMBS Fixed Loan Facility (“CMBS Fixed Facility”).

The debt redemption, refinancing, and defeasance transactions resulted in a loss on extinguishment of debt of $54 million, consisting of fees paid to debt holders, third party costs, the write off of certain pre-existing unamortized debt issuance costs, an early redemption premium, and the write-off of an unamortized issue premium.

Security Interests

Substantially all of the Company’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, as well as inventory and tractors and trailers owned by the Company. Additionally, the lenders under the ABL Facility have a second priority interest in the assets pledged under the Amended and Restated 2016 Term Loan. USF’s obligations under the Amended and Restated 2016 Term Loan are secured by all of the capital stock of USF and its direct and indirect wholly owned domestic subsidiaries—as defined in the agreements—and substantially all non-real estate assets of USF and its subsidiaries not pledged under the 2012 ABS Facility or the ABL Facility. Additionally, the lenders under the Amended and Restated 2016 Term Loan have a second priority interest in the inventory and tractors and trailers pledged under the ABL Facility. USF’s interest rate swap obligations are secured by the collateral securing the ABL Facility. Pursuant to the terms of the interest rate swap agreement between each of the interest rate swap counterparties and USF, each of the interest rate swap counterparties has agreed that its right to receive payment from the sale of the collateral is subordinate to the rights of the lenders under the ABL Facility. USF is not required to provide additional collateral to its hedge counterparties.

Restrictive Covenants

The credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of September 30, 2017, USF had $622 million of restricted payment capacity under these covenants, and approximately $2,123 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true when made, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—together with all accrued unpaid interest and other amounts owed—may be declared immediately due and payable by the lenders. Were such an event to occur, the Company would be forced to seek new financing that may not be on as favorable terms as its current facilities. The Company’s ability to refinance its indebtedness on favorable terms—or at all—is directly affected by the current economic and financial conditions. In addition, the Company’s ability to incur secured indebtedness (which may enable it to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of its assets. This, in turn, relies on the strength of its cash flows, results of operations, economic and market conditions, and other factors.

11.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the 39-weeks ended September 30, 2017 (in thousands):

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 31, 2016	$22,596	$865	$23,461
Current period charges	5,937	—	5,937
Change in estimate	(2,402)	(256)	(2,658)
Payments and usage—net of accretion	(16,870)	(109)	(16,979)
Balance at September 30, 2017	$9,261	$500	$9,761

The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs.

During the 39-weeks ended September 30, 2017, the Company incurred a net charge of $3 million, primarily for Severance and Related Costs associated with its efforts to streamline its corporate back office organization and centralize replenishment activities.

During the 39-weeks ended October 1, 2016, the Company incurred a net charge of $36 million associated with its efforts to streamline its field organization model and close its Baltimore, Maryland distribution facility. The Company also recorded $3 million in Facility Closing Costs related to a lease termination settlement.

12.	RELATED PARTY TRANSACTIONS

On September 18, 2017, May 17, 2017 and January 31, 2017, the Company closed on follow-on offerings of its common stock held primarily by the Sponsors. A total of 127,400,000 shares were sold, in the aggregate, however, the Company did not receive any proceeds from the offerings. Each Sponsor’s interest in the Company’s common stock was reduced to approximately 9% as of September 18, 2017.  In accordance with terms of the registration rights agreement with the Sponsors, the Company incurred approximately $5 million of expenses in connection with the follow-on offerings, approximately $1 million of which was incurred in 2016. Underwriting discounts and commissions were paid by the selling shareholders.

KKR Capital Markets LLC (“KKR Capital Markets”), an affiliate of KKR, received a de minimis fee for services rendered in connection with the February 2017 amendment of the Amended and Restated 2016 Term Loan. Additionally, KKR Capital Markets received underwriter discounts and commissions of $5 million in connection with the Company’s IPO, and $1 million for services rendered in connection with the June 2016 debt refinancing transactions. Investment funds or accounts managed or advised by an affiliate of KKR held approximately 1% of the Company’s outstanding debt as of September 30, 2017.

The Company was previously a party to consulting agreements with each of the Sponsors pursuant to which each Sponsor provided the Company with ongoing consulting and management advisory services and received fees and reimbursement of related out of pocket expenses. For the 39-week period ended October 1, 2016, the Company recorded $5 million in fees and expenses. On June 1, 2016, the agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million.  All fees and expenses paid to the Sponsors, including the termination fees, are reported in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.

On January 8, 2016, US Foods paid a $666 million, or $3.94 per share, one-time special cash distribution to its shareholders of record as of January 4, 2016, of which $657 million was paid to the Sponsors. The distribution was funded with cash on hand and approximately $314 million of additional borrowings under the Company’s credit facilities. The Company has no current plans to pay future dividends, and has never paid dividends on its common stock, other than the January 2016 one-time cash distribution. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, and could be limited by debt covenants that restrict USF’s ability to make cash distributions to US Foods.

13.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees, and provides certain health care benefits to eligible retirees and their dependents. The components of net periodic benefit costs (credits) for pension and other postretirement benefits, for Company sponsored plans, are provided below (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Components of Net periodic benefit costs (credits)
Service cost	$755	$962	$7	$9
Interest cost	9,329	10,114	68	73
Expected return on plan assets	(11,943)	(12,072)	—	—
Amortization of prior service cost	35	39	2	2
Amortization of net loss (gain)	785	2,063	(86)	(17)
Settlements	1,000	750	—	—
Net periodic benefit costs (credits)	$(39)	$1,856	$(9)	$67

	39-Weeks Ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Components of Net periodic benefit costs
Service cost	$1,767	$2,887	$26	$28
Interest cost	29,606	30,344	212	221
Expected return on plan assets	(35,871)	(36,220)	—	—
Amortization of prior service cost	104	118	5	5
Amortization of net loss (gain)	2,886	6,191	(112)	(53)
Settlements	3,000	2,250	—	—
Net periodic benefit costs	$1,492	$5,570	$131	$201

In the second quarter of 2017, the Company approved a plan amendment to offer voluntary lump sum settlement payments to certain former employees participating in the Company sponsored defined benefit plan.  The plan amendment was finalized and communicated to relevant participants in the third quarter of 2017. Lump sum settlement payments are estimated at approximately $100 million, based on the expected participation rate, and will be paid from pension plan assets.  As a result of the plan amendment, the Company expects to incur non-cash settlement charges of approximately $30 million in fiscal year

2017, including approximately $25 million in the fourth quarter, when the lump sum settlements are expected to be paid. Settlement charges are included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.

The Company contributed $36 million to its defined benefit and other postretirement plans during both 39-week periods ended September 30, 2017 and October 1, 2016. The Company has funded all required contributions to the Company-sponsored pension plans for fiscal year 2017.

The Company’s employees are eligible to participate in a Company sponsored defined contribution 401(k) plan that provides for Company matching on the participant’s contributions of up to 100% of the first 3% of participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. The Company’s contributions to this plan were $11 million and $10 million for the 13-weeks ended September 30, 2017 and October 1, 2016, respectively, and $34 million and $32 million for the 39-weeks ended September 30, 2017 and October 1, 2016, respectively.

The Company also contributes to numerous multiemployer pension plans under the terms of certain of its collective bargaining agreements that cover its union-represented employees. The Company does not administer these multiemployer pension plans. The Company’s contributions to these plans were $9 million and $8 million for the 13-week periods ended September 30, 2017 and October 1, 2016, respectively, and $26 million and $24 million for the 39-week periods ended September 30, 2017 and October 1, 2016, respectively.

14.	EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the 13-week and 39-week periods ended October 1, 2016 were insignificant and did not materially impact the calculation of basic or diluted EPS. The remaining non-vested restricted stock that contained non-forfeitable dividend rights vested on December 31, 2016.  As such, the Company has not computed EPS using the two-class method during fiscal 2017.

Basic EPS is computed by dividing Net income available to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. Stock options, non-vested restricted shares with forfeitable dividend rights, non-vested restricted stock units, and employee stock purchase plan deferrals are considered potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share:

	13-Weeks Ended		39-Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Net income (in thousands)	$95,551	$133,011	$187,825	$132,930
Denominator:
Weighted-average common shares outstanding	223,807,520	220,608,821	222,641,854	193,269,252
Dilutive effect of share-based awards	2,054,754	4,445,230	3,683,857	3,536,738
Weighted-average dilutive shares outstanding	225,862,274	225,054,051	226,325,711	196,805,990
Basic earnings per share	$0.43	$0.60	$0.84	$0.69
Diluted earnings per share	$0.42	$0.59	$0.83	$0.68

15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	13-Weeks Ended		39-Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Accumulated Other Comprehensive Loss Components
Defined benefit pension and other postretirement plans:
Balance at beginning of period (1)	$(116,826)	$(90,621)	$(119,363)	$(74,378)
Reclassification adjustments:
Amortization of prior service cost(2) (3)	37	41	109	123
Amortization of net loss(2) (3)	699	2,046	2,774	6,138
Settlements(2) (3)	1,000	750	3,000	2,250
Prior year correction(4)	—	—	—	(21,917)
Total before income tax	1,736	2,837	5,883	(13,406)
Income tax provision (benefit)	677	(5,199)	2,287	(5,199)
Current period comprehensive income (loss), net of tax	1,059	8,036	3,596	(8,207)
Balance at end of period (1)	$(115,767)	$(82,585)	$(115,767)	$(82,585)

Interest rate swap derivative cash flow hedge:
Balance at beginning of period (1)	$—	$—	$—	$—
Change in fair value of interest rate swaps	3,091	—	3,091	—
Amounts reclassified to interest expense−net	911	—	911	—
Total before income tax	4,002	—	4,002	—
Income tax provision	1,557	—	1,557	—
Current period comprehensive income, net of tax	2,445	—	2,445	—
Balance at end of period (1)	$2,445	$—	$2,445	$—
Accumulated Other Comprehensive Loss at end of period(1)	$(113,322)	$(82,585)	$(113,322)	$(82,585)
(1)	Amounts are presented net of tax.
(2)	Included in the computation of Net periodic benefit costs. See Note 13, Retirement Plans, for additional information.
(3)	Included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.
(4)	Correction of a computational error related to a third quarter 2015 pension curtailment. See discussion below.

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

The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 39-weeks ended September 30, 2017 and October 1, 2016 for purposes of determining its year-to-date tax provision (benefit).

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

The effective tax rate for the 13-weeks ended September 30, 2017 of 35% is equivalent to the federal statutory rate, primarily as a result of state income taxes being offset by the recognition of various discrete tax items. The discrete tax items included a tax benefit of $7 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate for the 13-weeks ended October 1, 2016 of (143)% varied from the 35% federal statutory rate, primarily as a result of a change in the valuation allowance and the recognition of various discrete tax items. During the 13-weeks ended October 1, 2016, the valuation allowance decreased $101 million, primarily as a result of the year-to-date pre-tax income and the corresponding release of the valuation allowance. The discrete tax items for the 13-weeks ended October 1, 2016 included a tax benefit of $80 million, primarily related to the release of the valuation allowance.

The effective tax rate for the 39-weeks ended September 30, 2017 of 29% varied from the 35% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $27 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate of (143)% for the 39-weeks ended October 1, 2016 varied from the 35% federal statutory rate primarily as a result of a change in the valuation allowance and the recognition of various discrete tax items. During the 39-weeks ended October 1, 2016, the valuation allowance decreased $101 million, primarily as a result of the year-to-date pre-tax income and the corresponding release of the valuation allowance. The discrete tax items for the 39-weeks ended October 1, 2016 included a tax benefit of $80 million, primarily related to the release of the valuation allowance.

17.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business, and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of September 30, 2017, the Company had $813 million of purchase orders and purchase contract commitments, of which $794 million and $19 million pertain to products to be purchased in the remainder of fiscal year 2017 and 2018, respectively, and are not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At September 30, 2017, the Company had diesel fuel forward purchase commitments totaling $51 million through June 2018 ($18 million in 2017 and $33 million in 2018). Additionally, as of September 30, 2017, the Company had electricity forward purchase commitments totaling $5 million through December 2018. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

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

The Company’s consolidated results represent the results of its one business segment which is how the Company’s chief operating decision maker—the Chief Executive Officer—views the business for purposes of evaluating performance and making operating decisions.

The Company markets and, primarily, distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution centers and operations. The Company’s distribution centers form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution centers. Capital projects—whether for cost savings or generating incremental revenue—are evaluated based on estimated economic returns to the organization as a whole—e.g., net present value, return on investment.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited consolidated financial statements and the notes thereto included in our 2016 Annual Report. This discussion of our results includes certain financial measures that are not required by—or presented in accordance with—GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed under Non-GAAP Reconciliations below.

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

Performance Highlights and Initiatives

Case volume in the 13-weeks and 39-weeks ended September 30, 2017 increased 2.0% and 3.3%, respectively.  We experienced organic independent restaurant case growth and growth with other target customer types, as well as growth due to acquisitions. Net sales increased $363 million, or 6.2%, for the 13-weeks and $910 million, or 5.3%, for the 39-weeks ended September 30, 2017. In addition to case growth, Net sales was favorably impacted by year over year inflation, as a significant portion of our business is based on markups over cost.

Gross profit increased $66 million, or 6.4%, to $1,099 million in the 13-weeks and increased $118 million, or 3.9%, to $3,144 million in the 39-weeks ended September 30, 2017, due to higher volume. As a percentage of Net sales, Gross profit was flat at 17.7% in the 13-weeks ended September 30, 2017 and October 1, 2016 and was 17.3%, in the 39-weeks ended September 30, 2017, down 0.3% from 17.6% in the prior year.  The decrease in the 39-weeks was primarily due to the adverse impact of year over year LIFO adjustments, due to inflation experienced during 2017, as compared to deflation in 2016.

Total operating expenses decreased $8 million, or 0.9%, to $909 million in the 13-weeks ended September 30, 2017, and included lower restructuring charges in 2017, due to the completion of several initiatives in 2016, and lower amortization in 2017.  Total operating expenses increased $24 million, or 0.9%, to $2,752 million in the 39-weeks ended September 30, 2017, and included increased wages from higher volume and wage inflation, partially offset by the absence of Sponsor fees incurred in 2016, and lower amortization in 2017.

In 2016, we launched two new initiatives, including centralization of certain field procurement and replenishment activities, and a corporate and administrative cost reduction program.  The corporate and administrative cost reduction program focused on streamlining the organization, through creating greater spans of control and expanded use of business shared services.  We expect the procurement actions to be completed in early 2018, with realization of benefits in product costs and logistics savings resulting from more effective management of procurement and replenishment activities.

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

Results of Operations

Selected Historical Results of Operations

The following table presents selected historical results of operations for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In millions)*

Consolidated Statements of Operations Data:
Net sales	$6,204	$5,841	$18,151	$17,241
Cost of goods sold	5,106	4,808	15,007	14,215
Gross profit	1,099	1,033	3,144	3,026
Operating expenses:
Distribution, selling and administrative costs	908	903	2,749	2,689
Restructuring charges	1	15	3	39
Total operating expenses	909	917	2,752	2,728
Operating income	190	115	392	298
Interest expense—net	43	49	126	190
Loss on extinguishment of debt	—	12	—	54
Income before income taxes	147	55	266	55
Income tax provision (benefit)	51	(78)	78	(78)
Net income	$96	$133	$188	$133
Percentage of Net Sales:
Gross profit	17.7%	17.7%	17.3%	17.6%
Distribution, selling and administrative costs	14.6%	15.5%	15.1%	15.6%
Operating expenses	14.7%	15.7%	15.2%	15.8%
Operating income	3.1%	2.0%	2.2%	1.7%
Net income	1.5%	2.3%	1.0%	0.8%
Adjusted EBITDA(1)	4.3%	4.2%	4.2%	4.1%
Other Data:
Cash flows—operating activities	$138	$139	$506	$440
Cash flows—investing activities	(102)	(520)	(321)	(681)
Cash flows—financing activities	(38)	417	(169)	(126)
Capital expenditures	55	38	163	105
EBITDA(1)	271	210	687	559
Adjusted EBITDA(1)	267	244	768	707
Adjusted Net income(1)	89	87	214	201
Free cash flow(1)	83	101	343	335

(*)	Amounts may not add due to rounding.
(1)

EBITDA, Adjusted EBITDA, and Adjusted Net income are non-GAAP measures used by management to measure operating performance. EBITDA is defined as Net income, plus Interest expense—net, Income tax provision (benefit), and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring charges; 3) Share-based compensation expense; 4) the non-cash impact of LIFO reserve adjustments; 5) Loss on extinguishment of debt; 6) Business transformation costs; and 7) Other gains, losses, or charges as specified in our debt agreements. Adjusted Net income is defined as Net income, excluding the items used to calculate Adjusted EBITDA listed above, and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted Net income are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income or any other performance measures derived in accordance with GAAP.

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

We believe that Adjusted Net income is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, amortization, interest expense, and income taxes on a consistent basis from period to period. Adjusted Net income is Net income excluding Restructuring charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, the non-cash impact of LIFO reserve adjustments, Business transformation costs (costs associated with redesign of systems and process), and other items, and is adjusted for the tax effect of the exclusions and discrete tax items. We believe that Adjusted Net income is used by investors, analysts, and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted Net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In millions)*
Net income	96	$133	$188	$133
Interest expense—net	43	49	126	190
Income tax provision (benefit)	51	(78)	78	(78)
Depreciation and amortization expense	81	106	295	314
EBITDA	271	210	687	559
Adjustments:
Sponsor fees(1)	—	—	—	36
Restructuring charges(2)	1	15	3	39
Share-based compensation expense(3)	7	5	15	14
LIFO reserve change(4)	(26)	(7)	14	(25)
Loss on extinguishment of debt(5)	—	12	—	54
Business transformation costs(6)	7	10	33	26
Other(7)	8	—	16	5
Adjusted EBITDA	267	244	768	707
Depreciation and amortization expense	(81)	(106)	(295)	(314)
Interest expense—net	(43)	(49)	(126)	(190)
Income tax provision, as adjusted(8)	(54)	(2)	(133)	(2)
Adjusted Net income	$89	$87	$214	$201
Free cash flow
Cash flows from operating activities	$138	$139	$506	$440
Capital expenditures	(55)	(38)	(163)	(105)
Free cash flow	$83	$101	$343	$335
(*)	Amounts may not add due to rounding.
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
(5)

Includes fees paid to debt holders, third party costs, the write off of certain pre-existing unamortized debt issuance costs and unamortized issue premium, an early redemption premium, and the loss on our September 2016 CMBS Fixed Facility defeasance. See Note 10, Debt in our consolidated financial statements.

(6)	Consists primarily of costs related to significant process and systems redesign across multiple functions.
(7)

Other includes gains, losses or charges as specified under our debt agreements. The balance for the 13-weeks ended September 30, 2017 includes $3 million of costs recognized for inventory losses and other costs, from recent hurricanes, and product donations for hurricane relief (“hurricane-related costs”), $2 million of business acquisition related costs and $1 million of follow-on offering costs paid on behalf of our Sponsors. The balance for the 39-weeks ended September 30, 2017 includes $3 million of hurricane-related costs, $4 million of business acquisition related costs, $4 million of follow-on offering costs paid on behalf of our Sponsors and $2 million of closed facility carrying costs. The balance for the 39-weeks ended October 1, 2016 includes $5 million of IPO readiness costs, $4 million of closed facility carrying costs and $3 million of business acquisition related costs, partially offset by a $10 million insurance benefit.

(8)

Represents our income tax provision (benefit) adjusted for the tax effect of pre-tax items excluded from Adjusted Net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and excess tax benefits associated with share-based compensation. The tax effect of pre-tax items excluded from Adjusted Net income is computed using a statutory tax rate after considering the impact of permanent differences and valuation allowances. We released the valuation allowance against federal and certain state net deferred tax assets in the 13-week and 39-week periods ended October 1, 2016. We were required to reflect the portion of the valuation allowance release related to the 2016 ordinary income in the estimated annual effective tax rate and the portion of the valuation allowance release related to future years’ income discretely in the 13-weeks ended October 1, 2016. We maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period, or the utilization of which are subject to limitation.

A reconciliation between the GAAP income tax (provision) benefit and the income tax provision, as adjusted, is as follows:

	13-Weeks Ended		39-Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In millions)*
GAAP Income tax (provision) benefit	$(51)	$78	$(78)	$78
Tax impact of pre-tax income adjustments	2	—	(30)	—
Discrete tax items	(5)	(80)	(25)	(80)
Income tax provision, as adjusted	$(54)	$(2)	$(133)	$(2)

            (*) Amounts may not add due to rounding.

Comparison of Results

13-Weeks Ended September 30, 2017 and October 1, 2016

Highlights

•	Case volume increased 2.0%. Independent restaurant case volume increased 6.0%.
•	Net sales increased $363 million, or 6.2%, to $6,204 million.
•	Operating income increased $75 million, or 65.2%, to $190 million. As a percentage of Net sales, Operating income increased to 3.1% in 2017, compared to 2.0% in 2016.
•	Net income was $96 million in 2017, compared to $133 million in 2016.
•	Adjusted EBITDA increased $23 million, or approximately 9.4%, to $267 million. As a percentage of Net sales, Adjusted EBITDA increased to 4.3% in 2017, compared to 4.2% in 2016.

Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows their new classification. Organic growth includes growth from operating business that has been reflected in our results of operations for at least 12 months.

Net Sales

Total case growth in 2017 was 2.0%. The increase reflected growth with independent restaurants, healthcare, and hospitality customers partially offset by declines in national chains and education.  Organic case volume increased 1.0% and reflected similar customer growth trends.  Independent restaurant case growth was 6.0%, with organic independent restaurant case growth contributing 4.1%.

Net sales increased $363 million, or 6.2%, to $6,204 million in 2017, comprised of a 2.0%, or $115 million, increase in case volume, and a 4.2%, or $248 million, increase in the overall Net sales rate per case.  Acquisitions increased Net sales by approximately $112 million, or 1.9%.  Sales of private brands represented approximately 34% and 33% of total Net sales in 2017 and 2016, respectively.

The overall Net sales rate per case increase of 4.2%, compared to 2016, is mostly comprised of inflation reflecting the recovery of prices during 2017. We experienced year over year inflation in the pork, poultry, grocery, fresh produce, and seafood product categories. Changes in product costs impact Net sales since a significant portion of our business is based on markups over cost.

Gross Profit

Gross profit increased $66 million, or 6.4%, to $1,099 million in 2017, primarily due to higher volume. As a percentage of Net sales, Gross profit was flat at 17.7% in 2017 and 2016.  The additional Gross profit from acquisitions and favorable impact from year over year LIFO adjustments was offset by higher inventory sourcing costs experienced during the period as well as inventory losses, including costs from recent hurricanes and product donations for hurricane relief.  Our LIFO method of inventory costing resulted in a $26 million benefit in 2017 compared to a benefit of $7 million in 2016 driven by relatively more product deflation in 2017 compared to 2016, on a sequential basis. Inventory product categories that experienced cost deflation in 2017 included beef, seafood and poultry.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $5 million, or 0.6%, to $908 million in 2017.  The increase includes $24 million from salaries and wages primarily driven by wage inflation and volume, and $3 million from the absence of a net insurance benefit in the prior year related to a facility tornado loss. These increases were partially offset by a $25 million decrease in depreciation and amortization due to the completed amortization of the customer relationship intangible asset initially recognized in 2007, upon acquisition of the Company by our Sponsors. Items included in the remaining change were not individually significant.

As a percentage of Net sales, Distribution, selling and administrative costs decreased 0.9% to 14.6% in 2017 compared to 15.5% in 2016.  This decrease was primarily attributable to the decrease in amortization expenses discussed above.  We also experienced improvement in the rate of Distribution, selling and administrative costs as a percent of Net sales due to Net sales inflation experienced during 2017.

Restructuring Charges

Restructuring charges decreased $14 million, or 93.3%, to $1 million in 2017. During the 13-weeks ended September 30, 2017, net costs of approximately $1 million were recognized primarily for our field procurement centralization activities.

During the 13-weeks ended October 1, 2016, we incurred a net charge of $15 million which was comprised of $7 million of costs associated with our plan to centralize certain field procurement activities primarily related to employee separation benefits.  Additionally, we incurred a net charge of $8 million associated with our efforts to streamline our field organization model and close the Baltimore, Maryland distribution facility.

Operating Expenses

Operating expenses, comprised of Distribution, selling and administrative costs and Restructuring charges, decreased $8 million, or  0.9%, to $909 million. Operating expenses as a percentage of Net sales were 14.7% in 2017, down from 15.7% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $75 million, or 65.2%, to $190 million in 2017. Operating income as a percent of Net sales was 3.1% in 2017, up from 2.0% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Interest Expense—Net

Interest expense—net decreased $6 million, primarily due to lower debt levels being carried at lower interest rates in 2017 compared to 2016.

Loss on Extinguishment of Debt

Loss on extinguishment of debt reflects a $12 million charge in 2016 related to the defeasance of our CMBS Fixed Facility, primarily reflecting the difference between the value of securities purchased to facilitate the transaction, and the relevant principal that remained outstanding.

Income Tax Provision (Benefit)

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits, and the change in relative income in each jurisdiction.

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

The effective tax rate for the 13-weeks ended September 30, 2017 of 35% is equivalent to the federal statutory rate, primarily as a result of state income taxes being offset by the recognition of various discrete tax items. The discrete tax items included a tax benefit of $7 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate for the 13-weeks ended October 1, 2016 of (143)% varied from the 35% federal statutory rate, primarily as a result of a change in the valuation allowance and the recognition of various discrete tax items. During the 13-weeks ended October 1, 2016, the valuation allowance decreased $101 million, primarily as a result of the year-to-date pre-tax income and the corresponding release of the valuation allowance. The discrete tax items for the 13-weeks ended October 1, 2016 included a tax benefit of $80 million, primarily related to the release of the valuation allowance.

Net Income

Our Net income was $96 million in 2017 as compared to $133 million in 2016. The decline in Net income was primarily due to the relevant factors discussed above.

39-Weeks Ended September 30, 2017 and October 1, 2016

Highlights

•	Case volume increased 3.3%. Independent restaurant case volume increased 4.8%.
•	Net sales increased $910 million, or 5.3%, to $18,151 million.
•	Operating income increased $94 million, or 31.5%, to $392 million. As a percentage of Net sales, Operating income increased to 2.2% in 2017, compared to 1.7% in 2016.
•	Net income was $188 million in 2017 as compared to $133 million in 2016.
•	Adjusted EBITDA increased $61 million, or approximately 8.6%, to $768 million. As a percentage of Net sales, Adjusted EBITDA increased to 4.2% in 2017, compared to 4.1% in 2016.

Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows their new classification. Organic growth includes growth from operating business that has been reflected in our results of operations for at least 12 months.

Net Sales

Total case growth in 2017 was 3.3%. The increase reflected growth with independent restaurants, healthcare, hospitality, and national chains, partially offset by declines in education.  Organic case volume increased 2.0% and reflected similar customer growth trends.  Independent restaurant case growth was 4.8%, with organic independent restaurant case growth contributing 3.4%.

Net sales increased $910 million, or 5.3%, to $18,151 million in 2017, comprised of a 3.3%, or $566 million, increase in case volume, and a 2.0%, or $344 million, increase in the overall Net sales rate per case.  Acquisitions increased Net sales by approximately $289 million, or 1.7%.  Sales of private brands represented approximately 34% and 33% of total Net sales in 2017 and 2016, respectively.

The overall Net sales rate per case increase of 2.0%, compared to 2016, is mostly comprised of inflation reflecting the recovery of prices during 2017.  We experienced year over year inflation in the poultry, seafood, grocery, and pork product categories, partially offset by deflation in beef. Changes in product costs impact Net sales since a significant portion of our business is based on markups over cost.

Gross Profit

Gross profit increased $118 million, or 3.9%, to $3,144 million in 2017 due to higher volume.  As a percentage of Net sales, Gross profit decreased 0.3% from 17.6% in 2016 to 17.3% in 2017 primarily due to the adverse impact of year over year LIFO adjustments.  Our LIFO method of inventory costing resulted in $14 million of expense in 2017 compared to a benefit of $25 million in 2016 driven by product inflation in 2017 compared to deflation in 2016. Inventory product categories that experienced cost inflation in 2017 included dairy and pork.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $60 million, or 2.2%, to $2,749 million in 2017. The increase includes $71 million from salaries and wages primarily driven by wage inflation and volume.  Other factors contributing to the increase included increases in professional services and IT-related service contracts of $11 million, $10 million due to the absence of a net insurance benefit in the prior year related to a facility tornado loss, and $5 million of lower gains on the sales of assets year over year.  Additionally, there was an increase in self-insurance expenses of $6 million, $6 million of an increase in repairs and maintenance expenses on a greater vehicle fleet portfolio and a $7 million increase in our bad debt provision. These increases were partially offset by the absence of $36 million of costs incurred under a consulting and management agreement with our Sponsors in 2016, including a $31 million contract termination fee incurred concurrently with our IPO, and $19 million of lower depreciation and amortization due to the completed amortization of the customer relationship intangible asset discussed in the 13-week period.

As a percentage of Net sales, Distribution, selling and administrative costs decreased 0.5% to 15.1% in 2017 compared to 15.6% in 2016. This decrease was primarily attributable to the absence of the Sponsor termination fee and lower amortization discussed above.  We also experienced improvement in the rate of Distribution, selling and administrative costs as a percent of Net sales due to Net sales inflation experienced during 2017.

Restructuring Charges

Restructuring charges decreased $36 million, or 92.3%, to $3 million in 2017. During the 39-weeks ended September 30, 2017, net costs of $3 million were recognized related to initiatives launched in 2016 to centralize certain field procurement and replenishment activities, and reduce corporate and administrative costs.

During the 39-weeks ended October 1, 2016, we incurred a net charge of $39 million, which was comprised of $7 million of employee separation costs to centralize field procurement activities.  Additionally, we incurred a net charge of $32 million associated with our efforts to streamline our field organization model and close the Baltimore, Maryland distribution facility.

Operating Expenses

Operating expenses, comprised of Distribution, selling and administrative costs and Restructuring charges, increased $24 million, or 0.9%, to $2,752 million in 2017. Operating expenses as a percentage of Net sales were 15.2% in 2017, down from 15.8% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $94 million, or 31.5%, to $392 million in 2017. Operating income as a percent of Net sales was 2.2% in 2017, up from 1.7% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Interest Expense—Net

Interest expense—net decreased $64 million, primarily due to the redemption of substantial debt with the proceeds from our 2016 IPO, and the defeasance and refinancing of certain other debt during 2016. See Note 10, Debt, in our consolidated financial statements.

Loss on Extinguishment of Debt

We incurred a $54 million loss on extinguishment of debt in 2016 related to the June 2016 debt redemption and refinancing and the CMBS Fixed Facility defeasance.

Income Tax Provision (Benefit)

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits, and the change in relative income in each jurisdiction.

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

The effective tax rate for the 39-weeks ended September 30, 2017 of 29% varied from the 35% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $27 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate for the 39-weeks ended October 1, 2016 of (143)% varied from the 35% federal statutory rate, primarily as a result of a change in the valuation allowance and the recognition of various discrete tax items. During the 39-weeks ended October 1, 2016, the valuation allowance decreased $101 million, primarily as a result of the year-to-date pre-tax income and the corresponding release of the valuation allowance. The discrete tax items for the 39-weeks ended October 1, 2016 included a tax benefit of $80 million, primarily related to the release of the valuation allowance.

Net Income

Our Net income was $188 million in 2017 as compared to $133 million in 2016. The improvement in Net income was primarily due to the relevant factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements.

Indebtedness

We have scheduled debt maturities during the next five years and a substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital, and capital expenditures. As of September 30, 2017, we had $3,703 million in aggregate indebtedness outstanding, net of $18 million of unamortized deferred financing costs.

Our primary financing sources for working capital and capital expenditures are cash from operations, the ABL Facility, and the 2012 ABS Facility. As of September 30, 2017, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $1,089 million, of which $1,035 million was available based on our borrowing base, all of which is secured.

The ABL Facility provides for loans of up to $1,300 million, with its capacity limited by borrowing base calculations. As of September 30, 2017, we had no outstanding borrowings, but had issued letters of credit totaling $411 million under the ABL Facility. There was available capacity on the ABL Facility of $889 million at September 30, 2017, based on the borrowing base calculation.

The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $600 million at September 30, 2017. At our option, we can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $146 million at September 30, 2017, based on the borrowing base calculation.

The Amended and Restated 2016 Term Loan had a carrying value of $2,161 million as of September 30, 2017, net of $12 million of unamortized deferred financing costs. On August 1, 2017, we entered into four-year interest rate swaps with a notional amount of $1.1 billion, reducing to $825 million in the fourth year, effectively converting approximately half of the Amended and Restated 2016 Term Loan from a variable to a fixed rate loan. We effectively pay an aggregate rate of 4.47% on the notional amount covered by the interest rate swaps, comprised of 1.72% plus a spread of 2.75%. For the remaining unhedged principal, the interest rate is ABR plus 1.75% or LIBOR plus 2.75%, with a LIBOR floor of 0.75%.

As of September 30, 2017, our 2016 Senior Notes had a carrying value of $594 million, net of $6 million of unamortized deferred financing costs. The 2016 Senior Notes bear interest at 5.875% and mature on June 15, 2024. On or after June 15, 2019, the 2016 Senior Notes are redeemable, at our option, in whole or in part at a price of 102.938% of their remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the 2016 Senior Notes declines to 101.469% and 100.0%, respectively, of their remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the 2016 Senior Notes may be redeemed with the aggregate proceeds from equity offerings, as defined in the 2016 Senior Notes indenture, at a redemption premium of 105.875%.  As of September 30, 2017, we also had $338 million of obligations under capital leases for transportation equipment and building leases.  Other debt of $10 million at September 30, 2017 consists primarily of various state industrial revenue bonds.

On September 20, 2017, the 2012 ABS Facility was amended to extend the maturity date from September 30, 2018 to September 21, 2020. The Amended and Restated Term Loan and the 2016 Senior Notes mature in 2023 and 2024 with scheduled principal payments of $2.1 billion and $600 million, respectively.  As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 10, Debt, in our consolidated financial statements.

We believe that the combination of cash generated from operations—together with availability under our debt agreements and other financing arrangements—will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.

Our future financial and operating performance, ability to service or refinance our debt, and ability to comply with covenants and restrictions contained in our debt agreements will be subject to: (1) future economic conditions, (2) the financial health of our customers and suppliers, and (3) financial, business, and other factors—many of which are beyond our control.

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

Our credit facilities, loan agreements, and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of September 30, 2017, USF had $622 million of restricted payment capacity under these covenants, and approximately $2,123 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. Our ability to refinance our indebtedness on favorable terms—or at all—is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of our assets. This, in turn, relies on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of September 30, 2017, we were in compliance with all of our debt covenants.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	39-Weeks Ended
	September 30, 2017	October 1, 2016
	(In millions)*
Net income	$188	$133
Changes in operating assets and liabilities, net of business acquisitions	(39)	-
Other adjustments	358	307
Net cash provided by operating activities	506	440
Net cash used in investing activities	(321)	(681)
Net cash used in financing activities	(169)	(126)
Net increase (decrease) in cash and cash equivalents	16	(368)
Cash and cash equivalents, beginning of period	131	518
Cash and cash equivalents, end of period	$147	$150

             (*) Amounts may not add due to rounding.

Operating Activities

Cash flows provided by operating activities increased $66 million to $506 for the 39-weeks ended September 30, 2017. The year over year increase is primarily driven by an improvement in operating income driven by increased margin dollars, and lower interest costs due to the 2016 debt redemption, defeasance, and refinancings.

Investing Activities

Cash flows used in investing activities for the 39-weeks in 2017 and 2016 reflects our strategy to selectively pursue acquisitions to accelerate our growth. During the 39-weeks ended September 30, 2017, business acquisitions included three broadline distributors and two specialty distributors. Total consideration consisted of cash of approximately $183 million. The $163 million of cash spending on property and equipment was up from the prior year primarily due to investments in information technology, investments in distribution facilities, including warehouse equipment, and the timing of payments for certain fleet assets acquired at the end of 2016. Cash flows used in investing activities in 2017 were partially offset by $22 million in proceeds from the redemption of a self-funded industrial revenue bond.  See “Financing Activities” below for discussion of the offsetting cash outflow.

During the 39-weeks ended October 1, 2016, business acquisitions included a produce processor, repacker, and distributor and a broadline distributor. Total consideration consisted of cash of approximately $96 million, exclusive of $1 million received as a purchase price adjustment related to a 2015 acquisition, plus $6 million for the estimated value of contingent consideration. We also purchased a noncontrolling interest of approximately $8 million in a technology company that provides point-of-sale business intelligence to restaurants, which serves to support our sales initiatives. Approximately $105 million of purchases were made for property and equipment.  Cash flows used in investing activities in 2016 also included the purchase of $485 million of U.S. Government securities that were subsequently used to defease our $472 million principal CMBS Fixed Facility.

We expect total capital additions in 2017 to be between $310 million and $320 million, inclusive of approximately $90 million in fleet capital leases. We expect to fund our capital expenditures primarily with available cash or cash generated from operations.

Financing Activities

Cash flows used in financing activities of $169 million in the 39-weeks ended September 30, 2017 included $75 million of net payments on our revolving credit facilities, repayment of a $22 million self-funded industrial revenue bond ─ see “Investing Activities” above for the offsetting cash inflow ─ and $62 million of scheduled payments on non-revolving debt and capital leases. The 39-weeks ended September 30, 2017 also included the remittance of $28 million of employee tax withholdings for vesting and net share-settled equity awards. This cash outflow was partially offset by $15 million and $12 million of proceeds from the exercise of employee stock options and share purchases under our employee stock purchase plan, respectively.

Cash flows used in financing activities of $126 million in the 39-weeks ended October 1, 2016 included net proceeds from our IPO of $1,114 million, and net proceeds from debt issuances and refinancings. We used the proceeds from these transactions to redeem the $1,348 million in principal of our Old Senior Notes, plus an early redemption premium of $29 million, pay down other debt facilities, and to purchase the U.S. Government securities that were subsequently used to defease our CMBS Fixed Facility. In addition to the early redemption premium, we incurred approximately $26 million of other debt financing costs and fees in connection with the debt refinancings. We also paid a $666 million one-time special cash distribution to our shareholders, of which $657 million was paid to the Sponsors. We funded the distribution with cash on hand and approximately $314 million of additional borrowings under our credit facilities.

Retirement Plans

We maintain a qualified retirement plan and a nonqualified retirement plan that pays benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement health and welfare plans that provide benefits for eligible retirees and their dependents. We contributed $36 million to the defined benefit and other postretirement plans during both 39-week periods ended September 30, 2017 and October 1, 2016. We have made all required contributions to the Company-sponsored pension plans for fiscal year 2017. As discussed in Note 13, Retirement Plans, in our unaudited consolidated financial statements, during the second quarter of 2017, we approved a plan amendment to offer voluntary lump sum settlement payments to certain former employees participating in our Company sponsored defined benefit plan.  Estimated total lump sum settlement payments related to this offer of approximately $100 million will be paid from pension plan assets and will not require additional funding from the Company. The lump sum settlements are expected to be paid in the fourth quarter of 2017.

Certain employees are eligible to participate in a defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may match participant contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum matching contribution of 4%. Our contributions to this plan were $34 million and $32 million for the 39-weeks ended September 30, 2017 and October 1, 2016, respectively.

We also contribute to various multiemployer pension plans under certain collective bargaining agreements. Our contributions to these plans were $26 million and $24 million for the 39-weeks ended September 30, 2017 and October 1, 2016, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2017, $86 million in letters of credit have been issued to secure our obligations with respect to certain facility leases. Additionally, $322 million in letters of credit had been issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $3 million in letters of credit have been issued for other obligations.

Except as disclosed above, there have been no changes to our off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

See the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, of our 2016 Annual Report for our contractual cash obligations as of December 31, 2016. There have been no material changes to our specified contractual obligations through September 30, 2017, except for the change in the maturity date of the 2012 ABS Facility from September 2018 to September 2020 as discussed earlier herein.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7, of our 2016 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 39-weeks ended September 30, 2017.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements in our consolidated financial statements in Part I, Item 1 of this Quarterly Report for information related to new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain risks arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through managing our core business activities. We manage economic risks—including interest rate, liquidity, and credit risk—primarily by managing the amount, sources, and duration of our debt funding. On August 1, 2017, we entered into derivative financial instruments to assist in managing our exposure to variable interest rate terms on certain borrowings. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. As of September 30, 2017, after considering interest rate swaps that fixed the interest rate on $1.1 billion of principal of our variable rate term loan, approximately 45% of our debt bears interest at floating rates, based on LIBOR or ABR, as defined in our credit agreements. A 1% change in LIBOR and ABR would cause the interest expense on our floating rate debt to change by approximately $17 million per year (see Note 10, Debt, in our consolidated financial statements).

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 30, 2017, we had diesel fuel forward purchase commitments totaling $51 million through June 2018. These locked in approximately 60% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $4 million in additional fuel cost on such uncommitted volumes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to Company management—including our Chief Executive Officer and Chief Financial Officer—as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number

10.1*

Amendment No. 6 to the ABL Credit Agreement, dated as of August 3, 2017, among US Foods, Inc. as the Parent Borrower, the several Lenders from time to time party thereto, Citicorp North America, Inc. as ABL Collateral Agent, Citibank, N.A. as Administrative Agent and an Issuing Lender, and the other Issuing Lenders party thereto.

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

US FOODS HOLDING CORP.
(Registrant)

Date: November 7, 2017	By:	/s/ PIETRO SATRIANO
Pietro Satriano
President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer