Form 10-K
period 2017-12-30
US Foods Holding Corp.
filed 2018-02-27
CIK 1665918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37786

US FOODS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	24-0347906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9399 W. Higgins Road, Suite 500

Rosemont, IL 60018

(847) 720-8000

(Address, including Zip Code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

At June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $3,885,925,322 (based on the closing sale price of common stock on such date on the New York Stock Exchange). 215,146,497 shares of the registrant’s common stock were outstanding as February 15, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A, relating to the Registrant’s Annual Meeting of Stockholders, to be held on May 4, 2018 are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 30, 2017.

US Foods Holding Corp.

Annual Report on Form 10-K

Basis of Presentation

We operate on a 52-53 week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended December 30, 2017, December 31, 2016, January 2, 2016, December 27, 2014 and December 28, 2013 are also referred to herein as fiscal years 2017, 2016, 2015, 2014 and 2013, respectively. The Company’s fiscal years 2017, 2016, 2014 and 2013 were 52-week fiscal years. The Company’s fiscal year 2015 was a 53-week fiscal year.

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

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties, and factors set forth in Part I, Item 1A—“Risk Factors” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

In light of these risks, uncertainties and assumptions, the forward-looking statements in this report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us, or people acting on our behalf, are expressly qualified in their entirety by the cautionary statements above. All of these statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 1:	BUSINESS

US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to herein as “we,” “our,” “us,” “the Company,” or “US Foods”. US Foods conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”).

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

The U.S. foodservice distribution industry is large, fragmented and growing, with total industry sales of approximately $290 billion in 2017 according to Technomic (January 2018), a third-party source for food and foodservice industry data, intelligence and commentary. With net sales of $24 billion in the fiscal year ended December 30, 2017, we are the second largest foodservice distributor in the United States by annual sales, with a 2017 market share of approximately 8%.

Our mission is to be First In Food. We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of Great Food. Made Easy. which centers on providing our customers a broad and innovative offering of high-quality products, as well as a comprehensive suite of industry-leading e-commerce, technology, and business solutions. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage the business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer facing activities.  As we say on our trucks, we are Keeping Kitchens Cooking across America.

   We supply approximately 250,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide approximately 350,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 5,000 suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants. Our extensive network of over 60 distribution facilities and fleet of approximately 6,000 trucks allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.

Our Business Strategy

While we serve all customer types, our strategy focuses on independent restaurants, small and regional chains, and healthcare and hospitality customers. Among other factors, their expected growth, mix of product and category purchases, and adoption of value-added solutions make them attractive to us.

We offer innovative products and services that help chefs and operators succeed. Our e-commerce tools and mobile solutions make it easier for customers to do business with us. We execute on these elements of our strategy while delivering on the fundamental requirements that are important to all of our customers.

Growth from acquisitions remains an important part of our strategy.  In fiscal year 2017, we completed five acquisitions, including three broadline foodservice distributors and two specialty distributors.  We believe there remain attractive acquisition opportunities for us that will allow us to grow with our target customer types and generate an attractive return on investment from the synergies we capture from integration.

Our Industry

The U.S. foodservice distribution industry has a large number of companies competing in the space, including local, regional, and national distributors. Foodservice distributors typically fall into three categories, representing differences in customer focus, product offering, and supply chain:

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

There is a high degree of customer overlap, particularly across the broadline, specialized and cash-and-carry categories, as many customers purchase from multiple distributors. Most buying decisions are based on the type of product offered, quality and price, and a distributor’s ability to completely and accurately fill orders and provide timely deliveries. Since switching costs are low, customers can make supplier and distribution channel changes quickly. Existing foodservice competitors can extend their shipping distances and add truck routes and warehouses relatively quickly to serve new markets or customers. Given our mix of products and services, we consider ourselves a broadline distributor.

The U.S. foodservice distribution industry is comprised of different customer types of varying sizes, growth profiles, and product and service requirements.

•

Independent restaurants/small chains and regional chains. Independent restaurants, and small and regional chains typically differentiate themselves in the market based on the dining experience they provide to consumers and the quality and diversity of their menu. They value business solutions that help them attract diners, improve the effectiveness of their menu offering, and drive efficiency in their operations.

•

Healthcare customers. Healthcare customers generally fall into either acute care (e.g., hospital systems) or senior living (e.g., nursing homes and long-term care facilities). Healthcare customers have complex foodservice needs given their scale, need for menu diversity, and logistics considerations. Food is also not as central to their overall business as it is for a restaurant, but it is a key contributor to patient satisfaction. As a result, some healthcare providers utilize third-party contract management companies to operate their foodservice facilities. Many use group purchasing organizations, or GPOs, as intermediaries in order to gain procurement scale. In our experience, healthcare customers purchasing directly, through GPOs, or through contract foodservice operators value strong relationships with their foodservice partners, particularly those that bring national scale, a broad product offering, and strong transactional and logistics capabilities.

•

Hospitality customers. Hospitality customers are diverse group, ranging from large hotel chains and conference centers to local banquet halls, country clubs, casinos, and entertainment and sports complexes. Food is a key contributor to guest satisfaction for these customers, and they value solutions related to menu planning and efficiency improvements in their kitchens and restaurants. With complex foodservice needs, hospitality customers value streamlined purchasing processes and expect high service levels in fulfilling their orders.

•	National restaurant chains. National chains tend to in-source most activities except distribution, where they often rely on system distributors primarily for freight and logistics.

In fiscal year 2017, no single customer represented more than 3% of our total customer sales. Sales to our top 50 customers/GPOs represented approximately 43% of our net sales in fiscal year 2017. We have relationships with GPOs that act as agents for their members in negotiating pricing, delivery and other terms. Some customers who are members of GPOs purchase their products directly from us under the terms negotiated by their GPOs. In fiscal year

2017, this accounted for about 25% of our total customer purchases. GPOs primarily focus on healthcare, hospitality, education, government/military and restaurant chains.

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

We believe that the customer types that we target, which include independent restaurants, small and regional chains, and healthcare and hospitality customers, have greater growth prospects and/or benefit from the types of  value-added solutions we offer to a greater extent than other customer types.

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

•

Generational shifts with millennials and baby boomers. Given their purchasing power, millennials and baby boomers will continue to significantly influence food consumption and the food-away-from-home market. According to a U.S. Census Bureau survey, there were 83 million individuals born between 1982 and 2000 in the United States. That makes these millennials the largest demographic cohort. They are key to driving growth in the broader U.S. food industry as their disposable income increases. Baby boomers continue to shape the industry as they remain in the workplace longer, which is expected to prolong their contribution to food-away-from-home expenditures.

•

Growing importance of e-commerce. We see significant future growth in e-commerce and in the adoption of mobile technology solutions by foodservice operators. E-commerce solutions increase customer retention. They also deepen the relationship between foodservice distributors and customers, creating new insights and services that can make both more efficient. We think deeper, technology-enabled relationships with customers will accelerate the adoption of new products and increase customer loyalty. As a result, distributors that have invested in creating these capabilities have a competitive edge. We believe this trend will accelerate, as millennials become key influencers and decision-makers within the industry, particularly at the customer level. We believe foodservice distributors will need to strengthen technology, data analytics, and related capabilities to address these changes.

We believe that we have the scale, foresight and agility required to proactively address these trends and, in turn, benefit from higher growth, greater customer retention and improved profitability.

Products, Brands, and Other Intellectual Property

We have a broad assortment of product categories and brands to meet customers’ needs. In many categories, we offer products under a spectrum of private brands, based on price and quality.

The table below presents the sales mix for our principal product categories for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016.

	Fiscal Years
	2017	2016	2015
Meats and seafood	36%	36%	36%
Dry grocery products	18%	18%	18%
Refrigerated and frozen grocery products	16%	16%	15%
Dairy	10%	10%	11%
Equipment, disposables and supplies	9%	9%	9%
Beverage products	6%	6%	6%
Produce	5%	5%	5%
	100%	100%	100%

We have registered the trademarks US Foods®, Food Fanatics® and Chef’Store® in connection with our overall US Foods brand strategy and with our retail outlets. We have also registered or applied for trademark protection in the United States in connection with the following brands in our brand portfolio:

Our Best-Quality Brands – Distinction and Superior Taste
•Chef’s Line®	•Rykoff Sexton®
•Metro Deli®	•Stock Yards®

Brands You Can Trust for Quality, Performance and Value
•Cattleman’s Selection®	•Harbor Banks®	•Monogram®	•Rituals®
•Cross Valley Farms®	•Hilltop Hearth®	•Monogram® Clean Force®	•Roseli®
•Devonshire®	•Molly’s Kitchen®	•Optimax®	•Superior®
•del Pasado™	•Monarch®	•Pacific Jade®	•Thirster®
•Glenview Farms®	•Harvest Value®	•Patuxent Farms®	•Valu+Plus®

Other than these trademarks, we do not believe that trademarks, patents, or copyrights are material to our business.

Suppliers

We purchase from approximately 5,000 individual suppliers, none of which accounted for more than 5% of our aggregate purchases in fiscal year 2017. Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional suppliers support targeted geographic initiatives and private label programs requiring regional distribution. We generally negotiate supplier agreements on a centralized basis.

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

Government Regulation

As a marketer and distributor of food products in the United States, US Foods must comply with various laws and regulations from federal, state and local regulatory agencies. A summary of certain laws and regulations is described below.

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

The published applicable rules under the Food Safety Modernization Act (“FSMA”) significantly expanded our food safety requirements. Among other things, we are required to maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated, including new standards for maintaining the safety of food during transportation. FSMA further regulates food products imported into the United States and provides the FDA with mandatory recall authority.

For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Country of Origin Labeling Act, and regulations from the U.S. Department of Agriculture (“USDA”). The USDA imposes standards for food safety, product quality and sanitation, including the inspection and labeling of meat and poultry products, and the grading and commercial acceptance of produce shipments from our vendors.

Our Company and products are also subject to state and local regulation. This includes measures such as the licensing of our facilities, enforcement of standards for our products and facilities by state and local health agencies, and regulation of our trade practices in connection with selling products.

Our distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. Our facilities are generally inspected at least annually by federal and/or state authorities. We have a small number of processing facilities for some meat, poultry, seafood and produce products.  These units are appropriately registered and inspected by the USDA (meat and poultry) and the FDA (produce and seafood), respectively.  We also must establish communication programs to transmit information about the hazards of certain chemicals present in some of the products we distribute.

Our customers include several departments of the federal government, including the Department of Defense and Department of Veterans Affairs facilities, as well as certain state and local entities. These customer relationships subject us to additional regulations applicable to government contractors.

Trade

For the purchase of products harvested or manufactured outside of the United States, and for the shipment of products to customers located outside of the United States, we are subject to customs laws regarding the import and export of shipments. Our activities, including working with customs brokers and freight forwarders, are subject to regulation by U.S. Customs and Border Protection, part of the Department of Homeland Security.

Anticorruption

Because we are organized under the laws of a state in the U.S. and our principal place of business is in the U.S., we are considered a “domestic concern” under the Foreign Corrupt Practices Act (“FCPA“) and are covered by the anti-bribery provisions of the FCPA. The anti-bribery provisions of the FCPA prohibit any domestic concern and any officer, director, employee, or agent, acting on behalf of the domestic concern from paying or authorizing payment of anything of value to (i) influence any act or decision by a foreign official; (ii) induce a foreign official to do or omit to do any act in violation of his/her lawful duty; (iii) secure any improper advantage; or (iv) induce a foreign official to use his/her influence to assist the payor in obtaining or retaining business, or directing business to another person.

Ground Transportation

The U.S. Department of Transportation and its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, regulate our trucking operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours of service. Matters such as weight and dimension of equipment also fall under federal and state regulations.

Environmental

Our operations are also subject to a broad range of federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; properly handling and disposing of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and aboveground storage tanks for diesel fuel and other petroleum products.

Employment

The U.S. Department of Labor and its agencies, the Employee Benefits Security Administration, the Occupational Safety and Health Administration, and the Office of Federal Contract Compliance Programs regulate our employment practices and standards for workers. We are also subject to laws that prohibit discrimination in employment based on non-merit categories, including Title VII of the Civil Rights Act and the Americans with Disabilities Act, and other laws relating to accessibility and the removal of barriers. Our workers’ compensation self-insurance is subject to regulation by the jurisdictions in which we operate.

Our facilities are subject to inspections under the Occupational Safety and Health Act with respect to our compliance with certain manufacturing, health and safety standards to protect our employees from accidents. US Foods is also subject to the National Labor Relations Act, which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace.

Employees

As of December 30, 2017, we had 25,355 employees, of which 25,053 were full-time employees. Approximately 4,600 employees were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Approximately one-third of our facilities have employees represented by unions with collective bargaining agreements (“CBAs”).

During fiscal year 2017, eight CBAs covering approximately 800 employees were renegotiated. During fiscal 2018, 14 CBAs covering approximately 1,100 employees will be subject to renegotiation. While we have experienced work stoppages in the past, we generally believe we have good relations with both union and non-union employees, and we believe we are a well-regarded employer in the communities in which we operate.

Executive Officers

Name	Age	Position
Pietro Satriano	55	Chairman and Chief Executive Officer
Dirk J. Locascio	46	Chief Financial Officer
Kristin M. Coleman	49	Executive Vice President, General Counsel and Chief Compliance Officer
Ty Gent	58	Chief Supply Chain Officer
Steven Guberman	53	Executive Vice President, Nationally Managed Business
Andrew Iacobucci	51	Chief Merchandising Officer
Jay A. Kvasnicka	50	Executive Vice President, Locally-Managed Business and Field Operations
David Rickard	47	Executive Vice President, Strategy and Revenue Management
Keith D. Rohland	50	Chief Information Officer
David Works	50	Chief Human Resources Officer

Mr. Satriano has served as Chief Executive Officer and director of US Foods since July 2015. In December 2017, Mr. Satriano was elected Chairman of the Board.  From February 2011 until July 2015, Mr. Satriano served as our Chief Merchandising Officer. Prior to joining US Foods, Mr. Satriano was President of LoyaltyOne Co., a Canadian provider of loyalty marketing and programs, from 2009 to 2011. From 2002 to 2008, he served in a number of leadership positions at Loblaw Companies Limited, including Executive Vice President, Loblaw Brands, and Executive Vice President, Food Segment. Mr. Satriano began his career in strategy consulting, first in Toronto, Canada with The Boston Consulting Group, and then in Milan, Italy with the Monitor Company.

Mr. Locascio has served as Chief Financial Officer since February 2017.  Mr. Locascio served the Company as Senior Vice President, Financial Accounting and Analysis from November 2016 to February 2017, Senior Vice President, Operations Finance and Financial Planning from May 2015 to November 2016, and as Senior Vice President, Financial Planning and Analysis from May 2013 to May 2015.  Mr. Locascio joined US Foods in June 2009 as Senior Vice President, Corporate Controller.  Prior to joining US Foods, Mr. Locascio held senior finance roles with United Airlines, a global airline, and public accounting firm Arthur Andersen LLP.

Ms. Coleman has served as Executive Vice President, General Counsel and Chief Compliance Officer since February 2017.  Ms. Coleman joined US Foods from Sears Holdings Corporation, a retailer, where she served as Senior Vice President, General Counsel and Corporate Secretary after joining in July 2014. Prior to joining Sears, she served as the Vice President, General Counsel and Corporate Secretary for Brunswick Corporation, a manufacturing company, from May 2009 to July 2014.

Mr. Gent has served as Chief Supply Chain Officer since April 2017.  Prior to joining US Foods, Mr. Gent served for over 30 years in a variety of leadership roles with PepsiCo, Inc. From April 2012 to April 2017, he served as Senior Vice President, Supply Chain for PepsiCo Americas Foods—South America, Caribbean and Central America. Mr. Gent also served as Senior Vice President of Logistics for PepsiCo North America, where he led the warehouse delivery network for Quaker, Gatorade and Tropicana as well as the PepsiCo’s Transportation network for North America.

Mr. Guberman has served as Executive Vice President, Nationally Managed Business, since August 2016 and served as Chief Merchandising Officer from July 2015 to January 2017. Mr. Guberman served the Company as Senior Vice President, Merchandising and Marketing Operations from January 2012 to July 2015 and as Division President from August 2004 through December 2012.  Mr. Guberman joined US Foods as part of the Alliant Foodservice acquisition.

Mr. Iacobucci has served as Chief Merchandising Officer since January 2017. Prior to joining US Foods, Mr. Iacobucci served as Executive Vice President, Merchandising for Ahold USA, Inc., a food retailer, from April 2016 to January 2017.  Prior to joining Ahold, he served from February 2012 to November 2015 in several senior roles at Loblaw Companies Limited, a Canadian food retailer, including President, Discount Division.

Mr. Kvasnicka has served as Executive Vice President, Locally-Managed Business and Field Operations since August 2015 and Executive Vice President, Field Operations since September 2016. Mr. Kvasnicka has served the Company as Region President from April 2013 to July 2015, and Division President from October 2011 to March 2013. Mr. Kvasnicka served as Vice President of Sales for the Stock Yards division, President of the Stock Yards division and in various other roles between 2005 and 2011.  He was Vice President of Sales for the Minneapolis Division from 2003 to 2005. Mr. Kvasnicka joined US Foods as a part of the Alliant Foodservice acquisition.

Mr. Rickard has served as Executive Vice President, Strategy and Revenue Management since November 2015. Prior to joining US Foods, Mr. Rickard served from March 2014 to November 2015 as Vice President at Uline Corporation, a distributor of shipping, industrial, and packing materials, and was responsible for identifying, leading and implementing improvement initiatives across all aspects of the organization. From September 1997 to March 2014, Mr. Rickard was a Partner and Managing Director at the Boston Consulting Group.

Mr. Rohland has served as Chief Information Officer since April 2011. Prior to joining US Foods, Mr. Rohland served in several leadership positions at Citigroup, Inc. from March 2007 until April 2011, including Managing Director of Risk and Program Management. Prior to joining Citigroup, Mr. Rohland was Chief Information Officer for Volvo Car Corporation of Sweden from November 2005 to March 2007 and held a number of leadership positions at Ford Motor Company from November 2003 to November 2005.

Mr. Works has served as Chief Human Resources Officer since February 2018.  Mr. Works joined US Foods from Hackensack Meridian Health, an integrated health care network, where he served as Chief Human Resources Officer after joining in July 2017.  Prior to joining Hackensack, he served as President - Enterprise of Windstream Holdings, Inc., a voice and data communications provider, from December 2014 to August 2016, Executive Vice President and Chief Human Resources Officer at Windstream from February 2012 to December 2014, and Senior Vice President and President, Talent and Human Capital Services at Sears Holding Corporation, a retailer, from September 2009 to January 2012.

Available Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the “Investors” section at https://ir.usfoods.com/investors. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this Annual Report on Form 10-K (“Annual Report”).

Item 1A.	Risk Factors

We are subject to many risks and uncertainties including, without limitation, with respect to our results of operations and cash flows. Some of these risks and uncertainties may cause our financial performance, business or operations to vary, or they may materially or adversely affect our financial performance. These are discussed below. The risks and uncertainties described in this Annual Report are not the only ones we face. Others—which are not currently known to us, or that we believe are immaterial—also may adversely affect our financial performance, business or operations.

Risks Relating to Our Business and Industry

Our business is a low-margin business, and our profitability is directly affected by cost deflation or inflation, commodity volatility and other factors.

The U.S. foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile commodity costs have a direct impact on our industry. We make a significant portion of our sales at prices that are based on the cost of products we sell, plus a percentage margin. As a result, our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may reduce our profit margins and earnings, if product cost increases cannot be passed on to customers because they resist paying higher prices. In addition, periods of rapid inflation may have a negative effect on our business. There may be a lag between the time of the price increase and the time at which we are able to pass it along to customers, as well as the impact it may have on discretionary spending by consumers.

Competition in our industry is intense, and we may not be able to compete successfully.

The U.S. foodservice distribution industry is highly competitive. Our largest competitor has greater financial and other resources than we do. Furthermore, there are a large number of local and regional distributors. These companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups. The goal is to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These distributors also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. Additionally, adjacent competition, such as cash-and-carry operations, commercial wholesale outlets, club stores and grocery stores, continue to serve the commercial foodservice market. We also experience competition from online direct food wholesalers, such as Amazon.com. We generally do not have exclusive service agreements with our customers, and they may switch to other suppliers that offer lower prices, differentiated products, or customer service that is perceived to be superior. The cost of switching suppliers is very low, as are the barriers to entry into the U.S. foodservice distribution industry. We believe most purchasing decisions in the U.S. foodservice distribution industry are based on the quality and price of the product, plus a distributor’s ability to completely and accurately fill orders and provide timely deliveries.

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

We obtain substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with suppliers. Although our purchasing volume can provide leverage when dealing with suppliers, they may not provide the foodservice products and supplies we need in the quantities and at the prices requested. We do not control the actual production of most of the products we sell. This means we are also subject to delays caused by interruption in production and increases in product costs based on conditions outside our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers; severe weather; crop conditions; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; and natural disasters or other catastrophic events (including, but not limited to, the outbreak of food-borne illnesses in the United States). Our inability to obtain adequate supplies of foodservice and related products because of any of these or other factors could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors.

A change in our relationships with GPOs could negatively affect our relationships with customers, which could reduce our profitability.

No single customer represented more than 3% of our total net sales in fiscal year 2017. However, some of our customers purchase their products under arrangements with GPOs. GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us. Our customers who are members of GPOs purchase products directly from us on the terms negotiated by their GPO. GPOs use the combined purchasing power of their members to lower the prices paid by their members, and we have experienced some pricing pressure from customers who associate with GPOs. Approximately 25% of our net sales in fiscal year 2017 were made by customers under terms negotiated by GPOs. To the extent our customers, for example, independent restaurants who do not typically negotiate directly with GPOs, are able to independently negotiate competitive pricing or become members of GPOs, we may be forced to lower our prices so they will remain customers, which would negatively affect operating margins. In addition, if we are unable to maintain our relationships with GPOs, or if GPOs are able to negotiate more favorable terms for their members with our competitors, we could lose some or all of that business. This could adversely affect our future operating profits.

Our relationships with our customers, including key long-term customers and GPOs, may be materially diminished or terminated.

Most of our customers buy from us pursuant to individual purchase orders, and we often do not enter into long-term agreements with these customers. Because such customers are not obligated to continue purchasing products from us, we cannot be assured that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition, or results of operations.

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

We may fail to effectively integrate the businesses we acquire.

Historically, a portion of our growth has come through acquisitions. If we are unable to integrate acquired businesses successfully or realize anticipated economic, operational, and other benefits and synergies in a timely manner, our profitability may decrease. Integrating acquired businesses may be more difficult in a region or market in which we have limited expertise. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and/or operational resources. Significant acquisitions may also require incurring additional debt. This could increase our interest expense and make it difficult for us to get favorable financing for other acquisitions or capital investments in the future.

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

The high cost of fuel can negatively affect consumer confidence and discretionary spending. This may reduce the frequency and amount spent by consumers for food prepared away from home. The high cost of fuel can also increase the price we pay for products, as well as the costs we incur to deliver products to our customers. These factors, in turn, negatively affect our sales, margins, operating expenses, and operating results. Additionally, from time to time, we enter into forward purchase commitments for some of our fuel requirements at prices equal to the then-current market price. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than market costs for part of our fuel.

An economic downturn, or other factors affecting consumer confidence, could reduce the amount of food prepared and consumed away from home, which could harm our business.

The U.S. foodservice market is sensitive to national and regional economic conditions. In the past, an uneven level of general U.S. economic activity, uncertainty in the financial markets, and slow job growth has affected consumer confidence and discretionary spending. A renewed decline in economic activity, other factors affecting consumer confidence, and the frequency and amount spent by consumers for food prepared away from home may reduce our sales and operating results in the future. There can be no assurance that one or more of these factors will not reduce future operating results.

We may be subject to or affected by liability claims related to products we distribute.

As any seller of food, we may be exposed to liability claims in the event that the products we sell cause injury or illness. We believe we have sufficient primary or excess umbrella liability insurance to cover product liability claims. However, our current insurance may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us. However, this indemnification or insurance coverage is limited, as a practical matter, by the creditworthiness of the indemnifying party and the insured limits of our suppliers’ insurance coverage. If we and our suppliers do not have adequate insurance or contractual indemnification available, the liability related to defective products could adversely affect our results of operations.

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

As of December 30, 2017, we had 25,355 employees, of which approximately 4,600 were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Our failure to effectively renegotiate any CBAs could result in work stoppages. We may, from time to time, be subject to increased efforts to subject us to multi-location labor disputes, as individual labor agreements expire or labor disputes arise. This would place us at greater risk of being unable to continue to operate one or more facilities, delaying deliveries, possibly causing customers to seek alternative suppliers, or otherwise being materially adversely affected by labor disputes. From time to time, when there are labor related issues at a facility represented by a local union, sympathy strikes occur at other facilities that are represented by other local unions. While we believe we have generally satisfactory relationships with our employees, including the unions that represent some of our employees, a work stoppage due to our failure to renegotiate union contracts or for other reasons could have a significant negative effect on us.

Further, potential changes in labor legislation and case law could result in currently non-union portions of our workforce, such as our warehouse and delivery personnel, being subjected to greater organized labor influence. Should additional portions of our workforce be subject to CBAs, this could result in increased costs of doing business as we may be subject to mandatory, binding arbitration or labor scheduling, costs and standards, which may reduce our operating flexibility.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of net sales, higher than many other industries, even if we are able to renegotiate CBAs and avoid work stoppages, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost of many of our customers in the U.S. food-away-from-home industry. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, could reduce the profitability of our customers and reduce demand for our products.

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

Our business is subject to significant environmental, health and safety regulation. Failure to comply with such regulations could adversely affect our operating costs.

Our operations face a broad range of federal, state and local laws and regulations relating to the protection of the environment or health and safety. These laws govern numerous issues, including discharges to air, soil and water; the handling and disposal of hazardous substances; the investigation and remediation of contamination resulting from the release of petroleum products and other hazardous substances; employee health and safety; and fleet safety. In the course of our operations, we operate and maintain vehicle fleets, use and dispose of hazardous substances, and store fuel in on-site aboveground and underground storage tanks. At several current and former facilities, we are investigating and remediating known or suspected contamination from historical releases of fuel and other hazardous substances. Although the known or suspected contamination at these facilities is not currently the subject of any administrative or judicial proceeding, we cannot provide assurance that we will not be the subject of administrative or judicial proceedings in the future for contamination related to releases of fuel or other hazardous substances. Further, we cannot be sure that compliance with, or liability under, existing or future environmental, health and safety laws, such as those related to remediation obligations, will not adversely affect our future operating results.

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

We are subject to governmental regulation at the federal, state, and local levels in many areas of our business, including food holding and processing, trade, anticorruption, transportation, employment, and other areas of safety and compliance. Failing to comply with applicable regulatory requirements could result in a number of adverse situations. These could include administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning letters; cease and desist orders against operations that are not in compliance; closing facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; and the failure to get additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business. Any of these could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future, and we may incur material costs to comply with them, or to comply with any required product recalls as a result of such changes. A more detailed discussion of some of the laws and regulations that we are subject to can be found in “Business—Government Regulation.”

Additionally, due to contracts we have with governmental entities, state governmental agencies have, from time to time, conducted audits of our pricing practices as part of investigations of providers of services under governmental contracts, or otherwise. We also receive requests for information from governmental agencies in connection with these audits.

If we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulation, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions, seizures or debarments from contracting with the government. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental entities may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

We rely heavily on technology, and any disruption in existing technology or delay in implementing new technology could adversely affect our business.

Our ability to control costs and maximize profits, as well as to serve customers most effectively, depends on the reliability of our information technology systems and related data entry processes in our transaction intensive business. We rely on software and other information technology to manage significant aspects of our business, such as purchases, order processing, warehouse/inventory management, truck loading and logistics and optimization of storage space. Any disruption to this information technology could negatively affect our customer service, decrease the volume of our business, and result in increased costs. We have invested and continue to invest in technology security initiatives, business continuity, and disaster recovery plans. However, these measures cannot fully insulate us from technology disruption that could impair operations and profits.

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

We sponsor defined benefit pension and other postretirement plans. Pension and postretirement obligations give rise to costs that are dependent on various assumptions including those discussed in Note 17, Retirement Plans, to our consolidated financial statements.  In addition to the plans we sponsor, we also participate in various “multiemployer” pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participating in one of these plans, then-applicable law could require us to make additional withdrawal liability payments to the plan, and we would have to reflect such liabilities on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits.

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

Adverse judgments or settlements resulting from legal proceedings in which we are or may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our results of operations or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees, suppliers, customers, our investors, or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business.

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. There is a growing consumer preference for sustainable, organic and locally grown products. Changing consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in the U.S. in terms of spend, seek new and different as well as more ethnic menu options and menu innovation. Millennials also value diversity. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. If we are not able to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits, our business and results of operations could suffer.

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

Risks Related to Our Indebtedness

We have substantial debt, which could adversely affect our financial health and our ability to raise additional capital or obtain financing in the future, react to changes in our business, and make payments on our debt.

As of December 30, 2017, we had $3,757 million of indebtedness, net of $16 million of unamortized deferred financing costs.

Our substantial debt could have important consequences to us, including the following:

•

our ability to obtain additional financing or use our cash flows for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes, and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•	a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
•	we are exposed to the risk of increased interest rates because approximately 46% of the principal amount of our borrowings are at variable rates of interest as of December 30, 2017;
•	it may be difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•	we may be more vulnerable to general adverse economic and industry conditions;
•

we may be at a competitive disadvantage compared to our competitors with less debt or comparable debt at more favorable interest rates and they, as a result, may be better positioned to withstand economic downturns;

•	our ability to refinance indebtedness may be limited or the associated costs of refinancing may increase; and
•

our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our business.

Despite our substantial indebtedness levels, we may be able to incur substantially more debt, including secured debt. This could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

The agreements governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

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

In addition, if borrowing availability under the Amended and Restated ABL Credit Agreement, dated October 20, 2015, as amended, USF’s asset backed senior secured revolving loan facility (the “ABL Facility”), plus the amount of unrestricted cash and cash equivalents held by us, falls below a specified threshold of $118 million on any three consecutive business days, the borrowers under such facility, which are our subsidiaries, are required to comply with a minimum fixed charge coverage ratio of 1.0:1.0. In addition, if our borrowing availability under the ABL Facility falls below $130 million on any two consecutive business days or, solely with respect to the ABL Facility, certain cash management covenants or borrowing base delivery requirements are breached, or a payment default or bankruptcy event occurs, additional reporting responsibilities are triggered under the ABL Facility and USF’s accounts receivable financing facility dated as of August 27, 2012, as amended (the “2012 ABS Facility”).

Our ability to comply with these provisions in future periods will depend on our ongoing financial and operating performance, as discussed under “Risks Related to Our Business and Industry,” above. Our ability to comply with these provisions in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

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

Our ability to make scheduled payments on, or to refinance our obligations under our debt facilities, depends on our financial and operating performance. This, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control, as described under “Risks Related to our Business and Industry,” above.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, raise additional equity capital or restructure our debt. However, there is no assurance that such alternative measures may be successful and, as a result, we may not be able to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and indenture restrict our ability to dispose of assets and use the proceeds from any such dispositions. As a result, we cannot assure you we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet the debt service obligations when due.

The 2012 ABS and the ABL Facilities mature in 2020. The amended and restated senior secured term loan, (the “Amended and Restated 2016 Term Loan”) will mature in 2023. The 5.875% unsecured senior notes (the “2016 Senior Notes”) will mature in 2024. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly due to our substantial level of indebtedness and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

After considering interest rate swaps that fixed the interest rate on $1.1 billion of principal of our Amended and Restated 2016 Term Loan, approximately 46% of the principal amount of our debt bears interest at variable rates as of December 30, 2017. As a result, an increase in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial indebtedness.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to resell your shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The stock market routinely experiences periods of large or extreme volatility. In some instances, this volatility is unrelated or disproportionate to the operating performance of particular companies.

The trading price of our common stock may be adversely affected due to a number of factors such as those listed in “Risks Related to Our Business and Industry” and the following, most of which we cannot control:

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

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing debt agreements and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

•	the issuance of one or more series of preferred stock that could be used by our Board of Directors to thwart a takeover attempt;
•	an advance notice requirement for nominations of directors by stockholders and for proposing matters that can be acted upon by stockholders at our stockholder meetings;
•	a prohibition on stockholders calling special meetings of stockholders;
•	subject to any rights of holders of preferred stock, a limitation on stockholders’ ability to remove directors;
•

subject to any rights of holders of preferred stock, the filling of vacancies on the Board of Directors, including newly-created directorships, only by a majority vote of directors then in office, even if less than a quorum, or by a sole remaining director;

•	a prohibition on stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and
•

subject to the approval of our stockholders of a restatement of our amended and restated certificate of incorporation to eliminate supermajority voting, the approval of at least 75% of our outstanding shares of common stock to amend certain provisions of the amended and restated certificate of incorporation and the amended and restated bylaws.

These anti-takeover provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. Our amended and restated certificate of incorporation and certain provisions of our amended and restated bylaws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

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

As of January 31, 2018, we maintained 81 primary operating facilities, including 65 distribution centers and other supporting facilities. About 76% were owned and 24% were leased. Our real estate includes general corporate facilities in Rosemont, Illinois and Tempe, Arizona, both of which are leased. Our properties also include a number of local sales offices, truck “drop-sites”, and vacant land not included in the count above. In addition, there is a minimal amount of surplus owned or leased property not included in the count above. Leases on these facilities expire at various dates from 2018 to 2028, although certain of these leases include options for renewal.

The following table lists our operating facilities, by state, and their aggregate square footage. The table reflects our material operating facilities, including distribution centers that may contain multiple locations or buildings and other supporting facilities. It does not include retail sales locations, Chef’Stores, or US Foods Culinary Equipment & Supply outlet locations. It also does not include closed locations, vacant properties or ancillary use owned and leased properties, such as temporary storage, remote sales offices or parking lots. In addition, the table shows the square footage of our leased Rosemont headquarters and Tempe shared services center locations:

Location	Number of Facilities	Square Feet
Alabama	2	438,804
Arizona	2	317,071
Arkansas	1	135,009
California	5	1,314,847
Colorado	1	314,883
Connecticut	1	239,899
Florida	5	1,194,226
Georgia	2	691,017
Illinois	3	528,295
Indiana	1	233,784
Iowa	2	185,510
Kansas	1	350,859
Louisiana	1	69,304
Michigan	1	276,003
Minnesota	3	414,963
Mississippi	1	287,356
Missouri	3	602,947
Nebraska	2	246,430
Nevada	4	840,519
New Hampshire	1	533,237
New Jersey	3	1,073,375
New Mexico	1	133,486
New York	3	388,683
North Carolina	3	954,736
North Dakota	2	221,314
Ohio	3	501,894
Oklahoma	1	308,307
Pennsylvania	6	1,179,319
Rhode Island	1	64,410
South Carolina	2	1,134,399
South Dakota	1	47,400
Tennessee	2	602,270
Texas	4	963,732
Utah	1	267,180
Virginia	2	629,318
Washington	1	216,500
West Virginia	1	220,537
Wisconsin	2	354,127
Total	81	18,475,950
	Owned	14,023,379	76%
	Leased	4,452,571	24%
Headquarters: Rosemont, Illinois		329,564
Shared Services Center: Tempe, Arizona		133,225

Item 3.	Legal Proceedings

From time to time, we may be party to litigation that arises in the ordinary course of our business. Management does not believe there is any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition, or cash flows.

On November 9, 2017, we were notified by the U.S. Environment Protection Agency (the “EPA”) that potential violations of the Section 112(r)(7) Risk Management Program regulation found at 40 CFR Part 68 were allegedly committed at our Fairburn, GA facility. On December 6, 2017, we notified the EPA of our intent to settle the alleged potential violations and pay a final penalty of $107,961. As of December 30, 2017, the parties had not negotiated and executed a Consent Agreement and Final Order.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the symbol “USFD” as of May 26, 2016. Prior to that time, there was no public market for our common stock. As of February 15, 2018, there were 23,855 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth the high and low intra-day sale prices per share for our common stock as reported on the NYSE for the period indicated:

	Stock Price
	High	Low
Fiscal Year Ended December 31, 2016:
Second Quarter ended July 2, 2016 (from May 26, 2016)	$25.64	$22.51
Third Quarter ended October 1, 2016	$25.83	$22.90
Fourth Quarter ended December 31, 2016	$27.79	$22.19
Fiscal Year Ended December 30, 2017:
First Quarter ended April 1, 2017	$28.14	$25.50
Second Quarter ended July 1, 2017	$30.73	$25.93
Third Quarter ended September 30, 2017	$28.79	$26.37
Fourth Quarter ended December 30, 2017	$32.10	$25.43

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1 - 11/4	—		—	—	—
11/5 - 12/2	—		—	—	—
12/3 - 12/30	10,000,000	(1)	$28.00	—	—
Total	10,000,000		$28.00	—	—
(1)

In conjunction with a secondary offering of our common stock held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR,” and together with CD&R, the “Sponsors”), on December 4, 2017, we repurchased 10,000,000 shares of our common stock from the underwriter at $28.00 per share, which was the underwriter’s purchase price. The closing of the share repurchase occurred substantially concurrently with the closing of the offering, and the shares we repurchased were retired. The Company did not sell any stock in the offering and did not receive any proceeds from the offering.

Unregistered Sales of Equity Securities

None.

Dividends

We have no current plans to pay future dividends on our common stock, and we have never paid any dividends on our common stock other than a one-time special cash distribution of $666 million made in January 2016 to our stockholders, of which $657 million was paid to the Sponsors.

The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors.  Our Board of Directors may take into account the factors discussed under “Our stock price may change significantly, and you may not be able to resell your shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result,” above.  Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends is limited by covenants in our existing subsidiary debt agreements and may be further limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Indebtedness.”

Item 6.	Selected Financial Data

The selected historical consolidated statements of operations data for fiscal years 2017, 2016, and 2015, and the related selected balance sheet data as of fiscal years ending in 2017 and 2016, have been derived from our consolidated financial statements and related notes contained elsewhere in this Annual Report. The selected historical consolidated statement of operations data for fiscal years 2014 and 2013 and the selected balance sheet data as of fiscal years ended 2015, 2014, and 2013, have been derived from our consolidated financial statements not included in this Annual Report.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes included in Item 8 of this Annual Report.

The following tables set forth our selected financial data for the periods and as of the dates indicated:

	Fiscal Year
	2017	2016	2015	2014	2013
	(In millions, except for per share data)*
Consolidated Statements of Operations Data:
Net sales	$24,147	$22,919	$23,127	$23,020	$22,297
Cost of goods sold	19,930	18,866	19,114	19,222	18,474
Gross profit	4,218	4,053	4,013	3,798	3,823
Operating expenses:
Distribution, selling and administrative costs	3,644	3,586	3,650	3,546	3,494
Restructuring (benefit) charges and tangible asset impairments	(1)	53	173	—	8
Total operating expenses	3,644	3,639	3,823	3,546	3,502
Operating income	574	414	190	252	321
Acquisition termination fees—net	—	—	288	—	—
Interest expense—net	170	229	285	289	306
Loss on extinguishment of debt	—	54	—	—	42
Income (loss) before income taxes	404	131	193	(37)	(27)
Income tax (benefit) provision	(40)	(79)	25	36	30
Net income (loss)	$444	$210	$168	$(73)	$(57)
Net income (loss) per share:
Basic	$2.00	$1.05	$0.99	$(0.43)	$(0.34)
Diluted(a)	$1.97	$1.03	$0.98	$(0.43)	$(0.34)
Weighted-average number of shares used in per share amounts:
Basic	222.4	200.1	169.6	169.5	169.6
Diluted(a)	225.7	204.0	171.1	169.5	169.6
Other Data:
Cash flows—operating activities	$748	$556	$555	$402	$322
Cash flows—investing activities	(356)	(762)	(271)	(118)	(187)
Cash flows—financing activities	(405)	(180)	(110)	(120)	(197)
Capital expenditures	221	164	187	147	191
EBITDA(b)	952	782	876	664	667
Adjusted EBITDA(b)	1,058	972	875	866	845
Adjusted net income(b)	312	321	154	126	111
Free cash flow(b)	527	392	368	255	131

	As of Fiscal Year
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$119	$131	$518	$344	$180
Total assets	9,037	8,944	9,239	9,023	9,138
Total debt	3,757	3,782	4,745	4,714	4,722
Total shareholders’ equity	2,751	2,538	1,873	1,622	1,844

(*)	Amounts may not add due to rounding.
(a)	When there is a loss for the applicable period, weighted average fully diluted shares outstanding was not used in the computation as the effect would be antidilutive.
(b)

EBITDA, Adjusted EBITDA, and Adjusted net income are financial measures that are not in accordance with accounting principles generally accepted in the United States of America. (“GAAP”).  These non-GAAP measures are used by management to measure operating performance. EBITDA is defined as net income (loss), plus interest expense—net, income tax (benefit) provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) restructuring (benefit) charges and tangible asset impairments; 3) share-based compensation expense; 4) the non-cash impact of LIFO reserve adjustments; 5) loss on extinguishment of debt; 6) pension settlements; 7) business transformation costs; 8) Acquisition-related costs; 9) Acquisition termination fees—net; and 10) other gains, losses, or charges as specified in our debt agreements. Adjusted net income is defined as net income (loss) excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Annual Report are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.

Free cash flow is defined as cash flows provided by operating activities less capital expenditures. Free cash flow is used by management as a supplemental measure of our liquidity. For additional information see “Non-GAAP Reconciliations” below.

Non-GAAP Reconciliations

We provide EBITDA, Adjusted EBITDA, and Adjusted net income as supplemental measures to GAAP regarding our operational performance. These non-GAAP financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.

We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because they exclude amounts that we do not consider part of our core operating results when assessing our performance. Items excluded from Adjusted EBITDA include restructuring (benefit) charges and tangible asset impairments, loss on extinguishment of debt, Sponsor fees, share-based compensation expense, the non-cash impact of LIFO reserve adjustments, pension settlements, business transformation costs (costs associated with the redesign of systems and processes), Acquisition related costs, Acquisition termination fees—net, and other items as specified in our debt agreements.

We believe that Adjusted net income is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, amortization, interest expense, and income taxes on a consistent basis from period to period. Adjusted net income is net income (loss) excluding such items as restructuring (benefit) charges and tangible asset impairments, loss on extinguishment of debt, Sponsor fees, share-based compensation expense, the non-cash impact of LIFO reserve adjustments, pension settlements, business transformation costs (costs associated with redesign of systems and process), and other items, and adjusted for the tax effect of the exclusions and discrete tax items. We believe that Adjusted net income is used by investors, analysts and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance as well as our performance relative to our competitors as they assist in highlighting trends, (b) to set internal sales targets and spending budgets, (c) to measure operational profitability and the accuracy of forecasting, (d) to assess financial discipline over operational expenditures, and (e) as an important factor in determining variable compensation for management and employees. EBITDA and Adjusted EBITDA are also used in connection with certain covenants and restricted activities under our debt agreements. We also believe these non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	Fiscal Year
	2017	2016	2015	2014	2013
	(In millions)*
Net income (loss)	$444	$210	$168	$(73)	$(57)
Interest expense—net	170	229	285	289	306
Income tax (benefit) provision	(40)	(79)	25	36	30
Depreciation and amortization expense	378	421	399	412	388
EBITDA	952	782	876	664	667
Adjustments:
Sponsor fees(1)	—	36	10	10	10
Restructuring (benefit) charges and tangible asset impairments(2)	(1)	53	173	—	8
Share-based compensation expense(3)	21	18	16	12	8
Net LIFO reserve change(4)	14	(18)	(74)	60	12
Loss on extinguishment of debt(5)	—	54	—	—	42
Pension settlements(6)	18	—	—	2	2
Business transformation costs(7)	40	37	46	54	61
Acquisition termination fees—net(8)	—	—	(288)	—	—
Acquisition related costs(9)	—	1	85	38	4
Other(10)	14	10	31	26	31
Adjusted EBITDA	1,058	972	875	866	845
Depreciation and amortization expense	(378)	(421)	(399)	(412)	(388)
Interest expense—net	(170)	(229)	(285)	(289)	(306)
Income tax provision, as adjusted(11)	(198)	(1)	(37)	(39)	(40)
Adjusted net income	$312	$321	$154	$126	$111
Free cash flow
Cash flows from operating activities	$748	$556	$555	$402	$322
Capital expenditures	(221)	(164)	(187)	(147)	(191)
Free cash flow	$527	$392	$368	$255	$131

(*)	Amounts may not add due to rounding.
(1)

Consists of fees paid to the Sponsors for consulting and management advisory services. On June 1, 2016, the consulting agreements with each of the Sponsors were terminated for an aggregate termination fee of $31 million.

(2)

Consists primarily of facility related closing costs, including severance and related costs, tangible asset impairment charges and gains on sale, organizational realignment costs and estimated multiemployer pension withdrawal liabilities and settlements.

(3)	Share-based compensation expense for vesting of stock awards and share purchase plan.
(4)	Represents the non-cash impact of net LIFO reserve adjustments.
(5)

Includes fees paid to debt holders, third-party costs, the write off of certain pre-existing unamortized deferred financing costs related to the 2016 and 2013 debt refinancing transactions; early redemption premium and the write-off of unamortized issue premium related to the June 2016 debt refinancing; and the loss related to the September 2016 defeasance of our commercial mortgage backed securities (the “CMBS Fixed Facility”). See Note 11, Debt to our consolidated financial statements for a further description of the 2016 debt transactions.

(6)

Consists of settlement charges resulting from lump-sum payments to retirees and former employees participating in several Company sponsored pension plans. See Note 17, Retirement Plans to our consolidated financial statements for a further description of the 2017 pension settlement charges.

(7)	Consists primarily of costs related to significant process and systems redesign across multiple functions.

(8)

Consists of net fees received in connection with the termination of the agreement and plan of merger dated December 8, 2013 (the “Acquisition Agreement”) with Sysco Corporation, through which Sysco would have acquired US Foods (the “Acquisition”). See Note 1, Overview and Basis of Presentation to our consolidated financial statements.

(9)	Consists of costs related to the Acquisition, including certain employee retention costs.
(10)	Other includes gains, losses or charges as specified under our debt agreements.
(11)

Represents our income tax (benefit) provision adjusted for the tax effect of pre-tax items excluded from Adjusted net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, excess tax benefits associated with share-based compensation, and the tax benefits recognized in continuing operations due to the existence of a gain in other comprehensive income and loss in continuing operations. The tax effect of pre-tax items excluded from Adjusted net income is computed using a statutory tax rate after taking into account the impact of permanent differences and valuation allowances. We released the valuation allowance against federal and certain state net deferred tax assets in fiscal year 2016. We were required to reflect the portion of the valuation allowance release related to 2016 ordinary income in the estimated annual effective tax rate and the portion of the valuation allowance release related to future years’ income discretely in fiscal year 2016. We maintained a valuation allowance against federal and state net deferred tax assets in fiscal years 2013 through 2015. The result was an immaterial tax effect related to pre-tax items excluded from Adjusted net income in the fiscal years 2013 through 2016.

A reconciliation between the GAAP income tax (provision) benefit and the income tax provision, as adjusted, is as follows:

	Fiscal Year
	2017	2016	2015	2014	2013
	(In millions)*
GAAP Income tax benefit (provision)	$40	$79	$(25)	$(36)	$(30)
Tax impact of pre-tax income adjustments	(39)	—	—	—	—
Discrete tax items	(199)	(80)	(12)	(3)	(10)
Income tax provision, as adjusted	$(198)	$(1)	$(37)	$(39)	$(40)

(*) Amounts may not add due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of our results includes certain financial measures not required by, or presented in accordance with, GAAP. We believe these non-GAAP financial measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in “Non-GAAP Reconciliations” in “Item 6. Selected Financial Data” of this Annual Report.

Operating Metrics

          Case growth − Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows their new classification.

Organic growth − Organic growth includes growth from operating business that has been reflected in our results of operations for at least 12 months.

Industry Trends

During 2017, the U.S. foodservice distribution industry grew at 1.4%, according to Technomic (January 2018).  Within the industry, there have been mixed results as different customer types have varying sizes and growth profiles, as well as differing product and service requirements.  Independent restaurants, a customer type of strategic focus, grew during the year, while national chains, on a same-store chain basis, experienced declines.  We believe we have capitalized on innovative product offerings and our e-commerce and technology solutions to grow our mix with independent restaurants, and have made gains in this area of our strategy.  Consistent with the market trends, we experienced organic declines with national chain customers; however, much of our declines resulted from strategically planned exits from certain national chain business.

Highlights and Initiatives

Our case volume in 2017 increased 2.9%. We experienced organic independent restaurant case growth and growth with other target customer types, as well as growth due to acquisitions. Net sales increased $1,228 million, or 5.4%, year over year. In addition to case growth, net sales was favorably impacted by year over year inflation, as a significant portion of our business is based on markups over cost.

Gross profit increased $165 million or 4.1% to $4,218 million in 2017.  As a percentage of net sales gross profit was 17.5% down 0.2% from 17.7% in the prior year period. Margin rate declines in the organic business, including higher inbound freight costs, and the adverse impacts of the year over year LIFO reserve changes, was partially offset by the favorable rate impact from acquisitions.

Total operating expenses increased $5 million or 0.1% to $3,644 million in 2017, and included increased wages from higher volume and wage inflation, partially offset by lower restructuring costs, the absence of Sponsor fees incurred in 2016 and lower amortization in 2017.

In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), making significant changes to the U.S. tax code, including a reduction in the corporate tax rate.  The application of the Tax

Act resulted in a discrete tax benefit of $173 million, which was recognized in fiscal year 2017 earnings.  The tax benefit resulted from lowering our deferred tax liabilities to reflect the revised tax rate.

The reduction of the U.S. federal corporate tax rate under the Tax Act is expected to reduce the effective tax rate for the year ended December 29, 2018 by an estimated 13%, as compared to what the effective tax rate would have been in the absence of tax reform, after taking into account the impact of the federal deduction of state income taxes.

In 2016, we launched an initiative to centralize certain field procurement and replenishment activities. We expect the procurement actions to be completed in 2018, with realization of benefits in product costs and logistics savings resulting from more effective management of procurement and replenishment activities.  However, the expected savings may be offset by increases in inbound freight resulting from capacity and rate challenges being experienced in the U.S.

Outlook

With favorable trends in consumer confidence and the unemployment rate, we expect positive industry growth in 2018.  General economic trends and conditions, including demographic changes, inflation, deflation, consumer confidence, and disposable income, coupled with changing tastes and preferences, influence the amount that consumers spend on food-away-from-home, which can affect our customers and, in turn, our sales. On balance, we believe that these general trends will support positive real growth in food-away-from-home consumption and the growth of foodservice industry sales, particularly in our target customer types. We expect competitive pressures to remain high and a moderation of year over year inflation in 2018. Given that a large portion of our business is based on markups over cost, sudden inflation or prolonged deflation can negatively impact our sales and gross profit.  We expect sales to our independent restaurant customers, which generally have higher margins, to continue to be an increasing proportion of our sales mix. Favorable customer mix, additional volume from acquisitions, as well as other sourcing initiatives, will also continue to contribute to our ability to expand our margins.  Additionally, we believe our investments in a common technology platform, efficient transactional and operational model, e-commerce and analytic tools that support our team-based selling approach, coupled with product innovation, have enabled us to leverage our costs, maintain our sales, and differentiate ourselves from our competitors.

Our strategy includes continued focus on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Results of Operations

The following table presents selected consolidated results of operations of our business for the last three fiscal years:

	Fiscal Year
	2017	2016	2015
	(In millions)*
Consolidated Statements of Operations:
Net sales	$24,147	$22,919	$23,127
Cost of goods sold	19,930	18,866	19,114
Gross profit	4,218	4,053	4,013
Operating expenses:
Distribution, selling and administrative costs	3,644	3,586	3,650
Restructuring (benefit) charges and tangible asset impairments	(1)	53	173
Total operating expenses	3,644	3,639	3,823
Operating income	574	414	190
Acquisition termination fees - net	—	—	288
Interest expense - net	170	229	285
Loss on extinguishment of debt	—	54	—
Income before income taxes	404	131	193
Income tax (benefit) provision	(40)	(79)	25
Net income	$444	$210	$168
Percentage of Net Sales:
Gross profit	17.5%	17.7%	17.4%
Distribution, selling and administrative costs	15.1%	15.6%	15.8%
Operating expense	15.1%	15.9%	16.5%
Operating income	2.4%	1.8%	0.8%
Net income	1.8%	0.9%	0.7%
Adjusted EBITDA(1)	4.4%	4.2%	3.8%
Other Data:
Cash flows—operating activities	$748	$556	$555
Cash flows—investing activities	(356)	(762)	(271)
Cash flows—financing activities	(405)	(180)	(110)
Capital Expenditures	221	164	187
EBITDA(1)	952	782	876
Adjusted EBITDA(1)	1,058	972	875
Adjusted net income(1)	312	321	154
Free cash flow(1)	527	392	368
(*)	Amounts may not add due to rounding.
(1)

EBITDA, Adjusted EBITDA, and Adjusted net income are non-GAAP measures used by management to measure operating performance. EBITDA is defined as net income (loss), plus interest expense—net, income tax (benefit) provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees;        2) restructuring (benefit) charges and tangible asset impairments; 3) share-based compensation expense; 4) the non-cash impact of LIFO reserve adjustments; 5) loss on extinguishment of debt; 6) pension settlements; 7) business transformation costs; 8) Acquisition-related costs; 9) Acquisition termination fees—net; and 10) other gains, losses, or charges as specified in USF’s debt agreements. Adjusted net income is defined as net income (loss) excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Annual Report are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.

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

See additional information for the use of these measures and “Non-GAAP Reconciliations” in “Item 6. Selected Financial Data”.

Fiscal Years Ended December 30, 2017 and December 31, 2016

Highlights

•	Case volume increased 2.9%. Independent restaurant case volume increased 5.2%.
•	Net sales increased $1,228 million, or 5.4%, to $24,147 million.
•	Operating income increased $160 million, or 38.6%, to $574 million. As a percentage of net sales, operating income increased to 2.4% in 2017, compared to 1.8% in 2016.
•	Net income increased $234 million to $444 million in 2017, compared to $210 million in 2016.
•	Adjusted EBITDA increased $86 million, or 8.8%, to $1,058 million. As a percentage of net sales, Adjusted EBITDA increased to 4.4% in 2017, compared to 4.2% in 2016.

Net Sales

Total case growth in 2017 was 2.9%.  The increase reflected growth with independent restaurants, healthcare, and hospitality, partially offset by declines in education. Organic case volume increased 1.7% and reflected similar customer growth trends and some planned exits from national chains.

Net sales increased $1,228 million, or 5.4%, to $24,147 million in 2017, comprised of a 2.9%, or $675 million, increase in case volume, and a 2.5%, or $553 million, increase in the overall net sales rate per case.  Acquisitions increased net sales by approximately $387 million, or 1.6%.  Sales of private brands represented approximately 34% and 33% of total net sales in 2017 and 2016, respectively.

The overall net sales rate per case increase of 2.5%, compared to 2016, is mostly comprised of inflation, as a significant portion of our business is based on markups over cost.  We experienced year over year inflation in the grocery, poultry, seafood, pork, and fresh produce product categories, partially offset by deflation in beef.

Gross Profit

         Gross profit increased $165 million, or 4.1%, to $4,218 million in 2017 due to higher volume and margin expansion initiatives.  As a percentage of net sales, gross profit decreased 0.2% from 17.7% in 2016 to 17.5% in 2017. Gross profit from acquisitions was offset by lower organic margins, including higher inbound freight costs, and the adverse impact of year over year LIFO adjustments. Our LIFO method of inventory costing resulted in $14 million of expense in 2017 compared to a benefit of $18 million in 2016 driven by product inflation in 2017 compared to deflation in 2016. Inventory product categories that experienced cost inflation in 2017 included dairy, cheese, poultry, and grocery.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $58 million, or 1.6%, to $3,644 million in 2017. The increase includes $90 million from salaries and wages primarily driven by wage inflation and volume and $11 million due to the absence of a net insurance benefit in the prior year related to a facility tornado loss.  The additional volume contributed to $11 million of additional repairs and maintenance inclusive of our vehicle fleet and additional insurance costs on the fleet portfolio.  We also experienced $7 million of higher bad debt provisions, $5 million of additional IT costs, and approximately $11 million of other net costs that were not individually significant.  These increases were partially offset by the absence of $36 million of costs incurred under a consulting and management agreement with the Sponsors in 2016, including a $31 million contract termination fee incurred concurrently with our initial public offering (“IPO”), and $46 million of lower depreciation and amortization in 2017 primarily driven by the completed amortization of the customer relationship intangible asset initially recognized in 2007, upon acquisition of the Company by the Sponsors.

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

Restructuring (Benefit) Charges and Tangible Asset Impairments

Restructuring charges decreased $54 million, or 101.9%, to a benefit of $1 million in 2017. During 2017, net costs of $2 million were recognized related to initiatives launched in 2016 to centralize certain field procurement and replenishment activities, and reduce corporate and administrative costs. These costs were offset by a $3 million gain on the sale of the Baltimore, Maryland distribution facility that closed in 2016.

During 2016, we incurred a net charge of $53 million associated with our plan to streamline our field operations model, the closure of the Baltimore distribution facility, and certain other corporate and administrative cost reduction initiatives. Included in the charge was a benefit of $4 million related to a favorable settlement of substantially all of our multiemployer pension withdrawal liabilities, related to previously closed facilities, including Baltimore. Finally, we also incurred $3 million related to a lease termination settlement, which is included in the $53 million net charge.

Operating Expenses

Operating expenses, comprised of distribution, selling and administrative costs and restructuring (benefit) charges and tangible asset impairments, increased $5 million, or 0.1% to $3,644 million in 2017. Operating expenses as a percentage of net sales were 15.1% in 2017, down from 15.9% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $160 million, or 38.6% to $574 million in 2017. Operating income as a percent of net sales was 2.4% in 2017, up from 1.8% in 2016. The change was primarily due to the factors discussed in the relevant sections above.

Interest Expense—Net

Interest expense—net decreased $59 million, primarily due to the reduction of substantial debt with the proceeds from our 2016 IPO, and the defeasance and refinancing of certain other debt during 2016. See Note 11, Debt, to our consolidated financial statements.

Loss on Extinguishment of Debt

As discussed in Note 11, Debt, to our consolidated financial statements, we incurred a $54 million loss on extinguishment of debt in 2016 related to the June 2016 debt redemption and refinancing, and the CMBS Fixed Facility defeasance.

Income Taxes

On December 22, 2017 the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to (1) a reduction of the U.S. federal corporate tax rate; and (2) bonus depreciation that permits full expensing of qualified property. The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, we have reduced our deferred tax liabilities by $173 million and recognized a deferred income tax benefit of $173 million for the year ended December 30, 2017.

We released the previously recorded valuation allowance against our federal net deferred tax assets and certain of our state net deferred tax assets in 2016, as we determined it was more likely than not the deferred tax assets would be realized. We maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period or the utilization of which is subject to limitation. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years, forecasted earnings, and a reduction of uncertainty regarding forecasted earnings, as a result of developments in certain customer and strategic initiatives during 2016.

The effective tax rate for 2017 of (10)% varied from the 35% federal statutory rate, primarily from a tax benefit of $173 million  related to the aforementioned reduction in the U.S. federal corporate tax rate, and a benefit of $26 million related to excess tax benefits associated with share-based compensation, partially offset by state income taxes. The effective tax rate for 2016 of (60)% varied from the 35% federal statutory rate, primarily as a result of a change in the valuation allowance. During 2016, the valuation allowance decreased $128 million, primarily as a result of the year-to-date pre-tax income and the partial release of the valuation allowance. See Note 20, Income Taxes, to our consolidated financial statements for a reconciliation of our effective tax rates to the statutory rate.

Net Income

Our net income was $444 million in 2017, compared to $210 million in 2016. The improvement in net income was primarily due to the relevant factors discussed above.

Fiscal Years Ended December 31, 2016 and January 2, 2016

Fiscal year 2016 included 52 weeks while fiscal year 2015 included 53 weeks. The 53rd week is referred to herein as the “extra week”. Comparisons herein are provided excluding the extra week to provide comparable 52-week results on a year over year basis.

Net Sales

Total case growth in 2016 was 1.4%. Excluding the extra week, total case growth was 2.9%.  These increases reflected growth with independent restaurants, education and hospitality customers, partially offset by planned exits from national chains.  Organic case volume declined 0.2%.  Organic case volume, excluding the extra week, increased 1.3% as case growth from independent restaurants, education, and hospitality customers was partially offset by planned national chain exits.  Independent restaurant case growth was 4.7%, with organic independent restaurant case growth contributing 2.7%.  Excluding the extra week, independent restaurant case growth was approximately 6.4% over the prior year, with organic growth of approximately 4.5%.

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

The overall rate per case decline of 2.3%, compared to 2015 reflected a continuation of the deflationary environment and product mix changes. Approximately 1.6% of the decline is attributed to deflation in several commodity categories, particularly in beef and dairy, with mix shifts driving the remainder. Changes in product costs impact net sales since a significant portion of our business is based on markups over cost. Product mix changes include impacts from our acquisition of Fresh Unlimited, Inc., d/b/a Freshway Foods (“Freshway”). Freshway is a produce distributor with annual sales of approximately $130 million. Produce, as a category, has lower selling prices per case than our average, which brings down our average selling price per case. Mix changes also include the transition away from certain national chain customers whose purchases were concentrated in certain protein categories.

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

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs decreased $64 million, or 1.8%, to $3,586 million in 2016. The impact of the extra week on distribution, selling and administrative costs is estimated to be approximately $50 million. As a percentage of net sales, distribution, selling and administrative costs decreased 0.2%, to 15.6% in 2016 from 15.8% in 2015. The decrease of $64 million included $37 million of lower wages and other benefits, which primarily resulted from the non-recurrence of certain 2015 retention payments related to the Acquisition, that were partially offset in 2016 by increased headcount from acquisitions and other employee related costs.  The decrease also included lower distribution expenses of $26 million, driven primarily by fuel savings, a $24 million decrease from the non-recurrence of consulting fees related to the Acquisition, a $15 million net benefit related to an improvement in litigation settlements and $14 million of favorable experience in self-insurance expenses.  These improvements were partially offset by the $31 million termination fee paid to the Sponsors in 2016, and a $22 million increase in depreciation and amortization expense, primarily related to fleet assets and additional intangible asset amortization from acquisitions.

Restructuring (Benefit) Charges and Tangible Asset Impairments

Restructuring (benefit) charges and tangible asset impairments decreased $120 million, or 69.4%, to $53 million in 2016. During 2016, we incurred a net charge of $53 million associated with our plan to streamline our field operations model, the closure of the Baltimore, Maryland distribution facility, and certain other corporate and administrative cost reduction initiatives. Included in the charge was a benefit of $4 million related to a favorable settlement, during the fourth quarter of 2016, of substantially all of our multiemployer pension withdrawal liabilities, related to previously closed facilities, including Baltimore.  Finally, we also incurred $3 million related to a lease termination settlement, which is included in the $53 million net charge.

During 2015, we recognized $85 million of costs related to the field reorganization and the Baltimore distribution facility closure. The field reorganization costs of approximately $30 million, were primarily comprised of employee separation costs. The Baltimore closure costs of approximately $55 million were comprised of $50 million for estimated multiemployer pension withdrawal liabilities and $5 million related to other employee separation and related costs. The estimated multiemployer pension cost was based on the latest available information received from the respective plans’ administrator and represented an estimate for a calendar year 2015 withdrawal.

During 2015, we also reached a settlement with the Central States Teamsters Union Pension Plan (“Central States”). The settlement relieved our participation in the “legacy” pool and settled the related legacy multiemployer pension withdrawal liability, and commenced us as a new employer in the “hybrid” pool of the Central States Teamsters Southeast and Southwest Area Pension Fund (“Central States Plan”). The payment also included the settlement of certain other Central States multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015, and a related labor dispute. The settlement resulted in a restructuring charge of $88 million representing the excess of the $97 million cash payment over the aforementioned prior liabilities related to these previously closed facilities.

Operating Expenses

Operating expenses, comprised of distribution, selling, and administrative costs and restructuring (benefit) charges and tangible asset impairments, decreased $184 million, or 4.8% to $3,639 million. Excluding the extra week, operating expenses decreased $136 million, or 3.6%. Operating expenses as a percent of net sales were 15.9% for 2016, down from 16.5% in 2015. The change was due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $224 million, or 117.9%, to $414 million in 2016. Operating income as a percentage of net sales increased 100% to 1.8% for 2016, up from 0.8% in 2015. The change was primarily due to the factors discussed in the relevant sections above.

Acquisition Termination Fees—Net

Included in 2015 was net Acquisition termination fee income of $288 million, comprised of $300 million paid to us in connection with the termination of the Acquisition Agreement, offset in part by a $12.5 million termination fee paid by us in connection with the termination of the related asset purchase agreement. See Note 1, Overview and Basis of Presentation to our consolidated financial statements.

Interest Expense—Net

Interest expense—net, of $229 million was $56 million lower in 2016, primarily due to the redemption and refinancing of debt in June of 2016 and the defeasance of the CMBS Fixed Facility in September of 2016.  The $56 million decrease also included favorability of $5 million from additional interest expense in the prior year due to the extra week.  See Note 11, Debt, to our consolidated financial statements.

Loss on Extinguishment of Debt

As discussed in Note 11, Debt, to our consolidated financial statements, we incurred a $54 million loss on extinguishment of debt in 2016. Approximately $42 million of the loss related to the June 2016 debt redemption and refinancing. The remaining $12 million resulted from the defeasance of the CMBS Fixed Facility.

Income Taxes

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and our change in relative income in each jurisdiction.

We released the valuation allowance against our federal net deferred tax assets and certain of our state net deferred tax assets in 2016, as we determined it was more likely than not the deferred tax assets would be               realized. We maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period or the utilization of which is subject to limitation. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years, forecasted earnings, and a reduction of uncertainty regarding forecasted earnings as a result of developments in certain customer and strategic initiatives during 2016.

The effective tax rate for 2016 and 2015 of (60)% and 13%, respectively, varied from the 35% federal statutory rate, primarily as a result of a change in the valuation allowance. During 2016 and 2015, the valuation allowance decreased $128 million and $48 million, respectively. The decrease in the valuation allowance for 2016 was primarily the result of the year to date pre-tax income and the partial release of the valuation allowance. The decrease in the valuation allowance for 2015 was primarily the result of the year to date ordinary income, partially offset by an increase in the valuation allowance due to an increase in deferred tax liabilities related to indefinite-lived intangibles. The year to date ordinary income for 2015 was impacted by the $288 million net termination fee

received pursuant to the terminated Acquisition Agreement.   See Note 20, Income Taxes, to our consolidated financial statements for a reconciliation of our effective tax rates to the statutory rate.

Net Income

Our net income was $210 million in 2016, compared to $168 million in 2015. The increase in net income was primarily due to the relevant factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements. Terms used but not defined in this discussion are defined in the detailed description of our indebtedness in Note 11, Debt, to our consolidated financial statements.

Indebtedness

Our significant debt facilities have scheduled debt maturities primarily during the next seven years, and a substantial portion of our liquidity needs arise from debt service requirements, the ongoing costs of operations, working capital, and capital expenditures. As of December 30, 2017, the aggregate carrying value of our indebtedness was $3,757 million, net of $16 million of unamortized deferred financing costs.

Our primary financing sources for working capital and capital expenditures are cash from operations, the ABL Facility, and the 2012 ABS Facility. As of December 30, 2017, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $1,028 million, of which $922 million was available based on our borrowing base, all of which is secured.

The ABL Facility provides for loans of up to $1,300 million, with its capacity limited by borrowing base calculations. As of December 30, 2017, we had outstanding borrowings of $80 million and had issued letters of credit totaling $412 million under the ABL Facility. There was available capacity on the ABL Facility of $807 million at December 30, 2017, based on the borrowing base calculation.

The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $580 million at December 30, 2017. At our option, we can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $115 million at December 30, 2017, based on the borrowing base calculation.

The Amended and Restated 2016 Term Loan had a carrying value of $2,157 million as of December 30, 2017, net of $10 million of unamortized deferred financing costs. The Amended and Restated 2016 Term Loan was amended on February 17, 2017 and November 30, 2017, in each case and among other things, to reduce the interest rate spread on outstanding borrowings. During 2017, we also entered into four-year interest rate swaps with a notional amount of $1.1 billion, reducing to $825 million in the fourth year, effectively converting approximately half of the principal amount of the Amended and Restated 2016 Term Loan from a variable to a fixed rate loan.  On November 30, 2017, the interest rate swaps were amended in conjunction with the amendment to the portion of the principal amount of the Amended and Restated 2016 Term Loan subject to hedging arrangements. We now effectively pay an aggregate rate of 4.21% on the notional amount covered by the interest rate swaps, comprised of 1.71% plus a spread of 2.50%. For the remaining portion of the principal amount of the Amended and Restated 2016 Term Loan, the interest rate is ABR plus 1.50% or LIBOR plus 2.50%, with a LIBOR floor of 0.00%. The interest rate spread on both ABR and LIBOR borrowings can be further reduced 25 basis points to either ABR plus 1.25% or LIBOR plus 2.25%, if USF’s consolidated secured leverage ratio (as defined in the Amended and Restated 2016 Term Loan) is equal to or less than 1.75:1.00 at the end of the most recent fiscal quarter. At December 30, 2017, USF’s consolidated secured leverage ratio exceeded 1.75:1.00.

As of December 30, 2017, our 2016 Senior Notes had a carrying value of $594 million, net of $6 million of unamortized deferred financing costs. The 2016 Senior Notes bear interest at 5.875% and mature on June 15,

2024. On or after June 15, 2019, the 2016 Senior Notes are redeemable, at our option, in whole or in part at a price of 102.938% of their remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the 2016 Senior Notes declines to 101.469% and 100.0%, respectively, of their remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the 2016 Senior Notes may be redeemed with the aggregate proceeds from equity offerings, as defined in the 2016 Senior Notes indenture, at a redemption premium of 105.875%.  As of December 30, 2017, we also had $337 million of obligations under capital leases for transportation equipment and building leases.  Other debt of $10 million at December 30, 2017 consists primarily of various state industrial revenue bonds.

The 2012 ABS and the ABL Facilities mature in 2020. The Amended and Restated 2016 Term Loan and the 2016 Senior Notes mature in 2023 and 2024 with scheduled principal payments of $2.1 billion and $600 million, respectively.  As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources.

We believe that the combination of cash generated from operations, together with availability under our debt agreements and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.

Our future financial and operating performance, ability to service or refinance our debt, and ability to comply with covenants and restrictions contained in our debt agreements will be subject to: (1) future economic conditions, (2) the financial health of our customers and suppliers, and (3) financial, business, and other factors, many of which are beyond our control.

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

Our credit facilities, loan agreements, and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of December 30, 2017, USF had $751 million of restricted payment capacity under these covenants, and approximately $2,001 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding, together with all unpaid interest and other amounts owed, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of our assets. This, in turn, relies on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of December 30, 2017, we were in compliance with all of our debt covenants.

Cash Flows

For the last three fiscal years, the following table presents condensed highlights from our Consolidated Statements of Cash Flows:

	Fiscal Year
	(In millions)*
	2017	2016	2015
Net income	$444	$210	$168
Changes in operating assets and liabilities, net of business acquisitions	7	(78)	(74)
Other adjustments	297	423	462
Net cash provided by operating activities	748	556	555
Net cash used in investing activities	(356)	(762)	(271)
Net cash used in financing activities	(405)	(180)	(110)
Net (decrease) increase in cash and cash equivalents	(12)	(387)	174
Cash and cash equivalents, beginning of period	131	518	344
Cash and cash equivalents, end of period	$119	$131	$518
(*)	Amounts may not add due to rounding.

Operating Activities

Cash flows provided by operating activities increased $192 million to $748 in 2017. The year over year increase is primarily driven by an improvement in operating income, and lower interest costs due to the 2016 debt redemption, defeasance, and refinancings.

Cash flows provided by operating activities were $556 million and $555 million in 2016 and 2015, respectively. The 2015 cash flows provided by operating activities included a $288 million net cash inflow related to the termination of the Acquisition. Excluding the net termination fee received, cash flows provided by operating activities in 2015 were $267 million. The $289 million increase in the year over year cash flows provided by operating activities, excluding the termination fee, is primarily driven by year over year gross profit improvements and reductions in operating expenses.

Investing Activities

Cash flows used in investing activities includes our strategy to selectively pursue acquisitions to accelerate our growth. During 2017, business acquisitions included three broadline distributors and two specialty distributors. Total consideration consisted of cash of approximately $182 million. The $221 million of cash spending on property and equipment was up from the prior year primarily due to investments in information technology, investments in distribution facilities, including warehouse equipment, and the timing of payments for certain fleet assets acquired at the end of 2016. Cash flows used in investing activities in 2017 were partially offset by $26 million from property and equipment sales, which was primarily our Baltimore distribution facility, and $22 million in proceeds from the redemption of a self-funded industrial revenue bond.  See “Financing Activities” below, for discussion of the offsetting cash outflow.

During 2016, business acquisitions included two broadline distributors and two specialty distributors. Total consideration consisted of cash of approximately $123 million plus $8 million for the estimated fair value of contingent consideration. We also purchased a noncontrolling interest of approximately $8 million in a technology company that provides point-of-sale business intelligence to restaurants, which serves to support our sales initiatives. Approximately $164 million of purchases were made for property and equipment.  Cash spending on property and equipment was down from the prior year primarily due to two 2015 distribution facility construction/expansion projects. Proceeds from sales of property and equipment included $12 million from sales of closed facilities. Cash flows used in investing activities in 2016 also included the purchase of $485 million of U.S. government securities that were subsequently used to defease our $472 million principal CMBS Fixed Facility.

Cash flows used in investing activities in 2015 included purchases of property and equipment of $187 million, Proceeds from sales of property and equipment of $5 million, and insurance proceeds of $3 million related to property damaged by a tornado. Cash flows used in investing activities during 2015 also included the acquisition of a broadline distributor for $69 million in cash. We also purchased $22 million of self-funded industrial revenue bonds. See “Financing Activities” below, for discussion of the offsetting cash inflow.

Capital expenditures in 2017, 2016, and 2015 included fleet replacement and investments in information technology to improve our business, as well as new construction and/or expansion of distribution facilities. Additionally, we entered into $91 million, $80 million, and $110 million of capital lease obligations for fleet replacement in 2017, 2016, and 2015, respectively.

We expect total capital additions in 2018 to be between $330 million and $340 million, inclusive of approximately $80 million in fleet capital leases. We expect to fund our capital expenditures with available cash or cash generated from operations.

Financing Activities

Cash flows used in financing activities of $405 million in 2017 included $15 million of net payments on our revolving credit facilities, repayment of a $22 million self-funded industrial revenue bond, see “Investing Activities” above, for discussion of the offsetting cash inflow, and $85 million of scheduled payments on non-revolving debt and capital leases.  Financing activities in 2017 also included $18 million and $16 million of proceeds from the exercise of employee stock options and share purchases under our employee stock purchase plan, respectively. This cash inflow was partially offset by the remittance of $28 million of employee tax withholdings for vesting and net share-settled equity awards.

During 2017, we closed on four secondary offerings of our common stock held primarily by the Sponsors. We did not receive any proceeds from the offerings. The December 4, 2017 offering also included our repurchase of 10,000,000 shares of our common stock for $280 million, utilizing borrowings from our revolving credit facilities. The shares repurchased were retired.

Cash flows used in financing activities of $180 million in 2016 included net proceeds from our IPO of $1,114 million, and net proceeds from debt issuances and refinancings. We used the proceeds from these transactions to redeem the $1,348 million in principal of the Old Senior Notes, plus an early redemption premium of $29 million, and to purchase the U.S. government securities that were subsequently used to defease USF’s CMBS Fixed Facility. In addition to the early redemption premium, we incurred approximately $26 million of other debt financing costs and fees in connection with the debt refinancings and defeasance. Prior to the IPO, we paid a $666 million one-time special cash distribution to our shareholders, of which $657 million was paid to the Sponsors. We funded the distribution through a $75 million borrowing under the 2012 ABS Facility, a $239 million borrowing under the ABL Facility, and $352 million in available cash.

Cash flows used in financing activities of $110 million in 2015 included $109 million of payments on debt and capital leases, including $50 million of net payments on our 2012 ABS Facility and $2 million of Old Senior Notes repurchased from certain entities associated with KKR. Additionally, we repurchased $20 million of our redeemable common stock from terminated employees. The shares were acquired pursuant to the management stockholder’s agreement associated with our stock incentive plan.

In January 2015, we entered into a self-funded industrial revenue bond agreement that provided certain tax incentives related to the construction of a new distribution facility. We borrowed $22 million of self-funded industrial revenue bonds in 2015. See “Investing Activities” above, for discussion of the offsetting cash outflow.

Retirement Plans

We have a qualified retirement plan and a nonqualified retirement plan (“Retirement Plans”) that pay benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement health and welfare plans that provide benefits for eligible retirees and their dependents. We contributed $36 million to the Retirement Plans in 2017 and 2016, and $49 million in 2015, including the post-retirement health and welfare plans.

Certain employees are eligible to participate in USF’s defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may match participant contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum matching contribution of 4%. We made contributions to this plan of $46 million, $44 million and $32 million in 2017, 2016 and 2015, respectively.

We also contribute to various multiemployer benefit plans under certain CBAs. Our contributions to these plans were $34 million, $33 million and $34 million in 2017, 2016 and 2015, respectively.

Contractual Obligations

The following table includes information about our significant contractual obligations as of December 30, 2017 that affect our liquidity and capital needs. The table includes information about payments due under specified contractual obligations and includes the maturity profile of our consolidated debt, operating leases and other long-term liabilities.

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Recorded Contractual Obligations:
Long-term debt, including capital lease obligations	$3,773	$109	$832	$129	$2,703
Unfunded lease obligation(1)	22	3	7	8	4
Self-insured liabilities(2)	179	49	44	25	61
Pension plans and other postretirement benefits contributions(3)	43	36	2	2	3
Unrecorded Contractual Obligations:
Interest payments on debt(4)	696	156	290	178	72
Operating leases	162	32	60	46	24
Multiemployer contractual minimum pension contributions(5)	22	4	7	7	4
Purchase obligations(6)	779	778	1	—	—
Total contractual cash obligations	$5,676	$1,167	$1,243	$395	$2,871

(1)	Represents installment payments on a distribution facility lease obligation through 2023.
(2)	Represents the estimated undiscounted payments on our self-insurance programs for general, fleet and workers compensation liabilities. Actual payments may differ from these estimates.
(3)

Represents estimated contributions and benefit payments for Company sponsored pension and other postretirement benefit plans. The balance includes $36 million that we expect to contribute to the Company’s defined benefit plan, for which estimates beyond 2018 are not available.

(4)

Represents future interest payments on fixed rate debt, capital leases, an unfunded lease obligation, and $1.7 billion of variable rate debt at interest rates as of December 30, 2017. The amounts shown in the table include interest payments under interest rate swap agreements.

(5)	Represents minimum contributions to the Central States Plan through 2023.
(6)	Represents purchase obligations for purchases of product in the normal course of business, for which all significant terms have been confirmed, and forward fuel and electricity purchase obligations.

Other long-term liabilities at December 30, 2017 as disclosed in Note 12, Accrued Expenses and Other Long-Term Liabilities, to our consolidated financial statements, consist primarily of an uncertain tax position liability of $81 million, inclusive of interest and penalties, for which the timing of payment is uncertain, and a $9 million non-cash purchase accounting adjustment for off-market operating leases, each of which has been excluded from the table above.

Off-Balance Sheet Arrangements

As of December 30, 2017, we entered into $81 million in letters of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $328 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $3 million in letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Annual Report in accordance with GAAP.  Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most critical accounting policies and estimates pertain to the valuation of goodwill and other intangible assets, vendor consideration, self-insurance programs and income taxes.

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

For goodwill, the reporting unit used in assessing impairment is our one business segment as described in Note 24, Business Information, to our consolidated financial statements. Our assessment for impairment of Goodwill utilized a combination of discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples, which were weighted 40%, 40% and 20%, respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. Since the Company has been a registrant for over one year, the Company modified the weighting from the prior year (50%, 35% and 15%, respectively) to give more weight to the current actual market capitalization and that of its peers. If the carrying value of the reporting unit exceeds its fair value, the Company must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.

Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a relief from royalty method. Similar to goodwill, the fair value of the intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

Based on our fiscal year 2017 annual impairment analysis for goodwill, the fair value of our reporting unit exceeded its carrying value by a substantial margin. Similarly, the fair value of our trademark indefinite-lived intangible assets exceeded the carrying value by a substantial margin. The fair value of our brand name indefinite-lived intangible assets exceeded the carrying value by less than 20%. However, a 50 basis point increase in the discount rate would still result in a fair value of the brand name intangibles that is in excess of its carrying value. The recoverability of our brand name indefinite-lived intangible assets could be impacted if estimated future cash flows are not achieved. Due to the many variables inherent in estimating fair value and the relative size of the indefinite-lived intangible assets, differences in assumptions could have a material effect on the results of the Company’s impairment analysis.

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

Self-Insurance Programs

We estimate liabilities for claims covering general, fleet, and workers’ compensation and group medical insurance programs. The amounts in excess of certain levels, which range from $1 million to $10 million per occurrence, are insured as a risk reduction strategy to minimize catastrophic losses. General and fleet liability losses in excess of our retentions are covered up to approximately $155 million, in the aggregate. We are self-insured for group medical claims not covered under collective bargaining agreements. Liabilities associated with these risks include an estimate for claims that are incurred but not reported, and consider historical claims experience, severity factors, medical cost trends, and other actuarial assumptions. Differences in the actual future claims experience and severity of claims and significant changes in health care cost trends could cause actual claims to differ from our estimates.

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

An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. We adjust the amounts recorded for uncertain tax positions when our judgment changes as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. At this time, we believe it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $64 million in the next 12 months as a result of the completion of tax audits, the expiration of the statute of limitations, or the receipt of affirmative written consent of the IRS to change a method of accounting.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3, Recent Accounting Pronouncements, to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain risks arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through managing our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding. During 2017, we entered into derivative financial instruments to assist in managing our exposure to variable interest rate terms on certain borrowings. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. As of December 30, 2017, after considering interest rate swaps that fixed the interest rate on $1.1 billion of principal of our variable rate Amended and Restated 2016 Term Loan, approximately 46% of the principal amount of our debt bears interest at floating rates, based on LIBOR or ABR, as defined in our credit agreements. A 1% change in LIBOR and ABR would cause the interest expense on our floating rate debt to change by approximately $17 million per year (see Note 11, Debt, to our consolidated financial statements).

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 30, 2017, we had diesel fuel forward purchase commitments totaling $33 million through June 2018. These locked in approximately 57% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $3 million in additional fuel cost on such uncommitted volumes.

Item 8.	Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Foods Holding Corp. and subsidiaries (the "Company") as of December 30, 2017 and December 31, 2016, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 30, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2018

We have served as the Company's auditor since 2006.

US FOODS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,849	$131,090
Accounts receivable, less allowances of $25,971 and $25,388	1,301,631	1,226,032
Vendor receivables, less allowances of $2,934 and $1,819	97,198	105,542
Inventories—net	1,207,830	1,223,037
Prepaid expenses	80,255	72,650
Assets held for sale	5,178	21,039
Other current assets	8,440	9,781
Total current assets	2,819,381	2,789,171
PROPERTY AND EQUIPMENT—Net	1,801,215	1,767,611
GOODWILL	3,966,565	3,908,484
OTHER INTANGIBLES—Net	363,618	386,881
DEFERRED TAX ASSETS	21,505	34,405
OTHER ASSETS	64,874	57,898
TOTAL ASSETS	$9,037,158	$8,944,450
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$153,565	$142,712
Accounts payable	1,289,349	1,294,796
Accrued expenses and other current liabilities	450,742	455,815
Current portion of long-term debt	109,226	75,962
Total current liabilities	2,002,882	1,969,285
LONG-TERM DEBT	3,648,055	3,705,751
DEFERRED TAX LIABILITIES	263,322	380,835
OTHER LONG-TERM LIABILITIES	371,536	350,929
Total liabilities	6,285,795	6,406,800
COMMITMENTS AND CONTINGENCIES (Note 21)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—600,000 shares authorized; 214,963 and 220,929 issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	2,150	2,209
Additional paid-in capital	2,721,454	2,791,264
Accumulated earnings (deficit)	123,514	(136,460)
Accumulated other comprehensive loss	(95,755)	(119,363)
Total shareholders’ equity	2,751,363	2,537,650
TOTAL LIABILITIES AND EQUITY	$9,037,158	$8,944,450

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Fiscal Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
NET SALES	$24,147,161	$22,918,808	$23,127,532
COST OF GOODS SOLD	19,929,618	18,865,536	19,114,293
Gross profit	4,217,543	4,053,272	4,013,239
OPERATING EXPENSES:
Distribution, selling and administrative costs	3,644,290	3,585,986	3,650,704
Restructuring (benefit) charges and tangible asset impairments	(571)	53,465	172,707
Total operating expenses	3,643,719	3,639,451	3,823,411
OPERATING INCOME	573,824	413,821	189,828
ACQUISITION TERMINATION FEES—Net	—	—	287,500
INTEREST EXPENSE—Net	169,582	229,080	285,175
LOSS ON EXTINGUISHMENT OF DEBT	—	53,632	—
Income before income taxes	404,242	131,109	192,153
INCOME TAX (BENEFIT) PROVISION	(40,052)	(78,685)	24,635
NET INCOME	444,294	209,794	167,518
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax:
Changes in retirement benefit obligations, net	16,171	(44,985)	83,663
Unrecognized gain on interest rate swaps, net	7,437	—	—
COMPREHENSIVE INCOME	$467,902	$164,809	$251,181
NET INCOME PER SHARE
Basic	$2.00	$1.05	$0.99
Diluted	$1.97	$1.03	$0.98
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	222,383,038	200,129,868	169,560,616
Diluted	225,663,785	204,024,726	171,060,720

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated Other Comprehensive Income (Loss)
	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Retirement Benefit Obligations	Interest Rate Swaps	Total	Total Shareholders' Equity
BALANCE—December 27, 2014	166,667	$1,667	$2,292,178	$(513,772)	$(158,041)	$—	$(158,041)	$1,622,032
Settlements/reclassifications of Redeemable common stock	—	—	(8,091)	—	—	—	—	(8,091)
Share-based compensation expense	—	—	8,055	—	—	—	—	8,055
Changes in retirement benefit obligations, net of income tax	—	—	—	—	83,663		83,663	83,663
Net income	—	—	—	167,518			—	167,518
BALANCE—January 2, 2016	166,667	$1,667	$2,292,142	$(346,254)	$(74,378)	$—	$(74,378)	$1,873,177
Settlements/reclassifications of Redeemable common stock	2,522	25	43,086	—	—	—	—	43,111
Share-based compensation expense	—	—	14,856	—	—	—	—	14,856
Net proceeds from initial public offering	51,111	511	1,113,288	—	—	—	—	1,113,799
Cash distribution to shareholders ($3.94 per share - Note 14)	—	—	(666,332)	—	—	—	—	(666,332)
Proceeds from employee share purchase plan	174	2	3,352	—	—	—	—	3,354
Share-based awards vested/exercised	459	4	(4)	—	—	—	—	—
Common stock and share-based awards settled	(4)	—	(9,124)	—	—	—	—	(9,124)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	(44,985)		(44,985)	(44,985)
Net income	—	—	—	209,794			—	209,794
BALANCE—December 31, 2016	220,929	$2,209	$2,791,264	$(136,460)	$(119,363)	$—	$(119,363)	$2,537,650
Share-based compensation expense	—	—	19,908	—	—	—	—	19,908
Proceeds from employee share purchase plan	645	7	15,803	—	—	—	—	15,810
Exercise of stock options	1,676	17	18,369	—	—	—	—	18,386
Net share-settled stock options	1,192	12	(12)	—	—	—	—	—
Vested restricted stock units-net	280	3	(3)	—	—	—	—	—
Performance restricted shares-net	241	2	(2)	—	—	—	—	—
Tax withholding payments for net share-settled equity awards	—	—	(28,293)	—	—	—	—	(28,293)
Common stock repurchased	(10,000)	(100)	(95,580)	(184,320)	—	—	—	(280,000)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	16,171	—	16,171	16,171
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	—	7,437	7,437	7,437
Net income	—	—	—	444,294	—	—	—	444,294
BALANCE—December 30, 2017	214,963	$2,150	$2,721,454	$123,514	$(103,192)	$7,437	$(95,755)	$2,751,363

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$444,294	$209,794	$167,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377,877	421,371	399,247
Gain on disposal of property and equipment, net	(3,684)	(6,265)	(2,010)
Tangible asset impairment charges	1,807	125	6,293
Loss on extinguishment of debt	—	53,632	—
Amortization of deferred financing costs	5,725	7,252	13,261
Amortization of Senior Notes original issue premium	—	(1,664)	(3,330)
Insurance proceeds related to operating activities	—	10,499	23,243
Insurance benefit in net income	—	(10,499)	(20,083)
Deferred tax (benefit) provision	(122,928)	(80,434)	17,606
Share-based compensation expense	20,532	18,355	15,832
Provision for doubtful accounts	17,999	11,112	12,103
Changes in operating assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables	(67,001)	21,555	9,600
Decrease (increase) in inventories	40,403	(100,579)	(55,047)
(Increase) decrease in prepaid expenses and other assets	(23,882)	6,199	(20,716)
Increase (decrease) in accounts payable and bank checks outstanding	16,570	131,044	(71,448)
Increase (decrease) in accrued expenses and other liabilities	40,735	(135,855)	63,699
Net cash provided by operating activities	748,447	555,642	555,768
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(182,210)	(122,294)	(69,481)
Proceeds from sales of property and equipment	25,521	16,827	5,048
Purchases of property and equipment	(221,281)	(164,395)	(187,409)
Investment in Avero, LLC	—	(7,658)	—
Investment in marketable securities	—	(484,624)	—
Insurance proceeds related to investing activities	—	—	2,771
Proceeds from redemption of industrial revenue bonds	22,139	—	—
Purchase of industrial revenue bonds	—	—	(22,139)
Net cash used in investing activities	(355,831)	(762,144)	(271,210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	2,549,982	2,706,535	22,139
Proceeds from debt refinancing	—	2,213,803	—
Principal payments on debt and capital leases	(2,650,157)	(4,140,760)	(109,489)
Repayment of industrial revenue bonds	(22,139)	—	—
Redemption of Old Senior Notes	—	(1,376,927)	—
Payment for debt financing costs and fees	(1,477)	(25,941)	(3,573)
Net proceeds from initial public offering	—	1,113,799	—
Cash distribution to shareholders	—	(666,332)	—
Contingent consideration paid for business acquisitions	(6,375)	—	—
Proceeds from employee share purchase plan	15,810	3,354	—
Proceeds from exercise of stock options	18,386	—	—
Tax withholding payments for net share-settled equity awards	(28,293)	—	—
Proceeds from common stock sales	—	2,850	500
Common stock repurchased	(280,000)	—	—
Common stock and share-based awards settled	(594)	(10,591)	(19,992)
Net cash used in financing activities	(404,857)	(180,210)	(110,415)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,241)	(386,712)	174,143
CASH AND CASH EQUIVALENTS—Beginning of year	131,090	517,802	343,659
CASH AND CASH EQUIVALENTS—End of year	$118,849	$131,090	$517,802
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amounts capitalized)	$158,310	$222,742	$345,732
Income taxes paid—net	11,127	4,571	7,861
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	30,664	50,349	26,885
Capital lease additions	91,149	80,118	110,097
Cashless exercise of equity awards	30,136	—	—
Contingent consideration payable for acquisition of businesses	4,200	8,375	—
Marketable securities transferred in connection with the legal defeasance of the CMBS Fixed Loan Facility	—	484,624	—
CMBS Fixed Loan Facility defeasance	—	471,615	—
Restricted cash transferred to cash and cash equivalents	—	6,147	—

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to herein as “we,” “our,” “us,” “the Company,” or “US Foods.” US Foods conducts all of its operations through its wholly owned subsidiary US Foods, Inc. and its subsidiaries (“USF”). All of the Company’s indebtedness, as further described in Note 11, Debt, is an obligation of USF. US Foods was previously controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”), as discussed in Note 14, Related Party Transactions. KKR and CD&R are collectively referred to herein as the “Sponsors”.

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

Basis of Presentation—The Company operates on a 52-53 week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016 are also referred to herein as fiscal years 2017, 2016, and 2015, respectively. The Company’s fiscal years 2017 and 2016 were 52-week fiscal years. The Company’s fiscal year 2015 was a 53-week fiscal year.

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

Use of Estimates—Consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most critical estimates used in the preparation of the Company’s consolidated financial statements pertain to the valuation of goodwill and other intangible assets, vendor consideration, self-insurance programs, and income taxes.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents.

Accounts Receivable —Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying Consolidated Balance Sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company determines that a loss is probable, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount we reasonably expect to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods.

Vendor Consideration and Receivables—The Company participates in various rebate and promotional incentives with its suppliers, primarily through purchase-based programs. Consideration earned, is estimated during the year, as the Company’s obligations under the programs are fulfilled, which is primarily when products are purchased. Changes in the estimated amount of incentives earned, are recognized in the period of change.

Vendor consideration is typically deducted from invoices or collected in cash within 30 days of being earned. Vendor receivables represent the uncollected balance of the vendor consideration. Since collections occur primarily from deducting the consideration from the amounts due to the vendor, the Company does not experience significant collectability issues. The Company evaluates the collectability of its vendor receivables based on specific vendor information and vendor collection history.

Inventories—The Company’s inventories, consisting mainly of food and other foodservice-related products, are primarily considered finished goods. Inventory costs include the purchase price of the product, freight charges to deliver it to the Company’s warehouses, and depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

The Company records inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. At December 30, 2017 and December 31, 2016, the LIFO balance sheet reserves were $130 million and $116 million, respectively. As a result of net changes in LIFO reserves, cost of goods sold increased $14 million in fiscal year 2017, and decreased  $18 million and $74 million in fiscal years 2016, and 2015, respectively.

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

Impairments are recorded as a component of restructuring and tangible asset impairments in the Consolidated Statements of Comprehensive Income, and a reduction of the asset’s carrying value in the Consolidated Balance Sheets.

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

Self-Insurance Programs—The Company estimates its liabilities for claims covering general, fleet, and workers’ compensation. Amounts in excess of certain levels, which range from $1-10 million per occurrence, are insured as a risk reduction strategy, to mitigate catastrophic losses. The workers’ compensation liability is discounted, as the amount and timing of cash payments is reliably determinable given the nature of benefits and the level of historic claim volume to support the actuarial assumptions and judgments used to derive the expected loss payment pattern. The amount accrued is discounted using an interest rate that approximates the U.S. Treasury rate consistent with the duration of the liability. However, the inherent uncertainty of future loss projections could cause actual claims to differ from our estimates.

We are self-insured for group medical claims not covered under collective bargaining agreements. The Company accrues its self-insured medical liability, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accruals are included in accrued expenses and other long-term liabilities in the Consolidated Balance Sheets.

Share-Based Compensation—Certain directors, officers and employees participate in the 2016 US Foods Holding Corp. Omnibus Incentive Plan (the “2016 Plan”) which provides a means through which the Company may grant equity and equity incentive awards of US Foods common stock. Certain officers and employees also hold outstanding equity awards granted pursuant to the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, as amended (“2007 Plan”) which terminated according to its terms on December 21, 2017. The termination of the 2007 Plan has no effect on any outstanding awards, however, no shares of US Foods common stock are available for future issuance under the 2007 Plan. Additionally, most of the Company’s employees are eligible to participate in the US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”), which allows for the purchase of US Foods common stock at a discount of up to 15% of the fair market value of a share at periodic acquisition dates. Shares issued to satisfy employee share-based award programs come from shares reserved for issuance under the respective award programs.  US Foods contributes shares to USF for employee purchases, and upon exercise of options or grants of restricted stock and restricted stock units.  The Company does not maintain treasury shares, as shares repurchased by the Company are retired upon reacquisition.

The Company measures compensation expense for stock-based awards at fair value at the date of grant, and recognizes compensation expense over the service period for awards expected to vest. Forfeitures are recognized as incurred. Fair value is the closing price per share for the Company’s common stock as reported on the NYSE. Prior to the IPO, the grant date fair value was measured at the end of each fiscal quarter using the combination of a market and income approach. The computed value was applied to all stock and stock award activity in the subsequent quarter.

Compensation expense for the Stock Purchase Plan represents the difference between the fair market value at acquisition date and the employee purchase price.

Redeemable Common Stock—Redeemable common stock is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable.  Prior to the IPO, common stock owned by management and key employees, including vested restricted shares and vested restricted stock units, was subject to certain redemption features and, accordingly was classified as Redeemable common stock.  In connection with the IPO, the management stockholder’s agreement was amended, and common stock no longer has a redemption feature that is outside the Company’s control that could require the Company to redeem these shares. Accordingly, the amounts previously reflected in redeemable common stock, were reclassified to shareholders’ equity during the second quarter of 2016.

Business Acquisitions—The Company accounts for business acquisitions under the acquisition method.  Assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition.

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

Shipping and Handling Costs—Shipping and handling costs—which include costs related to the selection of products and their delivery to customers—are presented in distribution, selling and administrative costs. Shipping and handling costs were $1.6 billion in 2017 and 2016, and $1.5 billion in 2015.

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

Derivative Financial Instruments— The Company utilizes derivative financial instruments to assist in managing its exposure to variable interest rates on certain borrowings. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Interest rate swaps, designated as cash flow hedges, are recorded in the Company’s Consolidated Balance sheet at fair value.

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

Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are invested primarily in money market funds at major financial institutions. Credit risk related to accounts receivable is dispersed across a larger number of customers located throughout the United States. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable at December 30, 2017 and December 31, 2016.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This ASU permits an entity to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. The FASB refers to these amounts as “stranded tax effects.” The amendments in this ASU also require certain disclosures about stranded tax effects. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently reviewing the provisions of the new standard.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815):Targeted Improvements to Accounting for Hedging Activities, to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the guidance in this ASU at the beginning of fiscal year 2018, with no impact to its financial position or results of operations. The Company’s only hedging activities are its interest rate swaps designated as cash flow hedges, which are highly effective.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This ASU should be applied prospectively to an award modified on or after the adoption date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance at the beginning of fiscal year 2018, with no effect to its financial position or results of operations, as the Company has not modified, and does not expect to modify any share-based payment awards.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this update require retrospective presentation in the income statement. The Company does not expect the provisions of the new standard to materially affect its financial position or results of operations, as the reclassification of other components of net periodic pension cost and net periodic postretirement benefit cost to non-operating expense is not expected to have a significant effect on operating income.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendment also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after

December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new standard is not expected to materially affect the Company’s financial position or results of operations, as the fair value of the Company’s reporting unit exceeded its carrying value by a substantial margin, based on the fiscal year 2017 annual impairment analysis.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This ASU should be applied using a retrospective transition method to each period presented. This standard does not have a material impact on the Company’s financial statements as restricted cash is not material.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward looking, expected loss model to estimate credit losses.  It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the provisions of the new standard to materially affect its financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases. This ASU does not significantly impact lessor accounting. The ASU requires lessees to record a right-of-use asset and a lease liability for almost all leases. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. In addition, the ASU expands the disclosure requirements of lease arrangements. Adoption of this guidance will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Upon adoption, US Foods expects an increase to assets and liabilities on its balance sheet. The Company has begun gathering lease data, reviewing its lease portfolio, and completing the overall adoption impacts assessment.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which has been introduced into the FASB’s ASC as Topic 606. Topic 606, as amended, replaces Topic 605, the previous revenue recognition guidance. The new standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The Company adopted this standard at the beginning of fiscal year 2018, with no significant impact, using the modified retrospective method.

The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 606 and has updated internal controls accordingly.

4.	BUSINESS ACQUISITIONS

Business acquisitions during fiscal year 2017 included (1) certain assets of The Thompson Co., L.L.C.,

Braunger Foods, LLC, and Variety Foods, L.L.C., broadline distributors all owned and operated by TOBA Inc., acquired in July; (2) the stock of Riverside Food Distributors, LLC, d/b/a F. Christiana and Co., a broadline distributor, acquired in June; (3) the stock of FirstClass Foods-Trojan, Inc., d/b/a FirstClass Foods, a meat processor, acquired in April; (4) certain assets of SRA Foods. Inc., a meat processor and distributor, acquired in March; and (5) certain assets of All American Foods, a broadline distributor, acquired in February. Total consideration consisted of cash of approximately $182 million.  In fiscal year 2017, the Company also paid a minor purchase price adjustment related to a 2016 business acquisition.

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

Business acquisitions periodically provide for contingent consideration, including earnout agreements in the event certain operating results are achieved, which are generally over periods of up to two years from the respective dates of such acquisitions. During fiscal year 2017, the Company paid approximately $8 million of earnout contingent consideration related to 2016 business acquisitions, of which $6 million was included as part of the fair value of the acquisition date assets and liabilities, and is reflected in the Company’s Consolidated Statement of Cash Flows in Cash flows from financing activities. As of December 30, 2017, aggregate contingent consideration outstanding for business acquisitions was approximately $6 million, including approximately $1 million for the estimated fair value of earnout liabilities.

The business acquisitions, reflected in the Company’s consolidated financial statements commencing from the date of acquisition, did not materially affect the Company’s results of operations or financial position and, therefore, pro forma financial information has not been provided. Acquisitions are integrated into the Company’s foodservice distribution network and funded primarily with cash from operations.

The following table summarizes the purchase price allocations for the 2017 and 2016 business acquisitions as follows (in thousands):

	2017	2016
Accounts receivable	$17,108	$22,871
Inventories	25,232	9,493
Other current assets	677	732
Property and equipment	29,492	24,119
Goodwill	58,528	32,570
Other intangible assets	72,050	64,130
Accounts payable	(7,986)	(16,216)
Accrued expenses and other current liabilities	(5,837)	(12,173)
Deferred income taxes	(7,277)	—
Long-term debt	—	(2,514)
Cash paid for acquisitions	$181,987	$123,012

5.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts for the last three fiscal years is as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$25,388	$22,623	$24,989
Charged to costs and expenses	17,999	11,112	12,103
Customer accounts written off—net of recoveries	(17,416)	(8,347)	(14,469)
Balance at end of year	$25,971	$25,388	$22,623

This table excludes the vendor receivable related allowance for doubtful accounts of $3 million at December 30, 2017, and $2 million at December 31, 2016 and January 2, 2016.

6.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing facility dated as of August 27, 2012, as amended (the “2012 ABS Facility”), USF sells, on a revolving basis, its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders as defined by the 2012 ABS Facility. The Company consolidates the

Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at December 30, 2017 or December 31, 2016. Included in the Company’s accounts receivable balance as of December 30, 2017 and December 31, 2016 was $964 million and $923 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 11, Debt for a further description of the 2012 ABS Facility.

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

The changes in assets held for sale for fiscal years 2017 and 2016 were as follows (in thousands):

	2017	2016
Balance at beginning of year	$21,039	$5,459
Transfers in	4,099	23,201
Assets sold	(19,463)	(7,496)
Tangible asset impairment charges	(497)	(125)
Balance at end of the year	$5,178	$21,039

During fiscal year 2017, the Baltimore, Maryland distribution facility and another facility were sold for aggregate proceeds of $22 million, resulting in a $3 million gain. Additionally, an excess portion of a parcel of land, purchased earlier in the year, was transferred to assets held for sale, along with an operating facility that was closed due to the consolidation of operations into a recently acquired facility.

The Baltimore distribution facility and the facility acquired as part of the Cara Donna acquisition were closed and transferred to assets held for sale in fiscal year 2016. The Cara Donna facility was subsequently sold in the same year, along with the Fairmont, Minnesota and Lakeland, Florida facilities, for aggregate proceeds of $12 million, resulting in a $4 million gain.

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 30, 2017	December 31, 2016	Range of Useful Lives
Land	$312,909	$303,208
Buildings and building improvements	1,189,634	1,144,041	10–40 years
Transportation equipment	949,236	835,089	5–10 years
Warehouse equipment	384,361	343,315	5–12 years
Office equipment, furniture and software	803,389	772,334	3–7 years
Construction in process	87,478	94,075
	3,727,007	3,492,062
Less accumulated depreciation and amortization	(1,925,792)	(1,724,451)
Property and equipment—net	$1,801,215	$1,767,611

Transportation equipment included $444 million and $354 million of capital lease assets at December 30, 2017 and December 31, 2016, respectively. Buildings and building improvements included $97 million of capital lease assets at December 30, 2017 and December 31, 2016. Accumulated amortization of capital lease assets was $181 million and $119 million at December 30, 2017 and December 31, 2016, respectively. Interest capitalized was $2 million and $1 million in fiscal years 2017 and 2016, respectively.

Depreciation and amortization expense of property and equipment, including amortization of capital lease assets, was $283 million, $266 million and $253 million for the fiscal years 2017, 2016 and 2015, respectively.

9.	GOODWILL AND OTHER INTANGIBLES

Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible net assets acquired. Other intangible assets include customer relationships, noncompete agreements, and the brand names and trademarks comprising the Company’s portfolio of exclusive brands and trademarks. Brand names and trademarks are indefinite-lived intangible assets, and accordingly, are not subject to amortization.

Customer relationships and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and noncompete agreements are amortized over the estimated useful lives (two to four years). Amortization expense was $95 million, $155 million and $146 million for fiscal years 2017, 2016 and 2015, respectively. The weighted-average remaining useful life of all customer relationship intangibles was approximately 3 years at December 30, 2017. Amortization of these customer relationship assets is estimated to be $39 million in fiscal years 2018 and 2019, $24 million 2020, and $6 million in fiscal year 2021.

Goodwill and Other intangibles consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
Goodwill	$3,966,565	$3,908,484
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$154,230	$1,393,799
Accumulated amortization	(46,203)	(1,260,011)
Net carrying value	108,027	133,788
Noncompete agreements—amortizable:
Gross carrying amount	3,950	800
Accumulated amortization	(1,159)	(507)
Net carrying value	2,791	293
Brand names and trademarks—not amortizing	252,800	252,800
Total other intangibles—net	$363,618	$386,881

The 2017 increases in goodwill and noncompete agreements are attributable to the 2017 business acquisitions, see Note 4, Business Acquisitions.  The net decrease in the gross carrying amount of customer relationships is attributable to the write off of the fully amortized intangible asset initially recognized in 2007 upon acquisition of the Company by the Sponsors, partially offset by the 2017 business acquisitions.

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. The Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of July 2, 2017, the first day of the third quarter of 2017, with no impairments noted.

For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 24, Business Information. The Company’s assessment for impairment of goodwill utilized a combination of discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples, which were weighted 40%, 40% and 20%, respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. Since the Company has been a registrant for over one year, the Company modified the weighting from the prior year (50%, 35% and 15%, respectively) to give more weight to the current actual market capitalization and that of its peers. If the carrying value of the reporting unit exceeds its fair value, the Company must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal year 2017 annual goodwill impairment analysis, the Company concluded the fair value of its reporting unit exceeded its carrying value.

The Company’s fair value estimates of the brand names and trademarks indefinite-lived intangible assets are based on a relief- from-royalty method. The fair value of these intangible assets is determined for comparison to the corresponding carrying value. If the carrying value of these assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal year 2017 annual impairment analysis, the Company concluded the fair value of the Company’s brand names and trademarks exceeded its carrying value.

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

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

	December 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,100	$—	$—	$1,100
Interest rate swaps	—	12,717	—	12,717
	$1,100	$12,717	$—	$13,817
Liabilities
Contingent consideration payable for business acquisitions	$—	$—	$1,000	$1,000

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$31,600	$—	$—	$31,600
Liabilities
Contingent consideration payable for business acquisitions	$—	$—	$9,775	$9,775

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

Interest Rate Swaps

The Company uses interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements on its variable-rate Amended and Restated 2016 Term Loan (as defined in Note 11, Debt).

On August 1, 2017, USF entered into four-year interest rate swap agreements with a notional amount of $1.1 billion, reducing to $825 million in the fourth year, effectively converting approximately half of the principal amount of the Amended and Restated 2016 Term Loan from a variable to a fixed rate loan. On November 30, 2017, the interest rate swaps were amended in conjunction with an amendment to the Amended and Restated 2016 Term Loan, see Note 11, Debt. The Company now effectively pays an aggregate rate of 4.21% on the notional amount covered by the interest rate swaps, comprised of 1.71% plus a spread of 2.50%.

The Company records its interest rate swaps in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. The following table presents the balance sheet location and fair value of the interest rate swaps at December 30, 2017 (in thousands):

	Asset Derivatives

December 30, 2017	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$430
Interest rate swaps	Other noncurrent assets	$12,287
	Total	$12,717

The effective portion of gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate swaps during 2017. As a result of the November 30, 2017 amendment to the Amended and Restated 2016 Term Loan, the interest rate swaps were also amended, resulting in a de-minimis mark-to-market gain. The following table presents the effect of the Company’s interest rate swaps in the Consolidated Statement of Comprehensive Income for the fiscal year ended December 30, 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the year ended December 30, 2017
Interest rate swaps	$6,252	Interest expense─net	$1,185

During the next 12 months, the Company estimates that $0.4 million will be reclassified from accumulated other comprehensive loss to interest expense.

Credit Risk-Related Contingent Features−The interest swap agreements contain a provision whereby the Company could be declared in default on its hedging obligations if more than $75 million of the Company’s other indebtedness is accelerated. As of December 30, 2017, none of our indebtedness was accelerated.

We review counterparty credit risk and currently are not aware of any facts that indicate our counterparties will not be able to comply with the contractual terms of their agreements.

Contingent Consideration Payable for Business Acquisitions

As discussed in Note 4, Business Acquisitions, contingent consideration may be paid under an earnout agreement for a 2016 business acquisition, primarily in the event certain operating results are achieved, over a two-year period from the respective date of such acquisition. The amounts included in the above table, classified under Level 3 within the fair value hierarchy, represent the estimated fair value of the earnout liability for the respective periods. We estimate the fair value of earnout liabilities based on financial projections of the acquired companies and estimated probability of achievement. Changes in fair value resulting from changes in the estimated amount of contingent consideration are included in distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.

Other Fair Value Measurements

The carrying value of cash, restricted cash, accounts receivable, bank checks outstanding, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

The fair value of the Company’s total debt, approximated its carrying value of $3.8 billion as of December 30, 2017 and December 31, 2016.  The December 30, 2017 and December 31, 2016 fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “2016 Senior Notes”), estimated at $0.6 billion, at the end of each period, was classified under Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

11.	DEBT

Total debt consisted of the following (in thousands):

		Interest Rate at
Debt Description	Maturity	December 30, 2017	December 30, 2017	December 31, 2016
ABL Facility	October 20, 2020	4.69%	$80,000	$30,000
2012 ABS Facility	September 21, 2020	2.49	580,000	645,000
Amended and Restated 2016 Term Loan (net of $9,963 and $13,318 of unamortized deferred financing costs)	June 27, 2023	4.07	2,157,037	2,175,682
2016 Senior Notes (net of $6,229 and $7,185 of unamortized deferred financing costs)	June 15, 2024	5.88	593,771	592,815
Obligations under capital leases	2018–2025	2.36 - 6.18	336,603	305,544
Other debt	2018–2031	5.75 - 9.00	9,870	32,672
Total debt			3,757,281	3,781,713
Current portion of long-term debt			(109,226)	(75,962)
Long-term debt			$3,648,055	$3,705,751

At December 30, 2017, after considering interest rate swaps that fixed the interest rate on $1.1 billion of principal of the Amended and Restated 2016 Term Loan, approximately 54% of the principal amount of the Company’s total debt was at a fixed rate and approximately 46% was at a floating rate.

Principal payments to be made on outstanding debt as of December 30, 2017, were as follows (in thousands):

2018	$109,226
2019	89,201
2020	743,061
2021	71,841
2022	56,960
Thereafter	2,703,184
$3,773,473

Following is a description of each of the Company’s debt instruments outstanding as of December 30, 2017:

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

As of December 30, 2017, USF had $80 million of outstanding borrowings, and had issued letters of credit totaling $412 million under the ABL Facility. Outstanding letters of credit included: (1) $81 million issued to secure USF’s obligations with respect to certain facility leases, (2) $328 million issued in favor of certain commercial insurers securing USF’s obligations with respect to its self-insurance program, and (3) $3 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $807 million at December 30, 2017. As of December 30, 2017, on Tranche A-1 borrowings, USF can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in the ABL Facility, plus 1.50% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.50%. On Tranche A borrowings, USF can periodically elect to pay interest at ABR plus 0.25% or LIBOR plus 1.25%. For both tranches, the interest rate spreads are the lowest provided for in the agreement, based upon USF’s consolidated secured leverage ratio (as defined in the agreement). The ABL Facility also carries letter of credit fees of 1.25% and an unused commitment fee of 0.25%.  The weighted-average interest rate on outstanding borrowings for the ABL Facility was 4.29% and 2.65% for fiscal year 2017 and 2016, respectively.

Accounts Receivable Financing Program—Under the 2012 ABS Facility, USF sells, on a revolving basis, its eligible receivables to the Receivables Company. See Note 6, Accounts Receivable Financing Program.

On September 20, 2017, the 2012 ABS Facility was amended to extend the maturity date from September 30, 2018 to September 21, 2020. There were no other significant changes to the 2012 ABS Facility. The Company incurred $1 million of lender fees and third-party costs related to the amendment, which were capitalized as deferred financing costs and will be amortized to the September 2020 maturity date.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $580 million at December 30, 2017. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $115 million at December 30, 2017 based on eligible receivables as collateral. The 2012 ABS Facility bears interest at LIBOR plus 1.00%, and carries an unused commitment fee of 0.35%. The weighted-average interest rate on outstanding borrowings for the 2012 ABS Facility was 2.18% and 1.69% for fiscal year 2017 and 2016, respectively.

Amended and Restated 2016 Term Loan Agreement—The Amended and Restated 2016 Term Loan Credit Agreement, dated June 27, 2016, as amended (the “Amended and Restated 2016 Term Loan”), consists of a senior secured term loan with a carrying value of $2,157 million at December 30, 2017, net of $10 million of unamortized deferred financing costs. Principal repayments of $5.5 million are payable quarterly with the balance due at maturity. The debt may require mandatory repayments if certain assets are sold, as defined in the agreement.

The Amended and Restated 2016 Term Loan was amended on February 17, 2017 (the “February 2017 Amendment”) and November 30, 2017 (the “November 2017 Amendment”), in each case and among other things, to reduce the interest rate spread on outstanding borrowings. The February 2017 Amendment reduced the interest rate spread on outstanding borrowings by 25 basis points to a fixed rate of ABR plus 1.75% or LIBOR plus 2.75%, with a LIBOR floor of 0.75%, based on USF’s periodic election.  The November 2017 Amendment further reduced the interest rate spread on outstanding borrowings an additional 25 basis points to either ABR plus 1.50% or LIBOR plus 2.50%, based on USF’s periodic election, and reduced the LIBOR floor from 0.75% to zero. The interest rate spread on both ABR and LIBOR borrowings can be further reduced 25 basis points to either ABR plus 1.25% or LIBOR plus 2.25%, if USF’s consolidated secured leverage ratio (as defined in the Amended and Restated 2016 Term Loan) is equal to or less than 1.75:1.00 at the end of the most recent fiscal quarter. At December 30, 2017, USF’s consolidated secured leverage ratio exceeded 1.75:1.00.

The Company determined that the terms of both the February 2017 Amendment and the November 2017 Amendment were not substantially different from the previous terms of the Amended and Restated 2016 Term Loan, for substantially all continuing lenders and, accordingly, debt modification accounting was applied. We applied debt extinguishment accounting to the lenders that either exited the term loan facility, or had terms that were substantially different from their original loan agreements.

The Company recorded an aggregate of $0.5 million of third-party costs, and write-offs of $1.4 million of unamortized deferred financing costs, related to the February 2017 Amendment and the November 2017 Amendment, in interest expense.  Unamortized deferred financing costs of $10 million at November 30, 2017 were carried forward and will be amortized through June 27, 2023, the maturity date of the Amended and Restated 2016 Term Loan.

As described in Note 10, Fair Value Measurements, USF entered into four-year interest rate swaps with a notional amount of $1.1 billion, reducing to $825 million in the fourth year, effectively converting approximately half of the principal amount of the Amended and Restated 2016 Term Loan from a variable to a fixed rate loan. On November 30, 2017, the interest rate swaps were amended in conjunction with the November 2017 Amendment, reducing the rate on the portion of the principal amount of the Amended and Restated 2016 Term Loan subject to hedging agreements to 4.21%.

2016 Senior Notes—The 2016 Senior Notes due 2024, with a carrying value of $594 million at December 30, 2017, net of $6 million of unamortized deferred financing costs, bear interest at 5.875%. On or after June 15, 2019, this debt is redeemable, at USF’s option, in whole or in part at a price of 102.938% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On June 15, 2020 and June 15, 2021, the optional redemption price for the debt declines to 101.469% and 100.0%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to June 15, 2019, up to 40% of the debt may be redeemed with the aggregate proceeds from equity offerings, as defined in the June 27, 2016 Indenture, as supplemented, at a redemption premium of 105.875%.

Other Debt–Obligations under capital leases of $337 million at December 30, 2017, consist of amounts due for transportation equipment and building leases. Other debt of $10 million at December 30, 2017 consists primarily of various state industrial revenue bonds.

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

June 2016 Refinancings

In June 2016, USF entered into a series of transactions to refinance the $2,042 million principal of its term loan, redeem the remaining $258 million principal of its Old Senior Notes and pay the related $6 million early redemption premium. The aggregate principal amount outstanding of the Amended and Restated 2016 Term Loan was increased to $2,200 million. Additionally, USF issued $600 million in principal amount of 2016 Senior Notes.

The debt redemption and refinancing transactions completed in June 2016 resulted in a loss on extinguishment of debt of $42 million, consisting of a $29 million early redemption premium related to the Old Senior Notes, $7 million of lender and third-party fees, and a $6 million write-off of certain pre-existing unamortized deferred financing costs and premiums related to the refinanced and redeemed facilities.

CMBS Fixed Facility Defeasance

On September 23, 2016, USF, through a wholly owned subsidiary, legally defeased the commercial mortgage backed securities facility (the “CMBS Fixed Facility”), scheduled to mature on August 1, 2017. The CMBS Fixed Facility had an outstanding balance of $471 million net of unamortized deferred financing costs of $1 million. The cash outlay for the defeasance of $485 million represented the purchase price of U.S. government securities that would generate sufficient cash flow to fund interest payments from the effective date of the defeasance through, and including the repayment of, the $472 million principal for the CMBS Fixed Facility on February 1, 2017, the earliest date the loan could be prepaid. The defeasance resulted in a loss on extinguishment of debt of approximately $12 million, consisting of the difference between the purchase price of the U.S. government securities, not attributable to accrued interest through the effective date of the defeasance, and the outstanding principal of the CMBS Fixed Facility, and other costs of $1 million, consisting of unamortized deferred financing costs and other third-party costs.

Security Interests

Substantially all of the Company’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, as well as inventory and tractors and trailers owned by the Company. Additionally, the lenders under the ABL Facility have a second priority interest in the assets pledged under the Amended and Restated 2016 Term Loan. USF’s obligations under the Amended and Restated 2016 Term Loan are secured by all of the capital stock of USF and its direct and indirect wholly owned domestic subsidiaries, as defined in the agreements, and substantially all non-real estate assets of USF and its subsidiaries not pledged under the 2012 ABS Facility or the ABL Facility. Additionally, the lenders under the Amended and Restated 2016 Term Loan have a second priority interest in the inventory and tractors and trailers pledged under the ABL Facility. USF’s interest rate swap obligations are secured by the collateral securing the ABL Facility. Pursuant to the terms of the interest rate swap agreement between each of the interest rate swap counterparties and USF, each of the interest rate swap counterparties has agreed that its right to receive payment from the sale of the collateral is subordinate to the rights of the lenders under the ABL Facility. USF is not required to provide additional collateral to its hedge counterparties.

Restrictive Covenants

The credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of December 30, 2017, USF had $751 million of restricted payment capacity under these covenants, and approximately $2,001 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true when made, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable by the lenders. Were such an event to occur, the Company would be forced to seek new financing that may not be on as favorable terms as its current facilities. The Company’s ability to refinance its indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, the Company’s ability to incur secured indebtedness (which may enable it to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of its assets. This, in turn, relies on the strength of its cash flows, results of operations, economic and market conditions, and other factors.

12.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in thousands). Prior year amounts may be reclassified to conform with the 2017 presentation, based on changes in significance.

	December 30, 2017	December 31, 2016
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$161,106	$156,999
Operating expenses	67,764	71,140
Workers’ compensation, general and fleet liability	49,081	46,482
Group medical liability	28,974	27,480
Customer rebates and other selling expenses	85,210	80,223
Restructuring	4,586	22,623
Property and sales tax	28,478	25,032
Interest payable	5,578	3,469
Other	19,965	22,367
Total accrued expenses and other current liabilities	$450,742	$455,815
Other long-term liabilities:
Workers’ compensation, general and fleet liability	$121,270	$117,890
Accrued pension and other postretirement benefit obligations	130,511	172,895
Unfunded lease obligation	24,138	26,757
Uncertain tax positions	81,237	11,115
Restructuring	749	838
Other	13,631	21,434
Total Other long-term liabilities	$371,536	$350,929

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

	2017	2016	2015
Balance at beginning of the year	$164,372	$172,243	$160,904
Charged to costs and expenses	64,236	59,366	77,242
Reinsurance recoverable	8,068	—	—
Payments	(66,325)	(67,237)	(65,903)
Balance at end of the year	$170,351	$164,372	$172,243
Discount rate	1.98%	1.47%	0.82%

Estimated future payments for self-insured liabilities are as follows (in thousands):

2018	$49,651
2019	25,285
2020	18,573
2021	14,140
2022	10,249
Thereafter	61,010
Total self-insured liability payments	$178,908
Less amount representing interest	(8,557)
Present value of self-insured liability payments	$170,351

13.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the last three fiscal years (in thousands):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance at December 27, 2014	$56,450	$431	$56,881
Current period charges	175,749	36	175,785
Change in estimate	(4,196)	—	(4,196)
Payments and usage—net of accretion	(109,369)	(257)	(109,626)
Balance at January 2, 2016	118,634	210	118,844
Current period charges	71,514	2,563	74,077
Change in estimate	(21,004)	267	(20,737)
Payments and usage—net of accretion	(146,548)	(2,175)	(148,723)
Balance at December 31, 2016	22,596	865	23,461
Current period charges	6,968	—	6,968
Change in estimate	(5,007)	(256)	(5,263)
Payments and usage—net of accretion	(19,722)	(109)	(19,831)
Balance at December 30, 2017	$4,835	$500	$5,335

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

2017 Activities

During fiscal year 2017, the Company incurred a net charge of $2 million, primarily for severance and related costs associated with its efforts to streamline its corporate back office organization and centralize replenishment activities.

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

2015 Activities

During fiscal year 2015, the Company incurred a net charge of $172 million primarily for severance and related costs related to the field reorganization and closure of the Baltimore, Maryland facility, both announced in 2015, and settlement of the Central States Teamsters Union Pension Plan (“Central States”).

The field reorganization included $30 million of severance and related costs. The Baltimore, Maryland distribution facility closure resulted in $55 million of severance and related costs, including $50 million of estimated multiemployer pension withdrawal liabilities, which were settled in fiscal year 2016.

In December 2015, the Company reached a settlement with Central States that relieved the Company’s participation in the “legacy” pool and settled the related legacy multiemployer pension withdrawal liability, and commenced the Company as a new employer in the “hybrid” pool of the Central States Teamsters Southeast and Southwest Area Pension Fund. The payment also included the settlement of certain other

Central States multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015, and a related labor dispute. The settlement resulted in a restructuring charge of $88 million.

14.	RELATED PARTY TRANSACTIONS

FMR LLC, is a holder of approximately 13% of the Company’s outstanding common stock. As of December 30, 2017, investment funds managed by an affiliate of FMR LLC held approximately 1% of the Company’s outstanding debt. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.

On December 4, September 18, May 17, and January 31, of fiscal year 2017, the Company closed secondary offerings of its common stock held primarily by the Sponsors. A total of 167,355,545 shares were sold, in the aggregate, however, the Company did not receive any proceeds from the offerings. The December 4, 2017 offering also included the Company’s repurchase of 10,000,000 shares of common stock from the underwriter at $28.00 per share, which was the underwriter’s purchase price. The $280 million paid for the share repurchase reduced additional paid-in capital $96 million, with the remaining $184 million recognized in retained earnings as a constructive dividend.

The Company’s share repurchase closed concurrently with the offering, and the shares were retired. The Sponsors share position is now liquidated. In accordance with terms of the prior registration rights agreement with the Sponsors, the Company incurred approximately $5 million of expenses in connection with the offerings, approximately $1 million of which was incurred in 2016. Underwriting discounts and commissions were paid by the selling shareholders.

KKR Capital Markets LLC (“KKR Capital Markets”), an affiliate of KKR, received a de minimis fee for services rendered in connection with the February 2017 amendment of the Amended and Restated 2016 Term Loan. There were no lender fees associated with the November 2017 amendment. Additionally, KKR Capital Markets received underwriter discounts and commissions of $5 million in connection with the Company’s IPO, and $1 million for services rendered in connection with the June 2016 debt refinancing transactions.

The Company was previously a party to consulting agreements with each of the Sponsors pursuant to which each Sponsor provided the Company with ongoing consulting and management advisory services and received fees and reimbursement of related out of pocket expenses. On June 1, 2016, the agreements with each of the Sponsors were terminated. For fiscal year 2016, the Company recorded $36 million in fees and expenses, including an aggregate termination fee of $31 million. In fiscal year 2015, the Company recorded $10 million in fees. All fees paid to the Sponsors, including the termination fees, are reported in distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.

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

15.	SHARE-BASED COMPENSATION, COMMON STOCK ISSUANCES AND COMMON STOCK

The Compensation Committee of the Board of Directors is authorized to select the officers, employees and directors eligible to participate in the 2016 Plan. The Compensation Committee may determine the specific number of shares to be offered, or options, restricted stock units, stock appreciation rights or shares of restricted stock to be granted to an employee or director.

In June 2016, the 2016 Plan was adopted by the Board of Directors and approved by the Company’s shareholders.  The 2016 Plan provides for the grant of up to 9 million shares of common stock or stock-based awards. The 2007 Plan terminated according to its terms on December 21, 2017. The termination of the 2007 Plan has no effect on any outstanding awards.

Total compensation expense related to share-based payment arrangements was $21 million, $18 million and $16 million for fiscal years 2017, 2016 and 2015, respectively and is reflected in distribution, selling and administrative costs. No share-based compensation cost was capitalized as part of the cost of an asset during those years. The total income tax benefit recorded in the Consolidated Statement of Comprehensive Income was $7 million in fiscal year 2017, and $6 million in fiscal years 2016 and 2015.

Common Stock Issuances—Certain employees have purchased stock, pursuant to a management stockholder’s agreement associated with the 2007 Plan. These shares are subject to the terms and conditions (including certain restrictions) of each management stockholder’s agreement, other documents signed at the time of purchase, as well as transfer limitations under the applicable law.

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

Participation in the Stock Purchase Plan occurs via payroll deferrals with share purchases occurring quarterly. Shares are purchased based on the closing price of the stock at the end of the designated purchase period. The Stock Purchase Plan provides participants with a discount of up to 15% of the fair market value of the common stock, so the plan is considered compensatory.  The Company recorded $3 million and $0.8 million of stock-based compensation expense in 2017 and 2016, respectively, associated with the Stock Purchase Plan.

Stock Options—The Company granted to certain employees time-based options (“Time Options”) and performance-based options (“Performance Options”), collectively the (“Options”) to purchase common shares. These Options are subject to the restrictions set forth in the stock option agreements. Shares purchased pursuant to option exercises are governed by the restrictions in the relevant Incentive Plan and management stockholder’s agreements. The Options also contain certain anti-dilution provisions.

The Time Options vest and become exercisable ratably over periods of three to five years. This happens either on the anniversary date of the grant or the last day of each fiscal year, beginning with the fiscal year issued. Compensation expense related to Time Options was $4 million in fiscal years 2017 and 2016, and $3 million in fiscal year 2015.

The Performance Options also vest and become exercisable ratably over four to five years, either on the anniversary date of the grant or the last day of each fiscal year, beginning with the fiscal year issued, provided that the Company achieves an annual operating performance target, as defined in the applicable stock option agreements.  Awards granted prior to 2016 established annual and cumulative targets for each year at the beginning of each respective fiscal year. In this case, the grant date under GAAP was not determined until the performance target for the related options was known. The pre-2016 award also provided for “catch-up vesting” of the Performance Options, if an annual operating performance target was not achieved, but a cumulative operating performance target was achieved.

The Company achieved its annual performance targets in fiscal years 2017, 2016 and 2015 and recorded compensation expense of $3 million, $4 million and $5 million, respectively. The 2015 compensation expense of $5 million, included a $2 million catch-up adjustment for awards prior to 2015.

The Options are nonqualified, with exercise prices equal to the estimated fair value of a share of common stock at the date of the grant. Exercise prices range from $8.51 to $30.39 per share and generally have a 10-year life. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option-pricing model.

The weighted-average assumptions for options granted in fiscal years 2017, 2016 and 2015 are included in the following table.

	2017	2016	2015
Expected volatility	31.8%	28.8%	36.6%
Expected dividends	—	—	—
Risk-free interest rate	1.9%	1.5%	1.6%
Expected term (in years)	5.8	5.9	4.8

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

The summary of Options outstanding and changes during fiscal year 2017 are presented below.

						Weighted-
				Weighted-	Weighted-	Average
				Average	Average	Remaining
	Time	Performance	Total	Fair	Exercise	Contractual
	Options	Options	Options	Value	Price	Years
Outstanding at December 31, 2016	4,973,717	3,688,192	8,661,909	$5.65	$12.91
Granted	857,181	429,532	1,286,713	$11.08	$26.72
Exercised	(2,418,764)	(2,359,435)	(4,778,199)	$5.12	$10.15
Forfeited	(402,582)	(152,872)	(555,454)	$7.54	$19.94
Outstanding at December 30, 2017	3,009,552	1,605,417	4,614,969	$7.47	$18.79	7.2
Vested and exercisable at December 30, 2017	1,230,897	1,242,245	2,473,142	$6.10	$14.31	5.8

The weighted-average grant date fair value of options granted in fiscal years 2017, 2016 and 2015 was $11.08, $6.28 and $6.91, respectively.

During fiscal year 2017, Options were exercised with a total intrinsic value of $86 million, representing the excess of fair value over exercise price.  During fiscal year 2016, Options were exercised by terminated employees for a cash outflow of $4 million, representing the excess of fair value over exercise price. During fiscal year 2015, Options were exercised by terminated employees for a cash outflow of $6 million, representing the excess of fair value over exercise price.

As of December 30, 2017, there was $13 million of total unrecognized compensation costs related to nonvested Options expected to vest under the Stock Option Agreements. That cost is expected to be recognized over a weighted-average period of two years.

Restricted Shares—Certain employees received restricted shares (the “Restricted Shares”) in fiscal years 2017 and 2016 granted under the 2016 Plan.  Prior to 2017, restricted shares contained time-based vesting (“Time Shares”) and contained non-forfeitable dividend rights.  In 2017, performance-based shares (“Performance Shares”) were granted that contained forfeitable dividend rights.

Performance Shares are granted at the maximum award amount, and cliff vest at the end of a three-year performance period if specific performance goals, established for each calendar year during the performance period, are achieved. The number of shares eligible to vest at the end of the vesting period may range from zero to 200% of the target award amount, based on the achievement of the performance goals. The fair value of Performance Shares is measured using the market price of our common stock on the date of grant, and recognized over the vesting period for the portion of the award that is expected to vest. Compensation expense for Performance Shares is remeasured at each reporting period, based on management’s evaluation of whether it is probable that performance conditions will be met.

The Time Shares granted in 2016 were special awards that permitted immediate vesting. Accordingly, there were no unvested Time Shares at the end of 2016.  No Restricted Shares were awarded in fiscal year 2015.

The summary of nonvested Performance Shares outstanding and changes during fiscal year 2017 is presented below:

	Performance Shares	Weighted- Average Fair Value
Nonvested at December 31, 2016	—	$—
Granted	257,766	$30.39
Vested	—	$—
Forfeited	(16,453)	$30.39
Nonvested at December 30, 2017	241,313	$30.39

The weighted-average grant date fair value for Performance Shares granted in 2017 and 2016 was $30.39 and $14.58, respectively. Compensation expense for Restricted Shares was $1 million, $2 million and $1 million in fiscal years 2017, 2016 and 2015, respectively. At December 30, 2017, there was $3 million of unrecognized compensation cost related to the Performance Shares that is expected to be recognized over a weighted average period of 2 years.

Restricted Stock Units—Certain employees have received time-based restricted stock units (“Time RSUs”) and performance-based restricted stock units (“Performance RSUs”), and collectively the (“RSUs”) granted pursuant to the 2007 Plan and, after the IPO, pursuant to the 2016 Plan. The RSUs also contain certain anti-dilution provisions. Time RSUs generally vest ratably over three to four years, starting on the anniversary date of grant. In fiscal years 2017, 2016 and 2015, the Company recognized $6 million, $4 million and $3 million, respectively in compensation expense related to Time RSUs.

Prior to 2017, the Performance RSUs were based on the achievement of an annual operating performance target.  In periods prior to 2016, those targets also provided for “catch-up” vesting, if an annual performance target was not achieved.  In 2017, the Company introduced a new Performance RSU that is based on certain year-over-year growth goals and return on invested capital.  The Company also awarded Performance RSUs that were based on the achievement of the annual operating plan.

Performance RSUs that were based on the annual operating plan vest ratably over four years, either on the anniversary date of the grant, or the last day of each fiscal year (beginning with the fiscal year issued), provided that the Company achieves an annual operating performance target as defined in the applicable restricted stock unit agreements (“RSU Agreements”).

The 2017 Performance RSUs, that were not based on the annual operating plan, were granted with cliff vesting, with share issuance at the end of a three-year performance period, contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The number of shares that may be earned at the end of the vesting periods may range from zero to 200% of the target award amount based on the achievement of the performance goals.

The fair value of all Performance RSUs is measured at the market price on the date of grant, and recognized over the vesting period for the portion of the award that is expected to vest. Compensation expense for Performance RSUs is remeasured at each reporting period, based on management’s evaluation of whether it is probable that performance conditions will be met.

The Company recognized $3 million of compensation expense in 2017 for Performance RSUs, based on the achievement of the annual operating performance in 2017 and the portion of the Performance RSUs, that are not based on the annual operating plan, that are expected to vest. The Company achieved the annual operating performance targets in fiscal years 2016 and 2015 and recorded compensation charges of $4 million in each of those years.  The fiscal year 2015 charge consisted of $3 million relating to fiscal year 2015, and $1 million related to Performance RSUs granted in fiscal year 2013 which met cumulative performance targets in fiscal year 2015.

The summary of nonvested RSUs outstanding and changes during fiscal year 2017 is presented below.

				Weighted-
				Average
	Time	Performance	Total	Fair
	RSUs	RSUs	RSUs	Value
Nonvested at December 31, 2016	637,336	242,273	879,609	$17.68
Granted	607,432	296,456	903,888	$29.77
Vested	(213,879)	(213,695)	(427,574)	$16.64
Forfeited	(121,597)	(48,481)	(170,078)	$20.76
Nonvested at December 30, 2017	909,292	276,553	1,185,845	$26.79

The weighted-average grant date fair values for RSUs granted in fiscal years 2017, 2016, and 2015 was $29.77, $18.75, and $17.87, respectively.

At December 30, 2017, there was $24 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2 years.

Equity Appreciation Rights—The Company has an Equity Appreciation Rights (“EAR”) Plan for certain employees. Each EAR represents one phantom share of US Foods common stock. The EARs also contain certain anti-dilution provisions. The EARs become vested and payable at the time of a qualified public offering of equity shares, at the time of involuntary termination, or a change in control, as defined in the agreement. EARs are forfeited upon voluntary termination of the participant’s employment. The EARs are settled in cash upon vesting and, accordingly, are considered liability instruments. No EARs were granted during fiscal years 2017, 2016 and 2015.  During 2017, the Company recorded a compensation charge of        $1 million for EARs exercised by involuntarily terminated employees.

As the EARs are liability instruments, the fair value of the vested awards is re-measured each reporting period until the award is settled. Since vesting of all outstanding EARs is contingent upon performance conditions, as defined in the EAR plan, which are not considered probable, no compensation costs have been recorded to date for the outstanding EARs, and as such, no liability has been recognized.  As of December 30, 2017, there were a total of 378,658 EARs outstanding with a weighted average exercise price of $9.80 per share.

16.	LEASES

The Company leases various warehouse and office facilities and certain equipment under operating and capital lease agreements that expire at various dates, and in some instances contain renewal provisions. The Company expenses operating lease costs, including any scheduled rent increases, rent holidays or landlord concessions, on a straight-line basis over the lease term. The Company also has an unfunded lease obligation on a distribution facility through 2023.

Future minimum lease payments under the above mentioned noncancelable lease agreements, together with contractual sublease income, as of December 30, 2017, are as follows (in thousands):

	Unfunded Lease	Capital	Operating	Sublease
	Obligation	Leases	Leases	Income	Net
2018	$4,269	$97,324	$32,623	$(461)	$133,755
2019	4,663	74,438	31,181	(479)	109,803
2020	4,809	65,936	29,204	(133)	99,816
2021	4,809	53,310	24,424	(22)	82,521
2022	4,809	36,687	21,285	—	62,781
Thereafter	4,809	39,311	24,017	—	68,137
Total minimum lease payments (receipts)	28,168	367,006	$162,734	$(1,095)	$556,813
Less amount representing interest	(5,830)	(30,403)
Present value of minimum lease payments	$22,338	$336,603

Total operating lease expense, included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income was $44 million, $43 million and $44 million in fiscal years 2017, 2016 and 2015, respectively.

17.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees, and provides certain health care benefits to eligible retirees and their dependents. Also, the Company contributes to various multiemployer plans under certain of its collective bargaining agreements.

Company Sponsored Defined Benefit Plans —The Company maintains a qualified retirement plan and a nonqualified retirement plan (“Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. The Company also maintains postretirement health and welfare plans for certain employees. Amounts related to defined benefit plans and other postretirement plans recognized in the consolidated financial statements are determined on an actuarial basis.

The components of net periodic pension and other postretirement benefit costs for the last three fiscal years were as follows (in thousands):

	Pension Benefits
	2017	2016	2015
Components of net periodic pension costs:
Service cost	$2,356	$3,849	$32,582
Interest cost	39,474	40,459	39,628
Expected return on plan assets	(47,828)	(48,296)	(54,881)
Amortization of prior service cost	138	157	195
Amortization of net loss	3,848	8,255	10,394
Settlements	17,785	4,487	3,358
Curtailment	138	—	—
Special termination benefit	—	—	422
Net periodic pension costs	$15,911	$8,911	$31,698

	Other Postretirement Plans
	2017	2016	2015
Components of net periodic other postretirement benefit costs:
Service cost	$35	$37	$37
Interest cost	283	296	264
Amortization of prior service cost (credit)	6	6	(62)
Amortization of net (gain) loss	(148)	(71)	14
Net periodic other postretirement benefit costs	$176	$268	$253

In the fourth quarter of 2017, lump sum payments were finalized for a voluntary lump sum offer made in September, to certain former employees participating in the Company sponsored defined benefit plan.  The Company incurred non-cash settlement charges of $18 million, $4 million and $3 million in fiscal years 2017, 2016 and 2015, respectively, resulting from lump sum payments. All lump sum payments were paid from pension plan assets.

Effective September 30, 2015, non-union participants’ benefits of a USF sponsored defined benefit pension plan were frozen, resulting in a reduction in the benefit obligation included in other long-term liabilities of approximately $91 million, including a $73 million curtailment, with a corresponding decrease to accumulated other comprehensive loss. At the remeasurement date, the plan’s net loss included in accumulated other comprehensive loss exceeded the reduction in the plan’s benefit obligation and, accordingly, no net curtailment gain or loss was recognized in the Consolidated Statements of Comprehensive Income. As a result of the plan freeze, actuarial gains and losses are amortized over the average remaining life expectancy of inactive participants rather than the average remaining service lives of active participants.

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

Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for pension and other postretirement benefits for the last three fiscal years were as follows (in thousands):

	Pension Benefits
	2017	2016	2015
Changes recognized in accumulated other comprehensive loss:
Actuarial gain (loss)	$523	$(64,296)	$(3,171)
Curtailment	138	—	73,191
Prior year correction	—	(21,917)	—
Amortization of prior service cost	138	157	195
Amortization of net loss	3,848	8,255	10,394
Settlements	17,785	4,487	3,358
Net amount recognized	$22,432	$(73,314)	$83,967

	Other Postretirement Plans
	2017	2016	2015
Changes recognized in accumulated other comprehensive loss:
Actuarial gain (loss)	$181	$(174)	$1,035
Prior service cost	—	—	(1,291)
Amortization of prior service cost (credit)	6	6	(62)
Amortization of net (gain) loss	(148)	(71)	14
Net amount recognized	$39	$(239)	$(304)

The funded status of the defined benefit plans for the last three fiscal years was as follows (in thousands):

	Pension Benefits
	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$966,234	$862,886	$970,469
Service cost	2,356	3,849	32,582
Interest cost	39,474	40,459	39,628
Actuarial loss (gain)	76,111	73,855	(73,282)
Curtailment	—	—	(73,191)
Prior year correction	—	21,917	—
Settlements	(87,225)	(16,002)	(15,287)
Special termination benefit	—	—	422
Benefit disbursements	(20,655)	(20,730)	(18,455)
Benefit obligation at end of period	976,295	966,234	862,886
Change in plan assets:
Fair value of plan assets at beginning of period	799,166	742,341	749,166
Return on plan assets	124,462	57,855	(21,572)
Employer contribution	35,535	35,702	48,489
Settlements	(87,225)	(16,002)	(15,287)
Benefit disbursements	(20,655)	(20,730)	(18,455)
Fair value of plan assets at end of period	851,283	799,166	742,341
Net funded status	$(125,012)	$(167,068)	$(120,545)

	Other Postretirement Plans
	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$6,952	$6,974	$6,789
Service cost	35	37	37
Interest cost	283	296	264
Employee contributions	195	204	209
Actuarial (gain) loss	(181)	174	(1,035)
Plan amendment	—	—	1,291
Benefit disbursements	(661)	(733)	(581)
Benefit obligation at end of period	6,623	6,952	6,974
Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—
Employer contribution	466	529	372
Employee contributions	195	204	209
Benefit disbursements	(661)	(733)	(581)
Fair value of plan assets at end of period	—	—	—
Net funded status	$(6,623)	$(6,952)	$(6,974)

The fiscal year 2017 and 2016 actuarial losses of $76 million and $74 million, respectively, were primarily due to a decrease in discount rates. The 2015 actuarial gain of $73 million was primarily due to an increase in discount rates.

	Pension Benefits
	2017	2016	2015
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(598)	$(549)	$(546)
Accrued benefit obligation—noncurrent	(124,414)	(166,519)	(119,999)
Net amount recognized in the consolidated balance sheets	$(125,012)	$(167,068)	$(120,545)
Amounts recognized in accumulated other comprehensive loss consist of the following:
Prior service cost	$5	$281	$438
Net loss	198,990	221,146	147,675
Net loss recognized in accumulated other comprehensive loss	$198,995	$221,427	$148,113
Additional information:
Accumulated benefit obligation	$973,946	$963,008	$854,858

	Other Postretirement Plans
	2017	2016	2015
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(527)	$(576)	$(525)
Accrued benefit obligation—noncurrent	(6,096)	(6,376)	(6,449)
Net amount recognized in the consolidated balance sheets	$(6,623)	$(6,952)	$(6,974)
Amounts recognized in accumulated other comprehensive loss consist of the following:
Gain, net of prior service cost	$864	$825	$1,064
Net gain recognized in accumulated other comprehensive loss	$864	$825	$1,064

	Pension Benefits	Other Postretirement Plans
Amounts expected to be amortized from accumulated other comprehensive loss in the next fiscal year:
Net loss (gain)	$3,383	$(156)
Prior service cost	5	6
Net expected to be amortized	$3,388	$(150)

Weighted average assumptions used to determine benefit obligations at period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2017	2016	2015
Benefit obligation:
Discount rate	3.70%	4.25%	4.64%
Annual compensation increase	3.60%	3.60%	3.60%
Net cost:
Discount rate	4.25%	4.64%	4.25%
Expected return on plan assets	6.00%	6.50%	7.00%
Annual compensation increase	3.60%	3.60%	3.60%

	Other Postretirement Plans
	2017	2016	2015
Benefit obligation—discount rate	3.70%	4.25%	4.40%
Net cost—discount rate	4.25%	4.40%	4.05%

The measurement date for the pension and other postretirement benefit plans was December 31 for 2017, 2016, and 2015. The Company applies the practical expedient under ASU No. 2015-04, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end.

A health care cost trend rate is used in the calculations of postretirement medical benefit plan obligations. The assumed healthcare trend rates for the last three fiscal years were as follows:

	2017	2016	2015
Immediate rate	6.70%	7.40%	7.40%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2037	2037	2038

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

The investment objective for our Company sponsored plans is to provide a common investment platform. Investment managers, overseen by the USF Retirement Administration Committee, are expected to adopt and maintain an asset allocation strategy for the plans’ assets designed to address the Retirement Plans’ liability structure. The Company has developed an asset allocation policy and rebalancing policy. We review the major asset classes, through consultation with investment consultants, at least quarterly to determine if the plan assets are performing as expected. The Company’s 2017 strategy targeted a mix of 50% equity securities and 50% long-term debt securities and cash equivalents. The actual mix of investments at December 31, 2017, was 49% equity securities and 51% long-term debt securities and cash equivalents. The Company plans to manage the actual mix of investments to achieve its target mix.

The following table (in thousands) sets forth the fair value of our defined benefit plans’ assets by asset fair value hierarchy level.

	Asset Fair Value as of December 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,898	$—	$—	$7,898
Equities:
Domestic	33,967	—	—	33,967
International	1,099	—	—	1,099
Mutual funds:
Domestic equities	37,163	—	—	37,163
International equities	32,033	—	—	32,033
Long-term debt securities:
Corporate debt securities:
Domestic	—	223,604	—	223,604
International	—	26,360	—	26,360
U.S. government securities	—	154,906	—	154,906
Government agencies securities	—	7,517	—	7,517
Other	—	4,437	—	4,437
	$112,160	$416,824	$—	528,984
Common collective trust funds:
Cash equivalents				10,282
Domestic equities				249,366
International equities				62,651
Total investments measured at net asset value as a practical expedient				322,299
Total defined benefit plans’ assets				$851,283

	Asset Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,073	$—	$—	$10,073
Equities:
Domestic	30,759	—	—	30,759
International	829	—	—	829
Mutual funds:
Domestic equities	37,711	—	—	37,711
International equities	28,975	—	—	28,975
Long-term debt securities:
Corporate debt securities:
Domestic	—	196,743	—	196,743
International	—	20,120	—	20,120
U.S. government securities	—	154,007	—	154,007
Government agencies securities	—	7,548	—	7,548
Other	—	2,545	—	2,545
	$108,347	$380,963	$—	489,310
Common collective trust funds:
Cash equivalents				6,447
Domestic equities				244,152
International equities				59,257
Total investments measured at net asset value as a practical expedient				309,856
Total defined benefit plans’ assets				$799,166

A description of the valuation methodologies used for assets measured at fair value is as follows:

•	Cash and cash equivalents are valued at original cost plus accrued interest.
•	Equities are valued at the closing price reported on the active market on which individual securities are traded.
•	Mutual funds are valued at the closing price reported on the active market on which individual funds are traded.
•

Common collective trust funds are valued at the net asset value of the shares held at the December 31, 2017 and 2016 measurement dates. This class represents investments in actively managed, common collective trust funds that invest primarily in equity securities, which may include common stocks, options and futures. Investments are valued at the net asset value per share, multiplied by the number of shares held as of the measurement date.

•	Long-term debt securities are valued at the estimated price a dealer will pay for the individual securities.

Estimated future benefit payments, under Company sponsored plans as of December 30, 2017, were as follows (in thousands):

	Pension Benefits	Other Postretirement Plans
2018	$53,888	$536
2019	46,852	527
2020	46,232	539
2021	45,402	514
2022	45,136	495
Subsequent five years	224,429	2,368

The Company expects to contribute $36 million to the Retirement Plans in fiscal year 2018.

Other Company Sponsored Benefit Plans —Substantially all employees are eligible to participate in a Company sponsored defined contribution 401(k) Plan, which provides for Company matching on the participant’s contributions of up to 100% of the first 3% of participant’s compensation, and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. Through the  third quarter of 2015, Company matching contributions were 50% of the first 6% of a participant’s compensation. The Company’s contributions to this plan were $46 million, $44 million and $32 million in fiscal years 2017, 2016 and 2015, respectively. The Company, at its discretion, may make additional contributions to the 401(k) Plan. The Company made no discretionary contributions under the 401(k) plan in fiscal years 2017, 2016 and 2015.

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

The Company’s participation in multiemployer pension plans for the year ended December 30, 2017, is outlined in the tables below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year, or for which the Company believes its estimated withdrawal liability, should it decide to voluntarily withdraw from the plan, may be material to the Company. For each plan that is considered individually significant to the Company, the following information is provided.

•	The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number (“PN”) assigned to a plan by the Internal Revenue Service.
•

The most recent Pension Protection Act (“PPA”) zone status available for 2017 and 2016 is for the plan years beginning in 2017 and 2016, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, or critical and declining status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. Plans are generally considered “critical and declining” if they are projected to become insolvent within 20 years. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.

•

The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.

•	The Surcharge Imposed column indicates whether a surcharge has been imposed on participating employers contributing to the plan.
•	The Expiration Dates column indicates the expiration dates of the collective-bargaining agreements to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Dates
		2017	2016
Western Conference of Teamsters Pension Trust Fund	91-6145047/001	Green	Green	N/A	No	3/31/18 to 3/31/20
Minneapolis Food Distributing Industry Pension Plan	41-6047047/001	Green	Green	Implemented	No	4/1/21
Teamster Pension Trust Fund of Philadelphia and Vicinity	23-1511735/001	Yellow	Yellow	Implemented	No	2/10/18(1)
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	No	6/30/18
United Teamsters Trust Fund A	13-5660513/001	Yellow	Yellow	Implemented	No	5/30/19
Warehouse Employees Local 169 and Employers Joint Pension Fund(2)	23-6230368/001	Red	Red	Implemented	No	2/10/18(1)
Local 705 I.B. of T. Pension Trust Fund	36-6492502/001	Yellow	Red	Implemented	No	12/29/18

(1)	The collective bargaining agreement for this pension fund is operating under an extension through March 2018.
(2)	Local 169 filed a Notice of Critical and Declining Status in 2017.

The following table provides information about the Company’s contributions to its multiemployer pension plans. For plans that are not individually significant to the Company, the total amount of USF contributions is aggregated. Prior year contribution amounts have been reclassified to other funds (below) for plans no longer considered significant in 2017.

				USF Contributions
				Exceed 5% of
	USF Contribution(1)(2)			Total Plan Contributions(3)
	(in thousands)
	2017	2016	2015	2016	2015
Pension Fund
Western Conference of Teamsters Pension Trust Fund	$10,780	$10,104	$10,227	No	No
Minneapolis Food Distributing Industry Pension Plan	5,399	5,162	5,200	Yes	Yes
Teamster Pension Trust Fund of Philadelphia and Vicinity	3,917	3,442	3,461	No	No
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	1,482	1,258	1,366	Yes	Yes
United Teamsters Trust Fund A	1,741	1,668	1,554	Yes	Yes
Warehouse Employees Local 169 and Employers Joint Pension Fund	846	900	897	Yes	Yes
Local 705 I.B. of T. Pension Trust Fund	3,122	2,923	2,729	No	No
Other Funds	6,853	7,179	8,196	—	—
	$34,140	$32,636	$33,630

(1)	Contributions made to these plans during the Company’s fiscal year, which may not coincide with the plans’ fiscal years.
(2)	Contributions do not include payments related to multiemployer pension withdrawals/settlements.
(3)	Indicates whether the Company was listed in the respective multiemployer plan Form 5500 for the applicable plan year as having made more than 5% of total contributions to the plan.

If the Company elects to voluntarily withdraw from multiemployer pension plans, it would be responsible for its proportionate share of the respective plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $120 million as of December 30, 2017. Actual withdrawal liabilities incurred by the Company, if it were to withdraw from one or more plans, could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plan’s funded status.

18.	EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted shares containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the fiscal years 2016 and 2015 were insignificant and did not materially impact the calculation of basic or diluted EPS. The remaining non-vested restricted shares that contained non-forfeitable dividend rights vested on December 31, 2016.  As such, the Company has not computed EPS using the two-class method during fiscal year 2017.

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

The following table sets forth the computation of basic and diluted earnings per share:

	2017	2016	2015
Numerator (in thousands):
Net income	$444,294	$209,794	$167,518
Denominator:
Weighted-average common shares outstanding	222,383,038	200,129,868	169,560,616
Dilutive effect of Share-based awards	3,280,747	3,894,858	1,500,104
Weighted-average dilutive shares outstanding	225,663,785	204,024,726	171,060,720
Basic earnings per share	$2.00	$1.05	$0.99
Diluted earnings per share	$1.97	$1.03	$0.98

19.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss, by component, for the last three fiscal years, (in thousands):

	2017	2016	2015
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance at beginning of period (1)	$(119,363)	$(74,378)	$(158,041)
Other comprehensive income (loss) before reclassifications	704	(64,470)	(2,136)
Current year prior service cost	—	—	(1,291)
Amortization of prior service cost(2) (3)	144	163	133
Amortization of net loss(2) (3)	3,700	8,184	10,408
Settlements(2) (3)	17,785	4,487	3,358
Curtailment(4)	138	—	73,191
Prior year correction(4)	—	(21,917)	—
Total before income tax	22,471	(73,553)	83,663
Income tax provision (benefit)(5)	6,300	(28,568)	—
Current period comprehensive income (loss), net of tax	16,171	(44,985)	83,663
Balance at end of period (1)	$(103,192)	$(119,363)	$(74,378)

Interest rate swaps:
Balance at beginning of period (1)	$—	$—	$—
Change in fair value of interest rate swaps	10,236	—	—
Amounts reclassified to interest expense	1,939	—	—
Total before income tax	12,175	—	—
Income tax provision	4,738	—	—
Current period comprehensive income, net of tax	7,437	—	—
Balance at end of period (1)	$7,437	$—	$—
Accumulated other comprehensive loss at end of period(1)	$(95,755)	$(119,363)	$(74,378)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of net periodic benefit costs. See Note 17, Retirement Plans for additional information.
(3)	Included in distribution, selling and administrative expenses in the Consolidated Statements of Comprehensive Income.
(4)

The fiscal year 2015 curtailment is due to freeze of non-union participants’ benefits of a USF sponsored defined benefit pension plan. In fiscal year 2016, the curtailment was corrected for a computational error. See Note 17, Retirement Plans.

(5)	No impact in fiscal year 2015 due to the Company’s full valuation allowance on its net deferred income tax assets. See Note 20, Income Taxes.

20.	INCOME TAXES

The income tax (benefit) provision for the last three fiscal years consisted of the following (in thousands):

	2017	2016	2015
Current:
Federal	$73,792	$1,110	$5,307
State	9,084	639	1,722
Current income tax provision	82,876	1,749	7,029
Deferred:
Federal	(133,182)	(15,095)	15,117
State	10,254	(65,339)	2,489
Deferred income tax (benefit) provision	(122,928)	(80,434)	17,606
Total income tax (benefit) provision	$(40,052)	$(78,685)	$24,635

The Company’s effective income tax rates for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 were (10)%, (60)% and 13%, respectively. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative contribution to income for each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future.

On December 22, 2017 the U.S. government enacted comprehensive tax legislation referred to herein as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to (1) a reduction of the U.S. federal corporate tax rate and (2) bonus depreciation that permits full expensing of qualified property.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740, Income Taxes is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740, Income Taxes on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018 and provided for bonus depreciation that allows for full expensing of qualified assets placed into service after September 27, 2017. Our accounting for the reduction of the corporate tax rate and bonus depreciation that allows for full expensing of qualified property is incomplete, However, the Company was able to determine a reasonable estimate of the impact of the corporate tax rate reduction and bonus depreciation that will allow for full expensing of qualified property. Consequently, we have recorded a provisional decrease to our deferred tax liabilities of $173 million with a corresponding adjustment to deferred income tax benefit of $173 million for the year ended December 30, 2017 related to the reduction of the corporate tax rate. Additionally, we have recorded a provisional increase in our net deferred tax liabilities of $4 million with a corresponding adjustment of $4 million to other long-term liabilities for the year ended December 30, 2017 related to bonus depreciation that allowed for full expensing of qualified property. The income tax effects for these positions require further analysis to prepare the accounting related to the income tax effects of the Tax Act in reasonable detail. The accounting for these items is expected to be complete when the 2017 U.S. federal income tax return is filed in 2018.

The reconciliation of the (benefit) provision for income taxes from continuing operations at the U.S. federal statutory income tax rate of 35% to the Company’s income taxes for the last three fiscal years is shown below (in thousands).

	2017	2016	2015
Federal income taxes computed at statutory rate	$141,485	$45,888	$67,254
State income taxes, net of federal income tax benefit	16,023	1,886	2,776
Stock-based compensation	(26,150)	(2,873)	438
Non-deductible expenses	5,349	4,700	2,911
Change in the valuation allowance for deferred tax assets	(806)	(127,518)	(47,531)
Net operating loss expirations	927	1,563	1,860
Tax credits	(3,675)	(3,217)	—
Change in unrecognized tax benefits	(1,147)	647	(1,946)
Change in U.S. federal statutory tax rate	(173,057)	—	—
Other	999	239	(1,127)
Total income tax (benefit) provision	$(40,052)	$(78,685)	$24,635

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows (in thousands):

	December 30, 2017	December 31, 2016
Deferred tax assets:
Allowance for doubtful accounts	$7,416	$10,552
Accrued employee benefits	6,472	35,020
Restructuring reserves	4,646	14,885
Workers’ compensation, general and fleet liabilities	42,958	61,118
Deferred income	162	470
Deferred financing costs	1,744	5,379
Postretirement benefit obligations	23,350	51,618
Net operating loss carryforwards	86,246	162,511
Other accrued expenses	9,819	30,429
Total gross deferred tax assets	182,813	371,982
Less valuation allowance	(28,962)	(24,274)
Total net deferred tax assets	153,851	347,708
Deferred tax liabilities:
Property and equipment	(92,092)	(216,556)
Inventories	(29,802)	(41,765)
Intangibles	(273,774)	(435,817)
Total deferred tax liabilities	(395,668)	(694,138)
Net deferred tax liability	$(241,817)	$(346,430)

The net deferred tax liabilities presented in the Consolidated Balance Sheets were as follows (in thousands).

	December 30, 2017	December 31, 2016
Noncurrent deferred tax assets	$21,505	$34,405
Noncurrent deferred tax liability	(263,322)	(380,835)
Net deferred tax liability	$(241,817)	$(346,430)

As of December 30, 2017, the Company had tax affected state net operating loss carryforwards of $86 million, which will expire at various dates from 2018 to 2037.  The Company’s net operating loss carryforwards expire as follows (in millions):

State
2018-2022	$25
2023-2027	42
2028-2032	14
2033-2037	5
$86

The Company also has state credit carryforwards of $12 million.

The U.S. federal and state net operating loss carryforwards in the income tax returns filed included unrecognized tax benefits taken in prior years. The net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740, Income Taxes are presented net of these unrecognized tax benefits.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of the Company’s domestic net operating losses and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

We released the previously recorded valuation allowance against our U.S. federal net deferred tax assets and certain of our state net deferred tax assets in fiscal year 2016 as we determined it was more likely than not that the deferred tax assets would be realized. We maintained a valuation allowance on certain state net operating loss and tax credit carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period or the utilization of which is subject to limitation. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years, forecasted earnings, and a reduction of uncertainty regarding forecasted earnings as a result of developments in certain customer and strategic initiatives during 2016.

A summary of the activity in the valuation allowance for the last three fiscal years is as follows (in thousands):

	2017	2016	2015
Balance at beginning of period	$24,274	$151,792	$232,163
Expense (benefit) recognized	4,688	(127,518)	(47,531)
Other comprehensive income	—	—	(32,484)
Other	—	—	(356)
Balance at end of period	$28,962	$24,274	$151,792

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations in U.S. federal and state jurisdictions. The Company 1) records unrecognized tax benefits as liabilities in accordance with ASC 740, Income Taxes and 2) adjusts these liabilities when the Company’s judgment changes because of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of liabilities for unrecognized tax benefits. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. The Company recognizes an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits.

Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2017, 2016, and 2015 was as follows (in thousands):

Balance at December 27, 2014	$46,584
Gross decreases due to positions taken in prior years	(4,856)
Gross increases due to positions taken in current year	—
Decreases due to lapses of statute of limitations	(15)
Increases due to changes in tax rates	92
Positions assumed in business acquisition	3,279
Balance at January 2, 2016	45,084
Gross increases due to positions taken in prior years	4,743
Gross increases due to positions taken in current year	—
Decreases due to lapses of statute of limitations	(767)
Increases due to changes in tax rates	180
Balance at December 31, 2016	49,240
Gross increases due to positions taken in prior years	71,801
Gross decreases due to positions taken in prior years	(3,602)
Gross decreases due to positions taken in current year	(5,098)
Decreases due to lapses of statute of limitations	(319)
Decreases due to changes in tax rates	(3,837)
Balance at December 30, 2017	$108,185

The Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $64 million in the next 12 months as a result of the completion of tax audits, the expiration of the statute of limitations, or the receipt of affirmative written consent of the IRS to change a method of accounting.

Included in the balance of unrecognized tax benefits at the end of fiscal years 2017, 2016 and 2015 was $60 million, $43 million and $40 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of December 30, 2017, the Company had accrued interest and penalties of approximately $5 million, and $4 million as of December 31, 2016 and January 2, 2016.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2007 through 2016 U.S. federal tax years, and various state tax years from 2000 through 2016, remain subject to income tax examinations by the relevant taxing authorities. Prior to 2007, the Company was owned by Royal Ahold N.V. (“Ahold”).  Ahold has indemnified the Company for 2007 pre-closing consolidated U.S. federal and certain combined state income taxes, and the Company is responsible for all other taxes, and interest and penalties.

21.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business, and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of December 30, 2017, the Company had $741 million of purchase orders and purchase contract commitments to be purchased in fiscal year 2018, that are not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At December 30, 2017, the Company had diesel fuel forward purchase commitments totaling $33 million through June 2018. The Company also enters into forward purchase agreements for electricity. As of December 30, 2017 the Company had electricity forward purchase commitments totaling $5 million through July 2020. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

Legal Proceedings—The Company and its subsidiaries are parties to a number of legal proceedings arising from the normal course of business. These legal proceedings, whether pending, threatened or unasserted, if decided adversely to or settled by the Company, may result in liabilities material to its financial position, results of operations, or cash flows. The Company recognized provisions with respect to the proceedings, where appropriate, in the Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense attorney fees as incurred.

Insurance Recoveries—Tornado Loss—On April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. Business from the damaged facility was temporarily transferred to other Company distribution facilities until July 2015, when a new state-of-the-art distribution facility became operational. The Company had insurance coverage on the distribution facility and its contents, as well as business interruption insurance. In fiscal year 2015, the Company received proceeds of $26 million of which $6 million was recognized as a receivable in 2014. The remaining $20 million of proceeds received and recognized in fiscal year 2015 represented the recovery of current and prior year operating costs, for a net $11 million recognized as a benefit in 2015. The Company received the final insurance settlement and recognized a net benefit of $10 million in 2016.

The Company classified $3 million related to the damaged distribution facility as cash flows provided by investing activities in fiscal year 2015, in its Consolidated Statement of Cash Flows. Insurance proceeds of $10 million and $23 million related to damaged inventory and business interruption costs are classified as cash flows provided by operating activities in fiscal years 2016 and 2015, respectively, in the Consolidated Statements of Cash Flows.

22.	US FOODS HOLDING CORP. CONDENSED FINANCIAL INFORMATION

These condensed parent company financial statements should be read in conjunction with the consolidated financial statements. Under terms of its debt agreements, the net assets of USF, our wholly owned subsidiary, are restricted from being transferred to US Foods in the form of loans, advances or dividends—with the exception of income tax payments, share-based compensation settlements and minor administrative costs. As of December 30, 2017, USF had $751 million of restricted payment capacity under these covenants, and approximately $2,001 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation. See Note 15, Share-Based Compensation, Common Stock Issuances and Common Stock for a discussion of the Company’s equity related transactions. In the condensed parent company financial statements below, the investment in subsidiary, USF, is accounted for using the equity method.

Condensed Parent Company Balance Sheets

(In thousands)

	December 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$138	$138
Other assets	—	837
Investment in subsidiary	2,846,716	2,638,105
TOTAL ASSETS	$2,846,854	$2,639,080
LIABILITIES AND EQUITY
Intercompany payable	$348	$348
Deferred tax liabilities	25,032	$101,082
Other liabilities	70,111	—
Total liabilities	95,491	101,430
COMMITMENTS AND CONTINGENCIES (Note 21)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value—600,000 shares authorized; 214,963 and 220,929 issued and outstanding as of December 30, 2017 and December 31, 2016	2,150	2,209
Additional paid-in capital	2,721,454	2,791,264
Accumulated earnings (deficit)	123,514	(136,460)
Accumulated other comprehensive loss	(95,755)	(119,363)
Total shareholders’ equity	2,751,363	2,537,650
TOTAL LIABILITIES AND EQUITY	$2,846,854	$2,639,080

Condensed Parent Company Statements of Comprehensive Income

(In thousands)

	Fiscal Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
OPERATING EXPENSES	$—	$4,746	$—
OPERATING LOSS	—	(4,746)	—
ACQUSITION TERMINATION FEE	—	—	300,000
INTEREST INCOME	—	103	241
(Loss) income before income taxes	—	(4,643)	300,241
INCOME TAX (BENEFIT) PROVISION	(5,103)	104,565	34,340
Income (loss) before equity in net earnings (loss) of subsidiary	5,103	(109,208)	265,901
EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARY	439,191	319,002	(98,383)
NET INCOME	444,294	209,794	167,518
OTHER COMPREHENSIVE (LOSS) INCOME—Net of tax:
Changes in retirement benefit obligations, net	16,171	(44,985)	83,663
Unrecognized gain on interest rate swaps, net	7,437	—	—
COMPREHENSIVE INCOME	$467,902	$164,809	$251,181

Condensed Parent Company Statements of Cash Flows

(In thousands)

	Fiscal Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$444,294	$209,794	$167,518
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net (earnings) loss of subsidiary	(439,191)	(319,002)	98,383
Deferred income tax (benefit) provision	(77,082)	106,482	27,084
Changes in operating assets and liabilities:
Decrease (increase) in other assets	837	(837)	—
(Decrease) increase in intercompany payable	—	(6,845)	7,193
Increase (decrease) in accrued expenses and other liabilities	71,142	(63)	63
Net cash (used in) provided by operating activities	—	(10,471)	300,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	—	(1,113,919)	—
Cash distribution from subsidiary	280,000	374,332	—
Net cash provided by (used in) investing activities	280,000	(739,587)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering	—	1,113,799	—
Cash distribution to shareholders	—	(666,332)	—
Proceeds from common stock sales	—	2,850	—
Common stock repurchased	(280,000)	—	—
Common stock and share-based awards settled	—	(362)	—
Net cash (used in) provided by financing activities	(280,000)	449,955	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(300,103)	300,241
CASH AND CASH EQUIVALENTS—Beginning of year	138	300,241	—
CASH AND CASH EQUIVALENTS—End of year	$138	$138	$300,241

23.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Financial information for each quarter in the fiscal years ended December 30, 2017 and December 31, 2016, is set forth below (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
	(In thousands)
Fiscal year ended December 30, 2017
Net sales	$5,788,425	$6,158,654	$6,204,194	$5,995,888	$24,147,161
Cost of goods sold	4,797,117	5,104,605	5,105,632	4,922,264	19,929,618
Gross profit	991,308	1,054,049	1,098,562	1,073,624	4,217,543
Operating expenses	914,784	928,475	908,532	891,928	3,643,719
Interest expense—net	41,886	41,003	43,211	43,482	169,582
Income before income taxes	34,638	84,571	146,819	138,214	404,242
Income tax provision (benefit)	7,822	19,113	51,268	(118,255)	(40,052)
Net income	$26,816	$65,458	$95,551	$256,469	$444,294
Net income per share:
Basic	$0.12	$0.29	$0.43	$1.16	$2.00
Diluted	$0.12	$0.29	$0.42	$1.15	$1.97

Fiscal year ended December 31, 2016
Net sales	$5,593,149	$5,806,758	$5,840,963	$5,677,938	$22,918,808
Cost of goods sold	4,633,381	4,772,721	4,808,426	4,651,008	18,865,536
Gross profit	959,768	1,034,037	1,032,537	1,026,930	4,053,272
Operating expenses	875,091	935,600	917,446	911,314	3,639,451
Interest expense—net	70,559	70,245	48,956	39,320	229,080
Loss on extinguishment of debt	—	42,149	11,483	—	53,632
Income (loss) before income taxes	14,118	(13,957)	54,652	76,296	131,109
Income tax provision (benefit)	807	(565)	(78,359)	(568)	(78,685)
Net income (loss)	$13,311	$(13,392)	$133,011	$76,864	$209,794
Net income (loss) per share:
Basic	$0.08	$(0.07)	$0.60	$0.35	$1.05
Diluted	$0.08	$(0.07)	$0.59	$0.34	$1.03

24.	BUSINESS INFORMATION

The Company’s consolidated results represents the results of its one business segment based on how the Company’s chief operating decision maker, the Chief Executive Officer, views the business for purposes of evaluating performance and making operating decisions.

The Company markets and, primarily, distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution centers and operations. The Company’s distribution centers form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution centers. Capital projects, whether for cost savings or generating incremental revenue, are evaluated based on estimated economic returns to the organization as a whole.

The following table presents the sales mix for the Company’s principal product categories for the last three fiscal years (in thousands):

	2017	2016	2015
Meats and seafood	$8,692,213	$8,120,738	$8,391,997
Dry grocery products	4,266,200	4,127,013	4,123,584
Refrigerated and frozen grocery products	3,798,737	3,653,037	3,582,517
Dairy	2,533,207	2,380,112	2,457,516
Equipment, disposables and supplies	2,243,243	2,165,744	2,171,006
Beverage products	1,306,347	1,267,723	1,279,201
Produce	1,307,214	1,204,441	1,121,711
	$24,147,161	$22,918,808	$23,127,532

No single customer accounted for more than 3% of the Company’s consolidated net sales for fiscal years 2017, 2016 and 2015. However, customers purchasing through one group purchasing organization accounted for approximately 13% of consolidated net sales in fiscal year 2017, and 12% of consolidated net sales in fiscal years 2016 and 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 30, 2017, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of US Foods Holding Corp.'s management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting dated February 27, 2018

Management of US Foods Holding Corp. and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.

Based on this assessment, management determined that, as of December 30, 2017, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 30, 2017.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated February 27, 2018. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Beneficial Ownership

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The following exhibits are filed as part of this Annual Report or are incorporated by reference.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

3.2

Second Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on November 7, 2017.

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

10.2

Form of Indemnification Agreement between the Registrant and its directors, incorporated herein by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-209442) filed with the SEC on May 20, 2016.

Exhibit No.	Description

10.3

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

10.4

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

10.5

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

10.6

Indemnification Priority and Information Sharing Agreement, dated as of April 15, 2010, among the funds managed by Kohlberg Kravis Roberts & Co. L.P. and US Foods, Inc. (f/k/a U.S. Foodservice Inc.), incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.7§	Form of Sale Participation Agreement, incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.8§	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.9§

2007 Stock Incentive Plan of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.10§

Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.11§

Form of 2012 Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.12§

Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.13§

2013 Annual Incentive Plan of US Foods, Inc., incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.14.6

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

Exhibit No.	Description

10.14.7

Amendment No. 6 to the Amended and Restated Senior ABL Facility, dated as of August 3, 2017, among US Foods, Inc. as the Parent Borrower, the several Lenders from time to time party thereto, Citicorp North America, Inc. as ABL Collateral Agent, Citibank, N.A. as Administrative Agent and an Issuing Lender, and the other Issuing Lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37786) filed with the SEC on November 7, 2017.

10.15.1

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

10.15.2

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

10.15.3

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

10.15.4

Second Amendment to the Credit Agreement, dated as of June 27, 2016, among US Foods, Inc., as the Borrower, Citicorp North America, Inc. and the Lenders and other financial institutions party thereto, incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 28, 2016.

10.15.5

Third Amendment to the Credit Agreement, dated as of February 17, 2017, among US Foods, Inc., Citicorp North America, Inc. and the Lenders and other financial institutions party thereto, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on February 17, 2017.

10.15.6

Fourth Amendment to the Credit Agreement, dated as of November 30, 2017, among US Foods, Inc., Citicorp North America, Inc. and Citibank, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on December 6, 2017.

10.16

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

10.18§	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.19§	Form of Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.20§	Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

Exhibit No.	Description

10.21§

Offer letter, dated August 15, 2013, by and between Fareed A. Khan and US Foods, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed November 7, 2013.

10.22§

Severance Agreement, dated September 26, 2013 by and between US Foods, Inc. and Fareed A. Khan, incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.23§

Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Fareed Khan, incorporated herein by reference to Exhibit 10.43 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.

10.24§

Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.

10.25§

Form of 2015 Retention Award Agreement, dated March 19, 2015 by and between US Foods, Inc. and each of Fareed Khan, Pietro Satriano and Keith Rohland, incorporated herein by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 11, 2015.

10.26§

Offer Letter, dated July 13, 2015, by and between Pietro Satriano and US Foods, Inc., incorporated herein by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed August 11, 2015.

10.27§

2016 US Foods Holding Corp. Omnibus Incentive Plan, including forms of award agreements, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

10.28

Termination Agreement, dated as of June 1, 2016, among US Foods Holding Corp., US Foods, Inc. and the CD&R entities signatory thereto, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

10.29

Termination Agreement, dated as of June 1, 2016, among US Foods Holding Corp., US Foods, Inc. and the KKR entities signatory thereto, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on June 1, 2016.

10.30§

US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37786) filed with the SEC on November 8, 2016.

10.31§

Omnibus Amendment to Outstanding Stock Option Agreements, incorporated herein by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37786) filed with the SEC on November 8, 2016.

10.33§

Offer Letter, dated January 26, 2017, by and between US Foods, Inc. and Dirk J. Locascio, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (File No. 001-37786) filed with the SEC on February 28, 2017.

10.34§

Form of Performance Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37786) filed with the SEC on August 9, 2017.

10.35§

Form of Amended and Restated Severance Agreement, dated January 3, 2018 by and between US Foods, Inc. and each of [Pietro Satriano, Dirk J. Locascio, Kristin M. Coleman, Ty Gent, Steven Guberman, Andrew Iacobucci, Jay A. Kvasnicka, David Rickard and Keith D. Rohland], incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37786) filed with the SEC on January 8, 2018.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

Exhibit No.	Description

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data file.

*	Filed herewith.
†	Furnished with this Report.
§	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US FOODS HOLDING CORP. (Registrant)

By:	/s/ PIETRO SATRIANO
Name:	Pietro Satriano
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PIETRO SATRIANO	Chairman and Chief Executive Officer and Director	February 27, 2018
Pietro Satriano	(Principal Executive Officer)

/s/ DIRK J. LOCASCIO	Chief Financial Officer	February 27, 2018
Dirk J. Locascio	(Principal Financial Officer and Principal Accounting Officer)

s/ COURT D. CARRUTHERS	Director	February 27, 2018
Court D. Carruthers

/s/ ROBERT DUTKOWSKY	Director	February 27, 2018
Robert Dutkowsky

/s/ JOHN A. LEDERER	Director	February 27, 2018
John A. Lederer

/s/ CARL ANDREW PFORZHEIMER	Director	February 27, 2018
Carl Andrew Pforzheimer

/s/ DAVID M. TEHLE	Director	February 27, 2018
David M. Tehle

/s/ ANN E. ZIEGLER	Director	February 27, 2018
Ann E. Ziegler