Form 10-Q
period 2018-03-31
US Foods Holding Corp.
filed 2018-05-08
CIK 1665918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

215,984,891 shares of common stock were outstanding as of April 27, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal,” or similar expressions. The statements are based on assumptions that we have made, based on our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

•cost inflation/deflation and commodity volatility;
•competition;
•reliance on third-party suppliers;
•interruption of product supply or increases in product costs;
•our substantial indebtedness and restrictions placed upon us under our debt agreements;
•potential interest rate increases;
•customer retention and changes in our relationships with group purchasing organizations;
•our ability to achieve increased sales to independent restaurants;
•successful consummation and integration of acquisitions;
•realization of the expected benefits from our cost savings initiatives;
•fuel shortages or volatility in fuel costs;
•industry and general economic factors affecting consumer confidence and buying and eating habits;
•product liability claims;
•our reputation in the industry;
•labor relations and continued access to qualified labor;
•pricing and cost structures;
•environmental, occupational health and safety, and food safety compliance;
•government laws and regulations and potential changes in existing laws or regulations;
•technology disruptions and our ability to implement new technologies;
•cybersecurity incidents;
•management of retirement benefits and pension liabilities;
•business disruptions caused by extreme weather conditions;
•litigation risk;
•adequate protection of our brand/trade names; and
•risks associated with intellectual property including potential infringement.

For a detailed discussion of these risks and uncertainties, see Part I, Item 1A— “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (the “2017 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”).

In light of these risks, uncertainties and other factors, the forward-looking statements in this Quarterly Report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us, or people acting on our behalf, are expressly qualified in their entirety by the cautionary statements above. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2018	December 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,286	$118,849
Accounts receivable, less allowances of $25,889 and $25,971	1,370,804	1,301,631
Vendor receivables, less allowances of $3,490 and $2,934	154,490	97,198
Inventories—net	1,207,080	1,207,830
Prepaid expenses	90,229	80,255
Assets held for sale	5,178	5,178
Other current assets	18,045	8,440
Total current assets	2,931,112	2,819,381
PROPERTY AND EQUIPMENT—Net	1,827,588	1,801,215
GOODWILL	3,967,322	3,966,565
OTHER INTANGIBLES—Net	353,751	363,618
DEFERRED TAX ASSETS	19,709	21,505
OTHER ASSETS	74,292	64,874
TOTAL ASSETS	$9,173,774	$9,037,158
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$175,032	$153,565
Accounts payable	1,542,624	1,289,349
Accrued expenses and other current liabilities	379,832	450,742
Current portion of long-term debt	120,737	109,226
Total current liabilities	2,218,225	2,002,882
LONG-TERM DEBT	3,509,757	3,648,055
DEFERRED TAX LIABILITIES	291,766	263,322
OTHER LONG-TERM LIABILITIES	308,139	371,536
Total liabilities	6,327,887	6,285,795
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—600,000 shares authorized; 215,942 and 214,963 issued and outstanding as of March 31, 2018 and December 30, 2017, respectively	2,159	2,150
Additional paid-in capital	2,739,009	2,721,454
Retained earnings	190,831	123,514
Accumulated other comprehensive loss	(86,112)	(95,755)
Total shareholders’ equity	2,845,887	2,751,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,173,774	$9,037,158

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except share and per share data)

	13-Weeks Ended
	March 31, 2018	April 1, 2017
NET SALES	$5,822,521	$5,788,425
COST OF GOODS SOLD	4,830,594	4,797,117
Gross profit	991,927	991,308
OPERATING EXPENSES:
Distribution, selling and administrative costs	887,881	913,591
Restructuring charges	1,552	1,873
Total operating expenses	889,433	915,464
OPERATING INCOME	102,494	75,844
OTHER INCOME—Net	(3,130)	(680)
INTEREST EXPENSE—Net	42,844	41,886
Income before income taxes	62,780	34,638
INCOME TAX (BENEFIT) PROVISION	(4,537)	7,822
NET INCOME	67,317	26,816
OTHER COMPREHENSIVE INCOME—Net of tax:
Changes in retirement benefit obligations	603	657
Unrecognized gain on interest rate swaps	9,040	—
COMPREHENSIVE INCOME	$76,960	$27,473
NET INCOME PER SHARE
Basic	$0.31	$0.12
Diluted	$0.31	$0.12
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	215,080,238	221,364,013
Diluted	217,212,222	226,323,410

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	13-Weeks Ended
	March 31, 2018	April 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,317	$26,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,403	107,758
Gain on disposal of property and equipment—net	(82)	(310)
Amortization of deferred financing costs	1,030	1,282
Deferred tax provision	26,922	12,280
Share-based compensation expense	7,066	3,342
Provision for doubtful accounts	2,997	4,745
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(134,803)	(192,731)
Decrease in inventories	750	35,714
Increase in prepaid expenses and other assets	(11,847)	(25,609)
Increase in accounts payable and bank checks outstanding	282,388	236,980
Decrease in accrued expenses and other liabilities	(131,559)	(88,665)
Net cash provided by operating activities	191,582	121,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(757)	(62,501)
Proceeds from sales of property and equipment	762	724
Purchases of property and equipment	(57,179)	(70,125)
Net cash used in investing activities	(57,174)	(131,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	863,503	578,459
Principal payments on debt and capital leases	(1,041,875)	(548,041)
Contingent consideration paid for business acquisitions	(500)	(5,000)
Payment for debt financing costs and fees	—	(426)
Proceeds from employee share purchase plan	3,819	3,328
Proceeds from exercise of stock options	7,454	7,018
Tax withholding payments for net share-settled equity awards	(269)	(3,966)
Common stock and share-based awards settled	(84)	(302)
Net cash (used in) provided by financing activities	(167,952)	31,070
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,544)	20,770
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	119,184	131,436
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$85,640	$152,206
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$32,852	$29,590
Income taxes paid (refunded)—net	902	(39)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	21,809	15,915
Capital lease additions	50,257	40,840
Cashless exercise of equity awards	377	7,149

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to herein as “we,” “our,” “us,” “the Company,” or “US Foods.” US Foods conducts all of its operations through its wholly owned subsidiary US Foods, Inc. and its subsidiaries (“USF”). All of the Company’s indebtedness, as further described in Note 11, Debt, is an obligation of USF. US Foods was previously controlled until December 2017 by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”), as discussed in Note 13, Related Party Transactions. KKR and CD&R are collectively referred to herein as the “Sponsors”.

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

Basis of Presentation—The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fourth quarter. Fiscal years 2018 and 2017 are 52-week fiscal years.

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2017 Annual Report.

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

Recently Adopted Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)

No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company’s only hedging activities are its interest rate swaps designated as cash flow hedges, which are highly effective. The Company prospectively adopted this guidance at the beginning of fiscal year 2018, with no impact to its financial position or results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This ASU should be applied prospectively to an award modified on or after the adoption date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance at the beginning of fiscal year 2018, with no impact to its financial position or results of operations, as the Company has not modified any share-based payment awards since adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the statement of comprehensive income separately from the service cost component and outside of operating income. Additionally, only the service cost component is eligible for capitalization, when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this update require retrospective presentation in the statement of comprehensive income. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The Company retrospectively adopted this guidance at the beginning of fiscal year 2018. For the 13-weeks ended April 1, 2017, $0.7 million of net periodic benefit credits, other than the service cost components, were reclassified to other income—net, in the Consolidated Statement of Comprehensive Income.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. The Company retrospectively adopted this standard at the beginning of fiscal year 2018, resulting in immaterial increases in the beginning and ending balances of cash, cash equivalents and restricted cash in the Company’s Consolidated Statement of Cash Flows for the 13-weeks ended April 1, 2017.

For the periods presented, cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2018	December 30, 2017
Cash and cash equivalents	$85,286	$118,849
Restricted cash−included in other assets	354	335
Total cash, cash equivalents and restricted cash	$85,640	$119,184

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to amend the guidance on the classification and measurement of financial instrument. ASU No. 2016-01 was further amended in February 2018 by ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income.  The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted the guidance in this ASU at the beginning of fiscal year 2018, with no impact to its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which has been introduced into the FASB’s Accounting Standards Codification (“ASC”) as Topic 606. Topic 606, as amended, replaces Topic 605, the previous revenue recognition guidance. The new standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improves guidance for multiple-element arrangements. The Company adopted this standard at the beginning of fiscal year 2018, with no significant impact to its financial position or results of operations, using the modified retrospective method. See Note 3, Revenue Recognition.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This ASU permits an entity to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. The FASB refers to these amounts as “stranded tax effects.” The amendments in this ASU also require certain disclosures about stranded tax effects. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently reviewing the provisions of the new standard.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward looking, expected loss model to estimate credit losses.  It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of the provisions of the new standard to materially affect its financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. Adoption of this guidance will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Upon adoption, we will recognize right-of-use assets and related lease liabilities on our Consolidated Balance Sheets, which will increase our total assets and total liabilities. The Company is in the process of gathering lease data, reviewing its lease portfolio, and completing an impacts assessment with respect to the adoption of the provisions of the new standard.

3.	REVENUE RECOGNITION

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services.  The Company adopted this standard at the beginning of fiscal year 2018, with no significant impact to its financial position or results of operations, using the modified retrospective method.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services.  To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.  For the Company, the contract is the approved sales order, which may also be supplemented by other agreements that formalize various terms and conditions with customers, including restaurant chains, government organizations or group purchase organizations.  The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligation in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer. For the Company, this includes the delivery of food and food-related products, which provide immediate benefit to the customer. While certain additional services may be identified within a contract, we have concluded that those services are individually immaterial in the context of the contract with the customer and therefore not assessed as performance obligations.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer, and is generally stated on the approved sales order. Variable consideration, which typically includes volume-based rebates or discounts, are estimated utilizing the most likely amount method.

4)	Allocate the transaction price to performance obligations in the contract

Since our contracts contain a single performance obligation, delivery of food and food-related products, the transaction price is allocated to that single performance obligation.

5)	Recognize Revenue when or as the Company satisfies a performance obligation

The Company recognizes revenue from the sale of food and food-related products when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Sales taxes invoiced to customers and remitted to governmental authorities are excluded from net sales. Shipping and handling costs are treated as fulfillment costs and presented in distribution, selling and administrative costs. The Company does not have any performance obligations, contract assets and liabilities or capitalized contract acquisition costs.

The following table presents the disaggregation of revenue according to sales mix for the Company’s principal product categories (in thousands):

	13-Weeks Ended
	March 31, 2018	April 1, 2017
Meats and seafood	$2,067,918	$2,032,186
Dry grocery products	1,042,259	1,056,385
Refrigerated and frozen grocery products	944,142	931,994
Dairy	609,506	606,776
Equipment, disposables and supplies	539,971	540,279
Beverage products	318,432	319,669
Produce	300,293	301,136
Net sales	$5,822,521	$5,788,425

4.	BUSINESS ACQUISITIONS

Acquisitions during fiscal year 2017 included three broadline and two specialty distributors for cash consideration of approximately $182 million.  There were no business acquisitions during the 13-weeks ended March 31, 2018.

Business acquisitions periodically provide for contingent consideration, including earnout agreements in the event certain operating results are achieved during a defined post-closing period. During the 13-weeks ended March 31, 2018, the Company paid approximately $0.5 million of contingent consideration for the first year of a two-year post-closing earnout period related to a 2016 business acquisition. As of March 31, 2018, aggregate contingent consideration outstanding for business acquisitions was approximately $6 million, including approximately $0.5 million for the estimated fair value of earnout liabilities.

The 2017 acquisitions, reflected in the Company’s consolidated financial statements commencing from the date of acquisition, did not materially affect the Company’s results of operations or financial position and, therefore, pro forma financial information has not been provided. The 2017 acquisitions were integrated into the Company’s foodservice distribution network and funded primarily with cash from operations.

The following table summarizes the purchase price allocations recognized for the 2017 acquisitions as follows (in thousands):

December 30, 2017
Accounts receivable	$17,108
Inventories	25,232
Other current assets	677
Property and equipment	29,492
Goodwill	58,528
Other intangible assets	72,050
Accounts payable	(7,986)
Accrued expenses and other current liabilities	(5,837)
Deferred income taxes	(7,277)
Cash paid for acquisitions	$181,987

5.	INVENTORIES

The Company’s inventories, consisting mainly of food and other food-related products, are primarily considered finished goods. Inventory costs include the purchase price of the product, freight charges to deliver it to the Company’s warehouses, and depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO, or date of acquisition in the case of a business acquisition, where applicable. At March 31, 2018 and December 30, 2017, the LIFO balance sheet reserves were $149 million and $130 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $19 million and $10 million for the 13-weeks ended March 31, 2018 and April 1, 2017, respectively.

6.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing facility dated as of August 27, 2012, as amended (the “2012 ABS Facility”), USF sells, on a revolving basis, its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders as defined by the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. Included in the Company’s accounts receivable balance as of March 31, 2018 and December 30, 2017 was $1,008 million and $964 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 11, Debt, for a further description of the 2012 ABS Facility.

7.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices. The Company had $5 million of assets held for sale at March 31, 2018 and December 30, 2017.

8.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related lease or the estimated useful lives of the assets. At March 31, 2018 and December 30, 2017, property and equipment-net included accumulated depreciation of $1,967 million and $1,926 million, respectively. Depreciation expense was $71 million and $69 million for the 13-weeks ended March 31, 2018 and April 1, 2017, respectively.

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

Customer relationships and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and noncompete agreements are amortized over the estimated useful lives (two to four years).  Amortization expense was $10 million and $39 million for the 13-weeks ended March 31, 2018 and April 1, 2017, respectively.

Goodwill and other intangibles, net, consisted of the following (in thousands):

	March 31, 2018	December 30, 2017
Goodwill	$3,967,322	$3,966,565
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$154,230	$154,230
Accumulated amortization	(55,842)	(46,203)
Net carrying value	98,388	108,027
Noncompete agreements—amortizable:
Gross carrying amount	3,950	3,950
Accumulated amortization	(1,387)	(1,159)
Net carrying value	2,563	2,791
Brand names and trademarks—not amortizing	252,800	252,800
Total Other intangibles—net	$353,751	$363,618

The 2018 increase in goodwill is attributable to a purchase price adjustment related to a 2017 business acquisition.

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

The Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$24,841	$—	$24,841
Liabilities
Contingent consideration payable for business acquisition	$—	$—	$500	$500

	December 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,100	$—	$—	$1,100
Interest rate swaps	$—	$12,717	—	12,717
	$1,100	$12,717	$—	$13,817
Liabilities
Contingent consideration payable for business acquisition	$—	$—	$1,000	$1,000

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

Derivative Financial Instruments

The Company uses interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements under its variable-rate Amended and Restated 2016 Term Loan (as defined in Note 11, Debt).

On August 1, 2017, USF entered into four-year interest rate swap agreements, as amended, with a notional amount of $1.1 billion, reducing to $825 million in the fourth year, effectively converting approximately half of the principal amount of the Amended and Restated 2016 Term Loan from a variable to a fixed rate loan. The Company effectively pays an aggregate rate of 4.21% on the notional amount covered by the interest rate swaps, comprised of 1.71% plus a spread of 2.50%.

The Company records its interest rate swaps in the Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. The following table presents the balance sheet location and fair value of the interest rate swaps at March 31, 2018 and December 30, 2017 (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2018	December 30, 2017
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$4,694	$430
Interest rate swaps	Other noncurrent assets	$20,147	$12,287
	Total	$24,841	$12,717

Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income.

The following table presents the effect of the Company’s interest rate swaps in the Consolidated Statement of Comprehensive Income for the 13-weeks ended March 31, 2018 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13-weeks ended March 31, 2018
Interest rate swaps	$8,814	Interest expense─net	$226

During the next twelve months, the Company estimates that $5 million will be reclassified from accumulated other comprehensive loss to income.

Credit Risk-Related Contingent Features−The interest swap agreements contain a provision whereby the Company could be declared in default on its hedging obligations if more than $75 million of the Company’s other indebtedness is accelerated. As of March 31, 2018, none of our indebtedness was accelerated.

We review counterparty credit risk and currently are not aware of any facts that indicate our counterparties will not be able to comply with the contractual terms of their agreements.

Contingent Consideration Payable for Business Acquisitions

As discussed in Note 4, Business Acquisitions, contingent consideration may be paid under an earnout agreement in the event certain operating results are achieved during a defined post-closing period. The amounts included in the above table, classified under Level 3 within the fair value hierarchy, represent the estimated fair value of the earnout liability for the respective periods. We estimate the fair value of earnout liabilities based on financial projections of the acquired companies and estimated probability of achievement. Changes in fair value resulting from changes in the estimated amount of contingent consideration are included in distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.

Other Fair Value Measurements

The carrying value of cash, accounts receivable, bank checks outstanding, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

The fair value of the Company’s total debt approximated $3.7 billion and $3.8 billion as of March 31, 2018 and December 30, 2017, respectively, as compared to its carrying value of $3.6 billion and $3.8 billion as of March 31, 2018 and December 30, 2017, respectively.  The March 31, 2018 and December 30, 2017 fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “2016 Senior Notes”), estimated at $0.6 billion, at the end of each period, was classified under Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

11.	DEBT

Total debt consisted of the following (in thousands):

		Interest Rate at
Debt Description	Maturity	March 31, 2018	March 31, 2018	December 30, 2017
ABL Facility	October 20, 2020	6.25%	$35,000	$80,000
2012 ABS Facility	September 21, 2020	2.80	470,000	580,000
Amended and Restated 2016 Term Loan (net of $9,508 and $9,963 of unamortized deferred financing costs)	June 27, 2023	4.38	2,151,992	2,157,037
2016 Senior Notes (net of $5,991 and $6,229 of unamortized deferred financing costs)	June 15, 2024	5.88	594,009	593,771
Obligations under capital leases	2018–2025	2.36 - 6.18	369,725	336,603
Other debt	2018–2031	5.75 - 9.00	9,768	9,870
Total debt			3,630,494	3,757,281
Current portion of long-term debt			(120,737)	(109,226)
Long-term debt			$3,509,757	$3,648,055

At March 31, 2018, after considering interest rate swaps, as described in Note 10, Fair Value Measurements, that fixed the interest rate on $1.1 billion of the principal amount of the Amended and Restated 2016 Term Loan, approximately 57% of the Company’s total debt was at a fixed rate and approximately 43% was at a floating rate.

Revolving Credit Agreement—The Amended and Restated ABL Credit Agreement, dated October 20, 2015, as amended, is USF’s asset backed senior secured revolving loan facility (the “ABL Facility”) and provides for loans of up to $1,300 million, with its capacity limited by a borrowing base.

As of March 31, 2018, USF had $35 million of outstanding borrowings, and had issued letters of credit totaling $411 million under the ABL Facility. Outstanding letters of credit included: (1) $79 million issued to secure USF’s obligations with respect to certain facility leases, (2) $329 million issued in favor of certain commercial insurers securing USF’s obligations with respect to its self-insurance program, and (3) $3 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $854 million at March 31, 2018. As of March 31, 2018, USF can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in the ABL Facility, or the London Inter Bank Offered Rate (“LIBOR”) plus applicable interest rate spreads as provided for in the agreement. The interest rate spreads are the lowest provided for in the agreement, based upon USF’s consolidated secured leverage ratio (as defined in the agreement).

Accounts Receivable Financing Program—Under the 2012 ABS Facility, USF sells, on a revolving basis, its eligible receivables to the Receivables Company. See Note 6, Accounts Receivable Financing Program.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $470 million at March 31, 2018. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $259 million at March 31, 2018 based on eligible receivables as collateral.

Amended and Restated 2016 Term Loan Agreement—The Amended and Restated 2016 Term Loan Credit Agreement, dated June 27, 2016, as amended (the “Amended and Restated 2016 Term Loan”), consists of a senior secured term loan under which USF can periodically elect to pay interest at ABR plus 1.50% or LIBOR plus 2.50%, with a LIBOR floor of zero. The interest rate spread on both ABR and LIBOR borrowings can be further reduced 25 basis points to either ABR plus 1.25% or LIBOR plus 2.25%, if USF’s consolidated secured leverage ratio (as defined in the Amended and Restated 2016 Term Loan) is equal to or less than 1.75:1.00 at the end of the most recent fiscal quarter. At March 31, 2018, USF’s consolidated secured leverage ratio exceeded 1.75:1.00. The table above reflects the March 31, 2018 interest rate on the unhedged portion of the principal amount of the Amended and Restated 2016 Term Loan. The interest rate on the $1.1 billion of the principal amount of the Amended and Restated 2016 Term Loan subject to hedging agreements is 4.21%.

Restrictive Covenants

The credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of March 31, 2018, USF had $790 million of restricted payment capacity under these covenants, and approximately $2,056 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

12.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the 13-weeks ended March 31, 2018 (in thousands):

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 30, 2017	$4,835	$500	$5,335
Current period charges	247	—	247
Change in estimate	1,293	—	1,293
Payments and usage—net of accretion	(2,434)	—	(2,434)
Balance at March 31, 2018	$3,941	$500	$4,441

The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs.

During the 13-weeks ended March 31, 2018, $2 million was recognized primarily for changes in estimates of prior year initiatives.

During the 13-weeks ended April 1, 2017, net costs of $2 million were recognized related to initiatives launched in late 2016 to centralize certain field procurement and replenishment activities, and reduced corporate and administrative costs.

13.	RELATED PARTY TRANSACTIONS

Based solely on information provided in its most recent public filing, as of December 31, 2017, FMR LLC held approximately 13% of the Company’s outstanding common stock. As reported by the Company’s administrative agent, as of March 31, 2018, investment funds managed by an affiliate of FMR LLC held approximately $42 million in principal amount of the Amended and Restated 2016 Term Loan.  Certain FMR LLC affiliates provide recordkeeping services for the Company’s 401(k) plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.

During fiscal year 2017, the Company completed four secondary offerings of its common stock held primarily by the Sponsors.  Following the completion of the final offering in December 2017, the Sponsors no longer hold any shares of the Company’s common stock.  The Company did not receive any proceeds from the offerings.  In accordance with terms of the previously-effective registration rights agreement with the Sponsors, the Company incurred approximately $4 million of expenses in connection with the offerings during fiscal year 2017, approximately $1 million of which was incurred during the 13-weeks ended April 1, 2017. Underwriting discounts and commissions were paid by the selling shareholders.

14.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees, and provides certain health care benefits to eligible retirees and their dependents. The components of net periodic benefit (credits) costs for pension and other postretirement benefits, for Company sponsored plans, are provided below (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Components of net periodic benefit (credits) costs
Service cost	$573	$506	$9	$10
Interest cost	8,781	10,138	59	72
Expected return on plan assets	(12,780)	(11,964)	—	—
Amortization of prior service cost	1	35	2	1
Amortization of net loss (gain)	846	1,051	(39)	(13)
Net periodic benefit (credits) costs	$(2,579)	$(234)	$31	$70

The service cost component of net periodic benefit (credits) costs is included in distribution, selling and administrative costs, while the other components of net periodic benefit (credits) costs are included in other income—net, respectively, in the Consolidated Statement of Comprehensive Income.

The Company contributed $10 million to its defined benefit and other postretirement plans during both 13-week periods ended March 31, 2018 and April 1, 2017. In April 2018, with an additional $25 million contribution, the Company completed substantially all of the 2018 planned contributions to its defined benefit and other postretirement plans.

The Company’s employees are eligible to participate in a Company sponsored defined contribution 401(k) plan that provides for Company matching on the participant’s contributions of up to 100% of the first 3% of participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. The Company’s 401(k) plan matching contributions were $13 million and $12 million for the 13-weeks ended March 31, 2018 and April 1, 2017, respectively.

The Company also contributes to numerous multiemployer pension plans under the terms of certain collective bargaining agreements that cover its union-represented employees. The Company does not administer these multiemployer pension plans. The Company’s contributions to these plans were $9 million during both 13-week periods ended March 31, 2018 and April 1, 2017.

15.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. Stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals are considered potentially dilutive securities.

The following table sets forth the computation of basic and diluted EPS:

	13-Weeks Ended
	March 31, 2018	April 1, 2017
Numerator (in thousands):
Net income	$67,317	$26,816
Denominator:
Weighted-average common shares outstanding	215,080,238	221,364,013
Dilutive effect of share-based awards	2,131,984	4,959,397
Weighted-average dilutive shares outstanding	217,212,222	226,323,410
Basic earnings per share	$0.31	$0.12
Diluted earnings per share	$0.31	$0.12

16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	13-Weeks Ended
	March 31, 2018	April 1, 2017
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance at beginning of period(1)	$(103,192)	$(119,363)
Reclassification adjustments:
Amortization of prior service cost(2) (3)	3	36
Amortization of net loss(2) (3)	807	1,038
Total before income tax	810	1,074
Income tax provision	207	417
Current period comprehensive income, net of tax	603	657
Balance at end of period(1)	$(102,589)	$(118,706)

Interest rate swaps:
Balance at beginning of period(1)	$7,437	$—
Change in fair value of interest rate swaps	11,847	—
Amounts reclassified to interest expense−net	303	—
Total before income tax	12,150	—
Income tax provision	3,110	—
Current period comprehensive income, net of tax	9,040	—
Balance at end of period(1)	$16,477	$—
Accumulated other comprehensive loss at end of period(1)	$(86,112)	$(118,706)
(1)	Amounts are presented net of tax.
(2)	Included in the computation of net periodic benefit costs. See Note 14, Retirement Plans, for additional information.
(3)	Included in other income—net in the Consolidated Statements of Comprehensive Income.

17.	INCOME TAXES

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

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018 and provided for bonus depreciation that allows for full expensing of qualified assets placed into service after September 27, 2017.  The Company’s accounting for the reduction of the corporate tax rate and bonus depreciation that allows for full expensing of qualified property is incomplete. However, the Company was able to determine a reasonable estimate of the impact of the corporate tax rate reduction and bonus depreciation that will allow for full expensing of qualified property. Consequently, the Company recorded a provisional decrease to deferred tax liabilities of $173 million with a corresponding adjustment to deferred income tax benefit of $173 million for the year ended December 30, 2017 related to the reduction of the corporate tax rate. Additionally, the Company recorded a provisional increase in net deferred tax liabilities of $4 million with a corresponding adjustment of $4 million to other long-term liabilities for the year ended December 30, 2017 related to bonus depreciation that allowed for full expensing of qualified property. The income tax effects for these positions require further analysis to prepare the accounting related to the income tax effects of the Tax Act in reasonable detail. No adjustment to the provisional estimates recorded for the year ended December 30, 2017 was recorded in the 13-weeks ended March 31, 2018. The accounting for these items is expected to be complete when the 2017 U.S. federal income tax return is filed in 2018.

The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 13-weeks ended March 31, 2018 and April 1, 2017 for purposes of determining its year-to-date tax provision.

The effective tax rate for the 13-weeks ended March 31, 2018 of (7)% varied from the 21% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $19 million, primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting and a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate for the 13-weeks ended April 1, 2017 of 23% varied from the 35% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation.

18.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business, and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of March 31, 2018, the Company had $790 million of purchase orders and purchase contract commitments, for products to be purchased in the remainder of fiscal year 2018, that were not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At March 31, 2018, the Company had diesel fuel forward purchase commitments totaling $17 million through June 2018. Additionally, as of March 31, 2018, the Company had electricity forward purchase commitments totaling $6 million through June 2021. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

Legal Proceedings — The Company and its subsidiaries are parties to a number of legal proceedings arising from the normal course of business. These legal proceedings, whether pending, threatened or unasserted, if decided adversely to or settled by the Company, may result in liabilities material to its financial position, results of operations, or cash flows. The Company recognized provisions with respect to the proceedings, where appropriate, in the Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

19.	BUSINESS INFORMATION

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto included in the 2017 Annual Report. This discussion of our results includes certain financial measures that are not required by, or presented in accordance with, GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed under “Non-GAAP Reconciliations” below.

Overview

The U.S. foodservice distribution industry is large, fragmented and growing, with total industry sales of approximately $290 billion in 2017 according to Technomic (January 2018), a third-party source for food and foodservice industry data, intelligence and commentary. With fiscal year 2017 net sales of $24 billion, we were the second largest foodservice distributor in the United States by annual sales, with a 2017 market share of approximately 8%.

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

Highlights and Initiatives

Our case volume in the 13-weeks ended March 31, 2018 decreased 2.3%. Select planned chain customer exits and a decline in education customer volume was partially offset by organic independent restaurant case growth and growth due to acquisitions. Net sales were slightly positive for the 13-weeks ended March 31, 2018. The decline in case volume was offset by net sales from acquisitions and year over year inflation, as a significant portion of our business is based on markups over cost. Our operating results in the 13-weeks ended March 31, 2018 were also negatively affected by adverse weather conditions experienced in many parts of the country.

Gross profit of $992 million in the 13-weeks ended March 31, 2018 was flat as compared to the prior year. As a percentage of net sales, gross profit was 17.0%, as compared to 17.1% the prior year.  The favorable rate impact from acquisitions and margin expansion initiatives was offset by higher inbound freight costs and the adverse impacts of the year over year LIFO reserve changes.

Total operating expenses decreased $26 million, or 2.8%, to $889 million in the 13-weeks ended March 31, 2018, primarily from lower amortization in 2018.

Outlook

Our outlook for fiscal year 2018, as set forth in the 2017 Annual Report, remains unchanged.  Our strategy includes continued focus on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Results of Operations

The following table presents selected historical results of operations for the periods indicated:

	13-Weeks Ended
	March 31, 2018	April 1, 2017
	(In millions)*

Consolidated Statements of Operations Data:
Net sales	$5,823	$5,788
Cost of goods sold	4,831	4,797
Gross profit	992	991
Operating expenses:
Distribution, selling and administrative costs	888	914
Restructuring charges	2	2
Total operating expenses	889	915
Operating income	102	76
Other income—net	(3)	(1)
Interest expense—net	43	42
Income before income taxes	63	35
Income (benefit) tax provision	(5)	8
Net income	$67	$27
Percentage of Net Sales:
Gross profit	17.0%	17.1%
Distribution, selling and administrative costs	15.2%	15.8%
Operating expenses	15.3%	15.8%
Operating income	1.8%	1.3%
Net income	1.2%	0.5%
Adjusted EBITDA(1)	3.8%	3.7%
Other Data:
Cash flows—operating activities	$192	$122
Cash flows—investing activities	(57)	(132)
Cash flows—financing activities	(168)	31
Capital expenditures	57	70
EBITDA(1)	187	184
Adjusted EBITDA(1)	224	215
Adjusted net income(1)	75	40
Free cash flow(2)	135	52
(*)	Amounts may not add due to rounding.
(1)

EBITDA is defined as net income, plus interest expense—net, income tax provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) restructuring charges and tangible asset impairments; 2) share-based compensation expense; 3) the non-cash impact of LIFO reserve adjustments; 4) business transformation costs; and 5) other gains, losses, or charges as specified in USF’s debt agreements. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items.

(2)       Free cash flow is defined as cash flows provided by operating activities less capital expenditures.

Non-GAAP Reconciliations

We provide EBITDA, Adjusted EBITDA, and Adjusted net income as supplemental measures to GAAP regarding our operational performance. These non-GAAP financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.  They should not be considered as alternatives to any measures derived in accordance with GAAP.

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

We use free cash flow as a supplemental measure of the liquidity of our operations. Free cash flow is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities. We believe that free cash flow is a useful financial metric to assess our ability to pursue business opportunities and investments.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted Net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13-Weeks Ended
	March 31, 2018	April 1, 2017
	(In millions)*
Net income	$67	$27
Interest expense—net	43	42
Income tax (benefit) provision	(5)	8
Depreciation and amortization expense	81	108
EBITDA	187	184
Adjustments:
Restructuring charges(1)	2	2
Share-based compensation expense(2)	7	3
LIFO reserve change(3)	19	10
Business transformation costs(4)	8	13
Other(5)	2	3
Adjusted EBITDA	224	215
Depreciation and amortization expense	(81)	(108)
Interest expense—net	(43)	(42)
Income tax provision, as adjusted(6)	(25)	(25)
Adjusted net income	$75	$40
Free cash flow
Cash flows from operating activities	$192	$122
Capital expenditures	(57)	(70)
Free cash flow	$135	$52

(*)	Amounts may not add due to rounding.
(1)	Consists primarily of severance and related costs and organizational realignment costs.
(2)	Share-based compensation expense for vesting of stock awards and share purchase plan.
(3)	Represents the non-cash impact of LIFO reserve adjustments.
(4)	Consists primarily of costs related to significant process and systems redesign across multiple functions.
(5)	Other includes gains, losses or charges as specified under our debt agreements.
(6)

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

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13-Weeks Ended
	March 31, 2018	April 1, 2017
	(In millions)*
GAAP income tax (benefit) provision	$(5)	$8
Tax impact of pre-tax income adjustments	9	11
Discrete tax items	21	6
Income tax provision, as adjusted	$25	$25

            (*) Amounts may not add due to rounding.

Comparison of Results

13-Weeks Ended March 31, 2018 and April 1, 2017

Highlights

•	Case volume decreased 2.3%. Independent restaurant case volume increased 4.3%.
•	Net sales increased $35 million, or 0.6%, to $5,823 million.
•	Operating income increased $26 million, or 34.2%, to $102 million. As a percentage of net sales, operating income increased to 1.8% in 2018, compared to 1.3% in 2017.
•	Net income was $67 million in 2018, compared to $27 million in 2017.
•	Adjusted EBITDA increased $9 million, or approximately 4.2%, to $224 million. As a percentage of net sales, Adjusted EBITDA increased to 3.8% in 2018, compared to 3.7% in 2017.

Net Sales

Total case volume declined 2.3% in 2018. The decrease reflected select planned chain customer exits and a decline in education customer volume, partially offset by growth with independent restaurants.  Organic case volume decreased 3.2%, reflecting similar customer trends. Case volume during the 13-weeks ended March 31, 2018 was also negatively affected by adverse weather conditions experienced in many parts of the country.

Net sales increased $35 million, or 0.6%, to $5,823 million in 2018, comprised of a 2.9%, or $165 million, increase in the overall net sales rate per case, partially offset by a 2.3%, or $130 million decrease in case volume.  Acquisitions increased net sales by approximately $85 million, or 1.4%.  Sales of private brands represented approximately 34% and 33% of total net sales in 2018 and 2017, respectively.

The overall net sales rate per case increase of 2.9%, compared to 2017, is mostly comprised of inflation. We experienced year over year inflation in the beef, grocery, produce and dairy product categories, which benefitted net sales, as a significant portion of our business is based on markups over product cost.

Gross Profit

Gross profit increased $1 million to $992 million in 2018. As a percentage of net sales, gross profit decreased 0.1% from 17.1% in 2017 to 17.0% in 2018. The favorable rate impact from acquisitions and margin expansion initiatives was offset by higher inbound freight costs, and the adverse impact of year over year LIFO adjustments. Our LIFO method of inventory costing resulted in $19 million of expense in 2018 compared to expense of $10 million in 2017 driven by higher product inflation in 2018 compared to 2017. Inventory product categories that experienced cost inflation in 2018 included beef, grocery, produce and dairy.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs decreased $26 million, or 2.8%, to $888 million in 2018.  The decrease is primarily from a $27 million reduction in amortization driven by the completed amortization of the customer relationship intangible asset initially recognized in 2007, upon acquisition of the Company by the Sponsors.

As a percentage of net sales, distribution, selling and administrative costs decreased 0.6% to 15.2% in 2018 compared to 15.8% in 2017.  This decrease was primarily attributable to the decrease in amortization expenses discussed above.  We also experienced improvement in the rate of distribution, selling and administrative costs as a percent of net sales due to net sales inflation experienced during 2018.

Restructuring Charges

Restructuring charges were $2 million in both 2018 and 2017. During the 13-weeks ended March 31, 2018, $2 million was recognized primarily for changes in estimates of prior year initiatives.

During the 13-weeks ended April 1, 2017, net costs of $2 million were recognized related to initiatives launched in late 2016 to centralize certain field procurement and replenishment activities, and reduced corporate and administrative costs.

Operating Expenses

Operating expenses, comprised of distribution, selling and administrative costs and restructuring charges, decreased $26 million, or  2.8%, to $889 million. Operating expenses as a percentage of net sales were 15.3% in 2018, down from 15.8% in 2017. The change was primarily due to the factors discussed in the relevant sections above.

Operating Income

Operating income increased $26 million, or 34.2%, to $102 million in 2018. Operating income as a percent of net sales was 1.8% in 2018, up from 1.3% in 2017. The change was primarily due to the factors discussed in the relevant sections above.

Other Income—Net

Other income—net includes components of net periodic benefit (credits) costs, exclusive of the service cost component associated with our defined benefit retirement plans. Other income—net increased $2 million to $3 million in 2018, primarily due to the improved funded status of our defined benefit retirement plans as of December 30, 2017, as compared to the prior year.

Interest Expense—Net

Interest expense—net increased $1 million, primarily due to the general increase in benchmark interest rates in 2018 compared to 2017, and the resulting effect on our variable rate borrowings, offset by lower debt levels.

Income Tax Provision

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits, and the change in relative income in each jurisdiction.

On December 22, 2017 the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to (1) a reduction of the U.S. federal corporate tax rate; and (2) bonus depreciation that permits full expensing of qualified property. The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018.

The effective tax rate for the 13-weeks ended March 31, 2018 of (7)% varied from the 21% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $19 million, primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting and a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation. The effective tax rate for the 13-weeks ended April 1, 2017 of 23% varied from the 35% federal statutory rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation.

Net Income

Our net income was $67 million in 2018 as compared to $27 million in 2017. The improvement in net income was primarily due to the relevant factors discussed above.

Liquidity and Capital Resources

Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements. Terms used but not defined in this discussion are defined in the detailed description of our indebtedness in Note 11, Debt to our consolidated financial statements.

Indebtedness

As of March 31, 2018, the aggregate carrying value of our indebtedness was $3,630 million, net of $16 million of unamortized deferred financing costs.

As of March 31, 2018, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $1,184 million, of which $1,113 million was available based on our borrowing base, all of which is secured.

As of March 31, 2018, we had outstanding borrowings of $35 million and had issued letters of credit totaling $411 million under the ABL Facility. There was available capacity on the ABL Facility of $854 million at March 31, 2018, based on the borrowing base calculation.

Borrowings under the 2012 ABS Facility were $470 million at March 31, 2018. At our option, we can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $259 million at March 31, 2018, based on the borrowing base calculation.

The Amended and Restated 2016 Term Loan had a carrying value of $2,152 million as of March 31, 2018, net of $10 million of unamortized deferred financing costs.

As of March 31, 2018, our 2016 Senior Notes had a carrying value of $594 million, net of $6 million of unamortized deferred financing costs. We also had $370 million of obligations under capital leases for transportation equipment and building leases.  Other debt of $10 million at March 31, 2018 consists primarily of various state industrial revenue bonds.

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

As of March 31, 2018, USF had $790 million of restricted payment capacity under our credit facilities, and approximately $2,056 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation. As of March 31, 2018, we were in compliance with all of our debt covenants.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	13-Weeks Ended
	March 31, 2018	April 1, 2017
	(In millions)*
Net income	$67	$27
Changes in operating assets and liabilities, net of business acquisitions	5	(34)
Other adjustments	119	129
Net cash provided by operating activities	192	122
Net cash used in investing activities	(57)	(132)
Net cash (used in) provided by financing activities	(168)	31
Net (decrease) increase in cash and cash equivalents	(34)	21
Cash, cash equivalents and restricted cash−beginning of period	119	131
Cash, cash equivalents and restricted cash−end of period	$86	$152

             (*) Amounts may not add due to rounding.

Operating Activities

Cash flows provided by operating activities increased $70 million to $192 for the 13-weeks ended March 31, 2018. The year over year increase is primarily driven by increased earnings and improved working capital management.

Investing Activities

Cash flows used in investing activities in the13-weeks ended March 31, 2018 included cash spending of $57 million on property and equipment for fleet replacement, investments in information technology, as well as new construction and/or expansion of distribution facilities. The 2018 decrease in cash spending was primarily due to the timing of projects in fiscal year 2018 and payments in fiscal year 2017 for assets acquired at the end of 2016.

During the 13-weeks ended April 1, 2017, business acquisitions included a broadline distributor and a specialty distributor for total cash consideration of approximately $62 million. Approximately $70 million of purchases were made for property and equipment.

We expect total capital additions in 2018 to be between $330 million and $340 million, inclusive of approximately $80 million in fleet capital leases. We expect to fund our capital expenditures with available cash or cash generated from operations.

Financing Activities

Cash flows used in financing activities of $168 million in the 13-weeks ended March 31, 2018 included $155 million of net payments on our revolving credit facilities, and $23 million of scheduled payments on non-revolving debt and capital leases. Financing activities in 13-weeks ended March 31, 2018 also included $7 million and $3 million of proceeds from the exercise of employee stock options and share purchases under our employee stock purchase plan, respectively.

Cash flows provided by financing activities of $31 million in the 13-weeks ended April 1, 2017 included $50 million of net borrowings on our working capital credit facilities, partially offset by $19 million of scheduled payments on non-revolving debt and capital leases.

Retirement Plans

We have a qualified retirement plan and a nonqualified retirement plan that pay benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement health and welfare plans that provide benefits for eligible retirees and their dependents. We contributed $10 million to our defined benefit and other postretirement plans during both 13-week periods ended March 31, 2018 and April 1, 2017. In April 2018, with an additional $25 million contribution, we completed substantially all of the 2018 planned contributions to our defined benefit and other postretirement plans.

Certain employees are eligible to participate in USF’s defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may match participant contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum matching contribution of 4%. Our 401(k) matching contributions were $13 million and $12 million for the 13-weeks ended March 31, 2018 and April 1, 2017, respectively.

We also contribute to various multiemployer pension plans under certain collective bargaining agreements. Our contributions to these plans were $9 million during both 13-week periods ended March 31, 2018 and April 1, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, $79 million in letters of credit have been issued to secure our obligations with respect to certain facility leases. Additionally, $329 million in letters of credit had been issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $3 million in letters of credit have been issued for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, of the 2017 Annual Report for our contractual cash obligations as of December 30, 2017. There have been no material changes to our specified contractual obligations through March 31, 2018.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7, of the 2017 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 13-weeks ended March 31, 2018.

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

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. As of March 31, 2018, after considering interest rate swaps that fixed the interest rate on $1.1 billion of principal of our variable rate term loan, approximately 43% of our debt bears interest at floating rates, based on LIBOR or ABR, as defined in our credit agreements. A 1% change in LIBOR and ABR would cause the interest expense on our floating rate debt to change by approximately $16 million per year (see Note 11, Debt, to our consolidated financial statements).

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 31, 2018, we had diesel fuel forward purchase commitments totaling $17 million through June 2018. These locked in approximately 56% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $2 million in additional fuel cost on such uncommitted volumes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to Company management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 18, Commitments and Contingencies in our consolidated financial   statements contained in Part I, Item 1 of this Quarterly Report.

In addition, on November 9, 2017, we were notified by the U.S. Environment Protection Agency (the “EPA”) that potential violations of the Section 112(r)(7) Risk Management Program regulation found at 40 CFR Part 68 were allegedly committed at our Fairburn, GA facility. On December 6, 2017, we notified the EPA of our intent to settle the alleged potential violations and pay a final penalty of $107,961. We executed a Consent Agreement and Final Order on March 23, 2018 and paid the final penalty on April 23, 2018.

Item 1A.	Risk Factors

There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A, of the 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 7, 2018).

3.2*	Third Amended and Restated Bylaws of the Registrant.

10.1§	Form of Amended and Restated Executive Severance Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 8, 2018).

10.2§

US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2018).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date: May 8, 2018	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date: May 8, 2018	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer