Form 10-Q
period 2018-06-30
US Foods Holding Corp.
filed 2018-08-01
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
217,012,968 shares of common stock were outstanding as of July 27, 2018.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal,” or similar expressions. The statements are based on assumptions that we have made, based on our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

• cost inflation/deflation and commodity volatility;
• competition;
• reliance on third-party suppliers;
• interruption of product supply or increases in product costs;
• our substantial indebtedness and restrictions placed upon us under our debt agreements;
• potential interest rate increases;
• customer retention and changes in our relationships with group purchasing organizations;
• our ability to achieve increased sales to independent restaurants;
• successful consummation and integration of acquisitions;
• realization of the expected benefits from our cost savings initiatives;
• fuel shortages or volatility in fuel costs;
• industry and general economic factors affecting consumer confidence and buying habits;
• changes in consumer eating habits and preferences;
• product liability claims;
• our reputation in the industry;
• labor relations and continued access to qualified labor;
• pricing and cost structures;
• environmental, occupational health and safety, and food safety compliance;
• government laws and regulations and potential changes in existing laws or regulations;
• technology disruptions and our ability to implement new technologies;
• cybersecurity incidents;
• management of retirement benefits and pension liabilities;
• business disruptions caused by extreme weather conditions;
• litigation risk;
• adequate protection of our brand/trade names; and
• risks associated with intellectual property including potential infringement.
For a detailed discussion of these risks and uncertainties, see Part I, Item 1A— “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (the “2017 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”).
In light of these risks, uncertainties, assumptions and other factors, the forward-looking statements in this Quarterly Report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us, or people acting on our behalf, are expressly qualified in their entirety by the cautionary statements above. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2018	December 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,203	$118,849
Accounts receivable, less allowances of $26,600 and $25,971	1,338,894	1,301,631
Vendor receivables, less allowances of $2,851 and $2,934	141,359	97,198
Inventories—net	1,208,250	1,207,830
Prepaid expenses	95,885	80,255
Assets held for sale	5,178	5,178
Other current assets	23,180	8,440
Total current assets	2,912,949	2,819,381
PROPERTY AND EQUIPMENT—Net	1,822,597	1,801,215
GOODWILL	3,966,863	3,966,565
OTHER INTANGIBLES—Net	343,884	363,618
DEFERRED TAX ASSETS	11,787	21,505
OTHER ASSETS	77,175	64,874
TOTAL ASSETS	$9,135,255	$9,037,158
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$147,220	$153,565
Accounts payable	1,454,172	1,289,349
Accrued expenses and other current liabilities	397,015	450,742
Current portion of long-term debt	101,458	109,226
Total current liabilities	2,099,865	2,002,882
LONG-TERM DEBT	3,497,847	3,648,055
DEFERRED TAX LIABILITIES	305,213	263,322
OTHER LONG-TERM LIABILITIES	212,358	371,536
Total liabilities	6,115,283	6,285,795
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—600,000 shares authorized; 216,982 and 214,963 issued and outstanding as of June 30, 2018 and December 30, 2017, respectively	2,170	2,150
Additional paid-in capital	2,758,675	2,721,454
Retained earnings	316,364	123,514
Accumulated other comprehensive loss	(57,237)	(95,755)
Total shareholders’ equity	3,019,972	2,751,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,135,255	$9,037,158

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except share and per share data)

	13-Weeks Ended		26-Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
NET SALES	$6,158,491	$6,158,654	$11,981,012	$11,947,079
COST OF GOODS SOLD	5,044,638	5,104,605	9,875,232	9,901,722
Gross profit	1,113,853	1,054,049	2,105,780	2,045,357
OPERATING EXPENSES:
Distribution, selling and administrative costs	908,881	926,451	1,796,762	1,840,042
Restructuring (benefit) charges	(387)	704	1,165	2,577
Total operating expenses	908,494	927,155	1,797,927	1,842,619
OPERATING INCOME	205,359	126,894	307,853	202,738
OTHER (INCOME) EXPENSE—Net	(3,145)	1,320	(6,275)	640
INTEREST EXPENSE—Net	48,001	41,003	90,845	82,889
Income before income taxes	160,503	84,571	223,283	119,209
INCOME TAX PROVISION	34,970	19,113	30,433	26,935
NET INCOME	125,533	65,458	192,850	92,274
OTHER COMPREHENSIVE INCOME—Net of tax:
Changes in retirement benefit obligations	25,231	1,880	25,834	2,537
Unrecognized gain on interest rate swaps	3,644	—	12,684	—
COMPREHENSIVE INCOME	$154,408	$67,338	$231,368	$94,811
NET INCOME PER SHARE
Basic	$0.58	$0.29	$0.90	$0.42
Diluted	$0.58	$0.29	$0.89	$0.41
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	215,827,074	222,754,030	215,453,656	222,059,022
Diluted	217,770,313	226,791,449	217,491,267	226,557,430
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
	26-Weeks Ended
	June 30, 2018	July 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,850	$92,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,420	213,792
Gain on disposal of property and equipment—net	(891)	(221)
Amortization and write-off of deferred financing costs	4,710	2,358
Deferred tax provision	38,356	18,075
Share-based compensation expense	17,324	8,553
Provision for doubtful accounts	9,078	8,975
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(98,191)	(188,565)
(Increase) decrease in inventories	(420)	4,179
Increase in prepaid expenses and other assets	(18,663)	(20,634)
Increase in accounts payable and bank checks outstanding	174,579	276,493
Decrease in accrued expenses and other liabilities	(173,498)	(46,807)
Net cash provided by operating activities	310,654	368,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(299)	(134,808)
Proceeds from sales of property and equipment	2,124	1,679
Purchases of property and equipment	(117,396)	(107,967)
Proceeds from redemption of industrial revenue bonds	—	22,139
Net cash used in investing activities	(115,571)	(218,957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	2,151,107	1,117,267
Principal payments on debt and capital leases	(2,382,384)	(1,212,792)
Redemption of industrial revenue bonds	—	(22,139)
Contingent consideration paid for business acquisitions	(1,560)	(5,000)
Payment for debt financing costs and fees	(823)	(426)
Proceeds from employee share purchase plan	10,116	7,729
Proceeds from exercise of stock options	15,605	10,944
Tax withholding payments for net share-settled equity awards	(5,646)	(25,693)
Common stock and share-based awards settled	(133)	(497)
Net cash used in financing activities	(213,718)	(130,607)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,635)	18,908
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	119,184	131,436
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$100,549	$150,344
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$87,701	$79,135
Income taxes paid—net	41,530	2,862
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	13,375	17,405
Capital lease additions	68,163	60,730
Cashless exercise of equity awards	1,221	25,535
Contingent consideration payable for business acquisitions	—	4,200
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables in thousands, except share and per share data, unless otherwise noted)
1. OVERVIEW AND BASIS OF PRESENTATION
US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to herein as “we,” “our,” “us,” “the Company,” or “US Foods.” US Foods conducts all of its operations through its wholly owned subsidiary US Foods, Inc. and its subsidiaries (“USF”). All of the Company’s indebtedness, as further described in Note 11, Debt, is an obligation of USF. US Foods was previously controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”), as discussed in Note 13, Related Party Transactions. KKR and CD&R, collectively referred to herein as the “Sponsors,” completed the sale of their shares during 2017.
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
Recently Adopted Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company’s only hedging activities are its interest rate swaps designated as cash flow hedges, which are highly effective. As discussed in Note 18, Commitments and Contingencies, the Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception. The Company prospectively adopted this guidance at the beginning of fiscal year 2018, with no impact to its financial position or results of operations.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the statement of comprehensive income separately from the service cost component and outside of operating income. Additionally, only the service cost component is eligible for capitalization, when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this update require retrospective presentation in the statement of comprehensive income. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company retrospectively adopted this guidance at the beginning of fiscal year 2018. For the 13-weeks and 26-weeks ended July 1, 2017, $1.3 million and $0.6 million, respectively, of net periodic benefit costs, other than the service cost components, were reclassified to other income (expense)—net, in the Consolidated Statement of Comprehensive Income.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. The Company retrospectively adopted this standard at the beginning of fiscal year 2018, resulting in immaterial increases in the beginning and ending balances of cash, cash equivalents and restricted cash in the Company’s Consolidated Statement of Cash Flows for the 26-weeks ended July 1, 2017.
For the periods presented, cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2018	December 30, 2017
Cash and cash equivalents	$100,203	$118,849
Restricted cash included in other assets	346	335
Total cash, cash equivalents and restricted cash	$100,549	$119,184

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

5)	Recognize Revenue when or as the Company satisfies a performance obligation
The Company recognizes revenue from the sale of food and food-related products when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Sales taxes invoiced to customers and remitted to governmental authorities are excluded from net sales. Shipping and handling costs are treated as fulfillment costs and presented in distribution, selling and administrative costs. The Company does not have any material outstanding performance obligations, contract assets and liabilities or capitalized contract acquisition costs.
The following table presents the disaggregation of revenue according to sales mix for the Company’s principal product categories:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Meats and seafood	$2,217,977	$2,255,136	$4,285,895	$4,287,322
Dry grocery products	1,068,936	1,069,624	2,111,195	2,126,009
Refrigerated and frozen grocery products	972,816	942,658	1,916,958	1,874,652
Dairy	650,104	636,038	1,259,610	1,242,814
Equipment, disposables and supplies	587,750	571,757	1,127,721	1,112,036
Beverage products	335,686	331,438	654,118	651,107
Produce	325,222	352,003	625,515	653,139
Net sales	$6,158,491	$6,158,654	$11,981,012	$11,947,079

4.	BUSINESS ACQUISITIONS
Acquisitions during fiscal year 2017 included three broadline and two specialty distributors for cash consideration of approximately $182 million. There were no business acquisitions during the 26-weeks ended June 30, 2018.
Business acquisitions periodically provide for contingent consideration, including earnout agreements in the event certain operating results are achieved during a defined post-closing period. During the 26-weeks ended June 30, 2018, the Company paid approximately $0.5 million of contingent consideration for the first year of a two-year post-closing earnout period related to a 2016 business acquisition. As of June 30, 2018, potential aggregate contingent consideration outstanding for business acquisitions was approximately $5 million, including approximately $0.5 million for the estimated fair value of earnout liabilities.
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
The following table summarizes the purchase price allocations recognized for the 2017 acquisitions as follows:

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
The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO, or date of acquisition in the case of a business acquisition, where applicable. At June 30, 2018 and December 30, 2017, the LIFO balance sheet reserves were $138 million and $130 million, respectively. As a result of changes in LIFO reserves, cost of goods sold decreased $11 million and increased $30 million for the 13-weeks ended June 30, 2018 and July 1, 2017, respectively, and increased $8 million and $40 million for the 26-weeks ended June 30, 2018 and July 1, 2017, respectively.

6.	ACCOUNTS RECEIVABLE FINANCING PROGRAM
Under its accounts receivable financing facility dated as of August 27, 2012, as amended (the “2012 ABS Facility”), USF sells, on a revolving basis, its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders as defined by the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. Included in the Company’s accounts receivable balance as of June 30, 2018 and December 30, 2017 was $996 million and $964 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 11, Debt, for a further description of the 2012 ABS Facility.

7.	ASSETS HELD FOR SALE
The Company classifies its closed facilities as assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices. The Company had $5 million of assets held for sale at June 30, 2018 and December 30, 2017.

8.	PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related lease or the estimated useful lives of the assets. At June 30, 2018 and December 30, 2017, property and equipment-net included accumulated depreciation of $2,021 million and $1,926 million, respectively. Depreciation expense was $74 million and $70 million for the 13-weeks ended June 30, 2018 and July 1, 2017, respectively, and $145 million and $139 million for the 26-weeks ended June 30, 2018 and July 1, 2017, respectively.

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
Customer relationships and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and noncompete agreements are amortized over the estimated useful lives (two to four years). Amortization expense was $10 million and $36 million for the 13-weeks ended June 30, 2018 and July 1, 2017, respectively, and $20 million and $75 million for the 26-weeks ended June 30, 2018 and July 1, 2017, respectively.

Goodwill and other intangibles, net, consisted of the following:

	June 30, 2018	December 30, 2017
Goodwill	$3,966,863	$3,966,565
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$154,230	$154,230
Accumulated amortization	(65,482)	(46,203)
Net carrying value	88,748	108,027
Noncompete agreements—amortizable:
Gross carrying amount	3,950	3,950
Accumulated amortization	(1,614)	(1,159)
Net carrying value	2,336	2,791
Brand names and trademarks—not amortizing	252,800	252,800
Total Other intangibles—net	$343,884	$363,618

The 2018 increase in goodwill is attributable to net purchase price adjustments related to 2017 business acquisitions.
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

The Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$100	$—	$—	$100
Interest rate swaps	—	29,695	—	29,695
	$100	$29,695	$—	$29,795
Liabilities
Contingent consideration payable for business acquisition	$—	$—	$500	$500

	December 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,100	$—	$—	$1,100
Interest rate swaps	—	12,717	—	12,717
	$1,100	$12,717	$—	$13,817
Liabilities
Contingent consideration payable for business acquisition	$—	$—	$1,000	$1,000
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
On August 1, 2017, USF entered into four-year interest rate swap agreements, as amended, with a notional amount of $1.1 billion, reducing to $825 million in the fourth year, effectively converting approximately half of the principal amount of the Amended and Restated 2016 Term Loan from a variable to a fixed rate loan. After giving effect to the June 22, 2018 amendment to the Amended and Restated 2016 Term Loan, the Company now effectively pays an aggregate rate of 3.71% on the notional amount covered by the interest rate swaps, comprised of 1.71% plus a spread of 2.00% (see Note 11, Debt).
The Company records its interest rate swaps in the Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. The following table presents the balance sheet location and fair value of the interest rate swaps at June 30, 2018 and December 30, 2017:

		Fair Value
	Balance Sheet Location	June 30, 2018	December 30, 2017
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$7,480	$430
Interest rate swaps	Other noncurrent assets	$22,215	$12,287
	Total	$29,695	$12,717
Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income.

The following table presents the effect of the Company’s interest rate swaps in the Consolidated Statement of Comprehensive Income for the 13-weeks and 26-weeks ended June 30, 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13-weeks ended June 30, 2018
Interest rate swaps	$4,063	Interest expense—net	$(419)
For the 26-weeks ended June 30, 2018
Interest rate swaps	$12,877	Interest expense—net	$(193)
During the next twelve months, the Company estimates that $7 million will be reclassified from accumulated other comprehensive loss to income.
Credit Risk-Related Contingent Features—The interest swap agreements contain a provision whereby the Company could be declared in default on its hedging obligations if more than $75 million of the Company’s other indebtedness is accelerated. As of June 30, 2018, none of our indebtedness was accelerated.
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
The fair value of the Company’s total debt, $3.6 billion and $3.8 billion as of June 30, 2018 and December 30, 2017, respectively, approximated its carrying value at the end of each period. The June 30, 2018 and December 30, 2017 fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “2016 Senior Notes”), estimated at $0.6 billion, at the end of each period, was classified under Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

11.	DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate at June 30, 2018	June 30, 2018	December 30, 2017
ABL Facility	October 20, 2020	6.50%	$26,000	$80,000
2012 ABS Facility	September 21, 2020	3.09	470,000	580,000
Amended and Restated 2016 Term Loan (net of $6,605 and $9,963 of unamortized deferred financing costs)	June 27, 2023	4.09	2,149,395	2,157,037
2016 Senior Notes (net of $5,752 and $6,229 of unamortized deferred financing costs)	June 15, 2024	5.88	594,248	593,771
Obligations under capital leases	2018–2025	2.36 - 6.18	350,289	336,603
Other debt	2018–2031	5.75 - 9.00	9,373	9,870
Total debt			3,599,305	3,757,281
Current portion of long-term debt			(101,458)	(109,226)
Long-term debt			$3,497,847	$3,648,055
At June 30, 2018, after considering interest rate swaps, as described in Note 10, Fair Value Measurements, that fixed the interest rate on $1.1 billion of the principal amount of the Amended and Restated 2016 Term Loan, approximately 57% of the Company’s total debt was at a fixed rate and approximately 43% was at a floating rate.
Revolving Credit Agreement—The Amended and Restated ABL Credit Agreement, dated October 20, 2015, as amended, is USF’s asset backed senior secured revolving loan facility (the “ABL Facility”) and provides for loans of up to $1,300 million, with its capacity limited by a borrowing base.
As of June 30, 2018, USF had $26 million of outstanding borrowings, and had issued letters of credit totaling $374 million under the ABL Facility. Outstanding letters of credit included: (1) $78 million issued to secure USF’s obligations with respect to certain facility leases, (2) $295 million issued in favor of certain commercial insurers securing USF’s obligations with respect to its self-insurance program, and (3) $1 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $900 million at June 30, 2018. As of June 30, 2018, USF can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in the ABL Facility, or the London Inter Bank Offered Rate (“LIBOR”) plus applicable interest rate spreads as provided for in the agreement. The interest rate spreads are the lowest provided for in the agreement, based upon USF’s consolidated secured leverage ratio (as defined in the agreement).
Accounts Receivable Financing Program—Under the 2012 ABS Facility, USF sells, on a revolving basis, its eligible receivables to the Receivables Company. See Note 6, Accounts Receivable Financing Program.
The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $470 million at June 30, 2018. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $254 million at June 30, 2018 based on eligible receivables as collateral.
Amended and Restated 2016 Term Loan Agreement—The Amended and Restated 2016 Term Loan Credit Agreement, dated June 27, 2016 (as amended, the “Amended and Restated 2016 Term Loan”) provides USF with a $2.1 billion senior secured term loan facility. On June 22, 2018, the Amended and Restated 2016 Term Loan was further amended to lower the interest rate margins under the term loan facility to 2.00% for LIBOR borrowings and 1.00% for ABR borrowings. The table above reflects the June 30, 2018 interest rate on the unhedged portion of the term loan facility. With respect to the portion of the term loan facility subject to interest rate hedging agreements ($1.1 billion as of June 30, 2018), the June 22, 2018 amendment reduced the effective interest rate to 3.71%.
In connection  with the June 22, 2018 amendment of the term loan facility, under accounting guidance, the Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $0.5 million of third-party costs, and a write-off of $2.6 million of unamortized deferred financing costs, related to the June 22, 2018 amendment, in interest expense. Unamortized deferred financing costs of $7 million at June 30, 2018 were carried forward and will be amortized through June 27, 2023, the maturity date of the term loan facility.

Restrictive Covenants
USF’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of June 30, 2018, USF had $859 million of restricted payment capacity under these covenants, and approximately $2,161 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

12.	RESTRUCTURING LIABILITIES
The following table summarizes the changes in the restructuring liabilities for the 26-weeks ended June 30, 2018:

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 30, 2017	$4,835	$500	$5,335
Current period charges	1,165	—	1,165
Payments and usage—net of accretion	(3,873)	—	(3,873)
Balance at June 30, 2018	$2,127	$500	$2,627

The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs.
During the 26-weeks ended June 30, 2018, $1 million was recognized primarily for changes in estimates of prior year initiatives.
During the 26-weeks ended July 1, 2017, the Company incurred a net charge of $3 million for severance and related costs associated with its efforts to streamline its corporate back office organization and centralize replenishment activities.

13.	RELATED PARTY TRANSACTIONS
Based solely on the most recent information available to the Company, FMR LLC held approximately 9% of the Company’s outstanding common stock. As reported by the Company’s administrative agent, as of June 30, 2018, investment funds managed by an affiliate of FMR LLC held approximately $41 million in principal amount of the Amended and Restated 2016 Term Loan. Certain FMR LLC affiliates provide recordkeeping services for the Company’s 401(k) plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
During fiscal year 2017, the Company completed four secondary offerings of its common stock held primarily by the Sponsors. Following the completion of the final offering in December 2017, the Sponsors no longer hold any shares of the Company’s common stock. The Company did not receive any proceeds from the offerings. In accordance with terms of the previously effective registration rights agreement with the Sponsors, the Company incurred approximately $4 million of expenses in connection with the offerings during fiscal year 2017, approximately $2 million of which was incurred during the 26-weeks ended July 1, 2017. Underwriting discounts and commissions were paid by the selling shareholders.

14.	RETIREMENT PLANS
The Company has defined benefit and defined contribution retirement plans for its employees, and provides certain health care benefits to eligible retirees and their dependents. The components of net periodic benefit (credits) costs for pension and other postretirement benefits, for Company sponsored plans, are provided below:

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Components of net periodic benefit (credits) costs
Service cost	$561	506	$8	$9
Interest cost	8,881	10,139	59	72
Expected return on plan assets	(12,818)	(11,964)	—	—
Amortization of prior service cost	1	34	1	2
Amortization of net loss (gain)	770	1,050	(39)	(13)
Settlements	—	2,000	—	—
Net periodic (credits) benefit costs	$(2,605)	1,765	$29	$70

	26-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Components of net periodic benefit (credits) costs
Service cost	$1,134	$1,012	$17	$19
Interest cost	17,662	20,277	118	144
Expected return on plan assets	(25,598)	(23,928)	—	—
Amortization of prior service cost	2	69	3	3
Amortization of net loss (gain)	1,616	2,101	(78)	(26)
Settlements	—	2,000	—	—
Net periodic (credits) benefit costs	$(5,184)	$1,531	$60	$140
s

The service cost component of net periodic (credits) benefit costs is included in distribution, selling and administrative costs, while the other components of net periodic (credits) benefit costs are included in other income—net, respectively, in the Consolidated Statements of Comprehensive Income.
The Company contributed approximately $70 million to its defined benefit and other postretirement plans during the 26-week period ended June 30, 2018, of which $35 million was incremental to its originally planned 2018 contributions. As a result of the incremental contribution, the Company remeasured its defined benefit pension liability as of May 31, 2018, resulting in a reduction in the benefit obligation of $33 million, with a corresponding benefit to accumulated other comprehensive loss. The remeasurement resulted in an immaterial increase in the 2018 annual net periodic benefit (credits). The Company has completed substantially all of the 2018 contributions to its defined benefit and other postretirement plans.
The Company’s employees are eligible to participate in a Company sponsored defined contribution 401(k) plan that provides for Company matching on the participant’s contributions of up to 100% of the first 3% of participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. The Company’s 401(k) plan matching contributions were $11 million for each of the 13-weeks ended June 30, 2018 and July 1, 2017, and $25 million and $23 million for the 26-weeks ended June 30, 2018 and July 1, 2017, respectively.
The Company also contributes to numerous multiemployer pension plans under the terms of certain collective bargaining agreements that cover its union-represented employees. The Company does not administer these multiemployer pension plans. The Company’s contributions to these plans were $9 million for each of the 13-weeks ended June 30, 2018 and July 1, 2017, and $18 million and $17 million for the 26-weeks ended June 30, 2018 and July 1, 2017, respectively.

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
The following table sets forth the computation of basic and diluted EPS:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net income	$125,533	$65,458	$192,850	$92,274
Denominator:
Weighted-average common shares outstanding	215,827,074	222,754,030	215,453,656	222,059,022
Dilutive effect of share-based awards	1,943,239	4,037,419	2,037,611	4,498,408
Weighted-average dilutive shares outstanding	217,770,313	226,791,449	217,491,267	226,557,430
Basic earnings per share	$0.58	$0.29	$0.90	$0.42
Diluted earnings per share	$0.58	$0.29	$0.89	$0.41

16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance at beginning of period(1)	$(102,589)	$(118,706)	$(103,192)	$(119,363)
Reclassification adjustments:
Amortization of prior service cost(2) (3)	2	36	5	72
Amortization of net loss(2) (3)	731	1,037	1,538	2,075
Pension remeasurement(4)	33,180	—	33,180	—
Settlements(2) (3)	—	2,000	—	2,000
Total before income tax	33,913	3,073	34,723	4,147
Income tax provision	8,682	1,193	8,889	1,610
Current period comprehensive income, net of tax	25,231	1,880	25,834	2,537
Balance at end of period(1)	$(77,358)	$(116,826)	$(77,358)	$(116,826)

Interest rate swaps:
Balance at beginning of period(1)	$16,477	$—	$7,437	$—
Change in fair value of interest rate swaps	5,461	—	17,308	—
Amounts reclassified to interest expense—net	(563)	—	(260)	—
Total before income tax	4,898	—	17,048	—
Income tax provision	1,254	—	4,364	—
Current period comprehensive income, net of tax	3,644	—	12,684	—
Balance at end of period(1)	$20,121	$—	$20,121	$—
Accumulated other comprehensive loss at end of period(1)	$(57,237)	$(116,826)	$(57,237)	$(116,826)

(1)	Amounts are presented net of tax.

(2)	Included in the computation of net periodic benefit costs. See Note 14, Retirement Plans, for additional information.

(3)	Included in other (income) expense—net in the Consolidated Statements of Comprehensive Income.

(4)	Resulting from the $35 million incremental contribution to the Company's defined benefit pension plan. See Note 14, Retirement Plans, for additional information.

17.	INCOME TAXES
The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
On December 22, 2017 the U.S. government enacted comprehensive tax legislation referred to herein as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to (1) a reduction of the U.S. federal corporate tax rate and (2) bonus depreciation that permits full expensing of qualified property.
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
The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018 and provided for bonus depreciation that allows for full expensing of qualified assets placed into service after September 27, 2017. The Company’s accounting for the reduction of the corporate tax rate and bonus depreciation that allows for full expensing of qualified property is incomplete. However, the Company was able to determine a reasonable estimate of the impact of the corporate tax rate reduction and bonus depreciation that will allow for full expensing of qualified property. Consequently, the Company recorded a provisional decrease to deferred tax liabilities of $173 million with a corresponding adjustment to deferred income tax benefit of $173 million for the year ended December 30, 2017 related to the reduction of the corporate tax rate. Additionally, the Company recorded a provisional increase in net deferred tax liabilities of $4 million with a corresponding adjustment of $4 million to other long-term liabilities for the year ended December 30, 2017 related to bonus depreciation that allowed for full expensing of qualified property. The income tax effects for these positions require further analysis to prepare the accounting related to the income tax effects of the Tax Act in reasonable detail. An adjustment to the provisional estimates recorded for the year ended December 30, 2017 was recorded in the 26-weeks ended June 30, 2018 resulting from the $35 million of incremental contributions to the Company's defined benefit and other postretirement plans. The Company recorded a provisional decrease to deferred tax liabilities of $3 million and a provisional decrease to current taxes payable of $1 million with a corresponding adjustment to income tax benefit of $4 million related to the reduction of the federal corporate tax rate. The accounting for these items is expected to be complete when the Company's consolidated 2017 U.S. federal income tax return is filed in 2018.
The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 26-weeks ended June 30, 2018 and July 1, 2017 for purposes of determining its year-to-date tax provision.
The effective tax rate for the 13-weeks ended June 30, 2018 of 22% varied from the 21% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $3 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $4 million resulting from the change in provisional estimate recorded as of December 30, 2017 related to the reduction of the corporate tax rate. The effective tax rate for the 13-weeks ended July 1, 2017 of 23% varied from the 35% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $14 million, primarily related to excess tax benefits associated with share-based compensation.
The effective tax rate for the 26-weeks ended June 30, 2018 of 14% varied from the 21% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $17 million, primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, a tax benefit of $5 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $4 million resulting from the change in provisional estimate recorded as of December 30, 2017 related to the reduction of the federal tax rate. The effective tax rate for the 26-weeks ended July 1, 2017 of 23% varied from the 35% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $20 million, primarily related to excess tax benefits associated with share-based compensation.

18.	COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business, and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of June 30, 2018, the Company had $753 million of purchase orders and purchase contract commitments, for products to be purchased in the remainder of fiscal year 2018, that were not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At June 30, 2018, the Company had diesel fuel forward purchase commitments totaling $22 million through December 2018. Additionally, as of June 30, 2018, the Company had electricity forward purchase commitments totaling $5 million through March 2021. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.
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

20.	SUBSEQUENT EVENTS
On July 28, 2018, USF entered into a Stock Purchase Agreement with Services Group of America, Inc. (“SGA”) under which it will acquire SGA’s Food Group Companies (doing business as Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and Gampac Express, Inc.) for $1.8 billion in cash.  The closing of the transaction is subject to customary conditions, including the receipt of required regulatory approvals.
On the same date, USF also entered into a commitment letter with JPMorgan Chase Bank, N.A., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the “Committed Parties”) pursuant to which the Committed Parties have committed to provide USF with a $1.5 billion senior secured term loan facility under USF’s term loan credit agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts presented in millions, unless otherwise noted)
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
Operating Metrics
Case growth—Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows their new classification.
Organic growth—Organic growth includes growth from operating business that has been reflected in our results of operations for at least 12 months.
Highlights and Initiatives
Our case volume in the 13-weeks and 26-weeks ended June 30, 2018 decreased 0.9% and 1.6%, respectively. Select planned chain customer exits were partially offset by organic independent restaurant case growth and growth due to acquisitions. Net sales were flat for the 13-weeks and slightly positive for the 26-weeks ended June 30, 2018. The decline in case volume was offset by net sales from acquisitions and year over year inflation, as a significant portion of our business is based on markups over cost. Our operating results in the 26-weeks ended June 30, 2018 were also negatively affected by adverse weather conditions experienced in many parts of the country in the early months of the year.
Gross profit increased $60 million, or 5.7%, to $1,114 million in the 13-weeks ended June 30, 2018 and increased $60 million, or 3.0%, to $2,106 million in the 26-weeks then ended. As a percentage of net sales, gross profit was 18.1% in the 13-weeks ended June 30, 2018, as compared to 17.1% in the prior year period and was 17.6% in the 26-weeks then ended as compared to 17.1% in the prior year period. The favorable rate impact from acquisitions, margin expansion initiatives and the favorable rate impact of year over year LIFO adjustments, was partially offset by higher inbound freight costs.
Total operating expenses decreased $19 million, or 2.0%, to $908 million in the 13-weeks ended June 30, 2018 and $45 million, or 2.4%, to $1,798 million in the 26-weeks then ended, primarily from lower amortization expense in 2018.

Outlook
Our outlook for fiscal year 2018, as set forth in the 2017 Annual Report, remains unchanged. Our strategy includes continued focus on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.
Results of Operations
The following table presents selected historical results of operations for the periods indicated*:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Consolidated Statements of Operations Data:
Net sales	$6,158	$6,159	$11,981	$11,947
Cost of goods sold	5,045	5,105	9,875	9,902
Gross profit	1,114	1,054	2,106	2,045
Operating expenses:
Distribution, selling and administrative costs	908	926	1,797	1,840
Restructuring charges	—	1	1	3
Total operating expenses	908	927	1,798	1,843
Operating income	205	127	308	203
Other (income) expense—net	(3)	1	(6)	1
Interest expense—net	48	41	91	83
Income before income taxes	161	85	223	119
Income tax provision	35	19	30	27
Net income	$126	$65	$193	$92
Percentage of Net Sales:
Gross profit	18.1%	17.1%	17.6%	17.1%
Distribution, selling and administrative costs	14.8%	15.0%	15.0%	15.4%
Operating expenses	14.8%	15.1%	15.0%	15.4%
Operating income	3.3%	2.1%	2.6%	1.7%
Net income	2.0%	1.1%	1.6%	0.8%
Adjusted EBITDA(1)	4.9%	4.6%	4.4%	4.2%
Other Data:
Cash flows—operating activities	$119	$246	$311	$368
Cash flows—investing activities	(59)	(87)	(116)	(219)
Cash flows—financing activities	(46)	(162)	(214)	(131)
Capital expenditures	60	38	117	108
EBITDA(1)	293	232	480	416
Adjusted EBITDA(1)	300	286	523	501
Adjusted net income(1)	124	85	199	125
Free cash flow(2)	58	208	193	260

(*)	Amounts may not add due to rounding.

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
The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated*:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2018	7/2/2018	June 30, 2018	July 1, 2017

Net income	$126	$65	$193	$92
Interest expense—net	48	41	91	83
Income tax provision	35	19	30	27
Depreciation and amortization expense	84	106	165	214
EBITDA	293	232	480	416
Adjustments:
Restructuring charges(1)	—	1	1	3
Share-based compensation expense(2)	10	5	17	9
LIFO reserve change(3)	(11)	30	8	40
Business transformation costs(4)	7	13	15	27
Other(5)	1	5	3	7
Adjusted EBITDA	300	286	523	501
Depreciation and amortization expense	(84)	(106)	(165)	(214)
Interest expense—net	(48)	(41)	(91)	(83)
Income tax provision, as adjusted(6)	(43)	(54)	(68)	(79)
Adjusted net income	$124	$85	$199	$125
Free cash flow
Cash flows from operating activities	$119	$246	$311	$368
Capital expenditures	(60)	(38)	(117)	(108)
Free cash flow	$58	$208	193	$260

(*)	Amounts may not add due to rounding.

(1)	Consists primarily of severance and related costs and organizational realignment costs.

(2)	Share-based compensation expense for vesting of stock awards and share purchase plan.

(3)	Represents the non-cash impact of LIFO reserve adjustments.

(4)	Consists primarily of costs related to significant process and systems redesign across multiple functions.

(5)	Other includes gains, losses or charges as specified under our debt agreements.

(6)
Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and excess tax benefits associated with share-based compensation. The tax effect of pre-tax items excluded from Adjusted net income is computed using a corporate tax rate after considering the impact of permanent differences and valuation allowances.

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows*:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

GAAP income tax provision	$35	$19	$30	$27
Tax impact of pre-tax income adjustments	2	21	11	32
Discrete tax items	6	14	27	20
Income tax provision, as adjusted	$43	$54	$68	$79
(*) Amounts may not add due to rounding.
Comparison of Results
13-Weeks Ended June 30, 2018 and July 1, 2017
Highlights

•	Total case volume decreased 0.9%. Independent restaurant case volume increased 3.8%.

•	Net sales of $6,158 million in 2018 were flat as compared to the prior year.

•	Operating income increased $78 million, or 61.8%, to $205 million. As a percentage of net sales, operating income increased to 3.3% in 2018, compared to 2.1% in 2017.

•	Net income was $126 million in 2018, compared to $65 million in 2017.

•	Adjusted EBITDA increased $14 million, or approximately 4.9%, to $300 million. As a percentage of net sales, Adjusted EBITDA increased to 4.9% in 2018, compared to 4.6% in 2017.
Net Sales
Total case volume declined 0.9% in 2018. The decrease reflected select planned chain customer exits, partially offset by growth with independent restaurants. Organic case volume decreased 1.5%, reflecting similar customer trends.
Net sales of $6,158 million in 2018 were flat as compared to the prior year. An increase in the overall net sales rate per case of 0.9%, was offset by the decrease in case volume. Acquisitions increased net sales by approximately $45 million, or 0.7%. Sales of private brands represented approximately 34% of total net sales in both 2018 and 2017.
The overall net sales rate per case increase of 0.9%, compared to 2017, is mostly comprised of inflation. We experienced year over year inflation, primarily in the grocery and dairy product categories, which benefited net sales, as a significant portion of our business is based on markups over product cost.
Gross Profit
Gross profit increased $60 million to $1,114 million in 2018. As a percentage of net sales, gross profit increased 1.0% from 17.1% in 2017 to 18.1% in 2018, primarily due to the favorable rate impact from margin expansion initiatives, year over year LIFO adjustments and acquisitions. Our LIFO method of inventory costing resulted in a benefit of $11 million in 2018 compared to an expense of $30 million in 2017 driven by lower product inflation in 2018 compared to 2017.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring charges, decreased $19 million, or 2.0%, to $908 million. Operating expenses as a percentage of net sales were 14.8% in 2018, down from 15.1% in 2017. The decrease is primarily from a $21 million reduction in amortization driven by the completed amortization of the customer relationship intangible asset initially recognized in 2007 in connection with the acquisition of the Company by the Sponsors. We also experienced improvement in the rate of distribution, selling and administrative costs as a percent of net sales due to net sales inflation experienced during 2018.

Operating Income
Operating income increased $78 million, or 61.8%, to $205 million in 2018. Operating income as a percent of net sales was 3.3% in 2018, up from 2.1% in 2017. The change was primarily due to the factors discussed in the relevant sections above.
Other (Income) Expense—Net
Other (income) expense—net includes components of net periodic (credits) benefit costs, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income of $3 million in 2018, primarily due to the improved funded status of our defined benefit and other postretirement retirement plans as of December 30, 2017. The $1 million of expense incurred in the prior year period is primarily due to settlement charges for lump sum payments to former participants in our defined benefit pension plan.
Interest Expense—Net
Interest expense—net increased $7 million, primarily due to the general increase in benchmark interest rates in 2018 compared to 2017, and the resulting effect on our variable rate borrowings, offset by lower debt levels. The June 2018 amendment to our Amended and Restated 2016 Term Loan resulted in a $3 million charge to interest expense—net for third-party costs incurred and a write-off of unamortized deferred financing costs.
Income Tax Provision
The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits, and the change in relative income in each jurisdiction.
On December 22, 2017 the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to (1) a reduction of the U.S. federal corporate tax rate; and (2) bonus depreciation that permits full expensing of qualified property. The Tax Act reduced the federal corporate tax rate to 21%, effective January 1, 2018.
The effective tax rate for 2018 of 22% varied from the 21% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $3 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $4 million resulting from the change in provisional estimate recorded as of December 30, 2017 related to the reduction of the corporate tax rate. The effective tax rate for 2017 of 23% varied from the 35% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $14 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $126 million in 2018 as compared to $65 million in 2017. The improvement in net income was primarily due to the relevant factors discussed above.

26-Weeks Ended June 30, 2018 and July 1, 2017
Highlights

•	Total case volume decreased 1.6%. Independent restaurant case volume increased 4.0%.

•	Net sales increased $34 million, or 0.3%, to $11,981 million.

•	Operating income increased $105 million, or 51.8%, to 308 million. As a percentage of net sales, operating income increased to 2.6% in 2018, compared to 1.7% in 2017.

•	Net income was $193 million in 2018, compared to $92 million in 2017.

•	Adjusted EBITDA increased $22 million, or approximately 4.4%, to $523 million. As a percentage of net sales, Adjusted EBITDA increased to 4.4% in 2018, compared to 4.2% in 2017.
Net Sales
Total case volume declined 1.6% in 2018. The decrease reflected select planned chain customer exits and a decline in education customer volume, partially offset by growth with independent restaurants. Organic case volume decreased 2.3%, reflecting similar customer trends. Case volume during 2018 was also negatively affected by adverse weather conditions experienced in many parts of the country in the early months of the year.

Net sales increased $34 million, or 0.3%, to $11,981 million in 2018, comprised of a 1.9%, or $221 million, increase in the overall net sales rate per case, partially offset by a 1.6%, or $187 million decrease in case volume. Acquisitions increased net sales by approximately $129 million, or 1.1%. Sales of private brands represented approximately 34% and 33% of total net sales in 2018 and 2017, respectively.
The overall net sales rate per case increase of 1.8%, compared to 2017, is mostly comprised of inflation. We experienced year over year inflation in the beef, dairy, grocery and produce product categories, which benefited net sales, as a significant portion of our business is based on markups over product cost.
Gross Profit
Gross profit increased $60 million to $2,106 million in 2018. As a percentage of net sales, gross profit increased 0.5% from 17.1% in 2017 to 17.6% in 2018, primarily due to the favorable rate impact from margin expansion initiatives, year over year LIFO adjustments and acquisitions, partially offset by higher inbound freight costs. Our LIFO method of inventory costing resulted in $8 million of expense in 2018 compared to expense of $40 million in 2017 driven by lower product inflation in 2018 compared to 2017.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring charges, decreased $45 million, or 2.4%, to $1,798 million. Operating expenses as a percentage of net sales were 15.0% in 2018, down from 15.4% in 2017. The decrease is primarily from a $48 million reduction in amortization driven by the completed amortization of the customer relationship intangible asset initially recognized in 2007 in connection with the acquisition of the Company by the Sponsors. We also experienced improvement in the rate of operating expenses as a percent of net sales due to net sales inflation experienced during 2018.
Operating Income
Operating income increased $105 million, or 51.8%, to $308 million in 2018. Operating income as a percent of net sales was 2.6% in 2018, up from 1.7% in 2017. The change was primarily due to the factors discussed in the relevant sections above.
Other (Income) Expense—Net
Other (income) expense—net includes components of net periodic (credits) benefit costs, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income of $6 million in 2018, primarily due to the improved funded status of our defined benefit and other postretirement retirement plans as of December 30, 2017. The $1 million of expense incurred in the prior period is primarily due to settlement charges for lump sum payments to former participants in our defined benefit pension plan.
Interest Expense—Net
Interest expense—net increased $8 million, primarily due to the general increase in benchmark interest rates in 2018 compared to 2017, and the resulting effect on our variable rate borrowings, offset by lower debt levels. The June 2018 amendment to our Amended and Restated 2016 Term Loan resulted in a $3 million charge to interest expense—net for third-party costs incurred and a write-off of unamortized deferred financing costs.
Income Tax Provision
The effective tax rate for 2018 of 14% varied from the 21% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $17 million, primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, a tax benefit of $5 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $4 million resulting from the change in a provisional estimate recorded as of December 30, 2017 related to the reduction of the corporate tax rate. The effective tax rate for 2017 of 23% varied from the 35% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $20 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $193 million in 2018 as compared to $92 million in 2017. The improvement in net income was primarily due to the relevant factors discussed above.

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
Indebtedness
As of June 30, 2018, the aggregate carrying value of our indebtedness was $3,599 million, net of $12 million of unamortized deferred financing costs.
As of June 30, 2018, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $1,230 million, of which $1,154 million was available based on our borrowing base, all of which is secured.
As of June 30, 2018, we had outstanding borrowings of $26 million and had issued letters of credit totaling $374 million under the ABL Facility. There was available capacity on the ABL Facility of $900 million at June 30, 2018, based on the borrowing base calculation.
Borrowings under the 2012 ABS Facility were $470 million at June 30, 2018. At our option, we can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $254 million at June 30, 2018, based on the borrowing base calculation.
The Amended and Restated 2016 Term Loan had a carrying value of $2,149 million as of June 30, 2018, net of $7 million of unamortized deferred financing costs. On June 22, 2018, we amended the Amended and Restated 2016 Term Loan to lower the interest rate margins on outstanding borrowings to 2.00% for LIBOR borrowings and 1.00% for ABR borrowings.
As of June 30, 2018, our 2016 Senior Notes had a carrying value of $594 million, net of $6 million of unamortized deferred financing costs. We also had $350 million of obligations under capital leases for transportation equipment and building leases.
We believe that the combination of cash generated from operations, together with availability under our debt agreements and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for at least the next 12 months.
Every quarter, we review rating agency changes for all of the lenders that have a continuing obligation to provide us with funding. We are not aware of any facts that indicate our lenders will not be able to comply with the contractual terms of their agreements with us. We continue to monitor the credit markets generally and the strength of our lender counterparties.
As of June 30, 2018, USF had $859 million of restricted payment capacity under our credit facilities, and approximately $2,161 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation. As of June 30, 2018, we were in compliance with all of our debt covenants.
Cash Flows
For the periods presented, the following table presents condensed highlights from the cash flow statements*:

	26-Weeks Ended
	June 30, 2018	July 1, 2017

Net income	$193	$92
Changes in operating assets and liabilities, net of business acquisitions	(116)	25
Other adjustments	234	252
Net cash provided by operating activities	311	368
Net cash used in investing activities	(116)	(219)
Net cash used in financing activities	(214)	(131)
Net (decrease) increase in cash and cash equivalents	(19)	19
Cash, cash equivalents and restricted cash—beginning of period	119	131
Cash, cash equivalents and restricted cash—end of period	$101	$150
(*) Amounts may not add due to rounding.

Operating Activities
Cash flows provided by operating activities decreased $57 million to $311 million for the 26-weeks ended June 30, 2018. The year over year decrease is primarily driven by the $35 million incremental contribution to our defined benefit pension plan, income tax payments and other working capital activities in 2018.
Investing Activities
Cash flows used in investing activities in the 26-weeks ended June 30, 2018 included cash spending of $117 million on property and equipment for fleet replacement, investments in information technology, as well as new construction and/or expansion of distribution facilities.
During the 26-weeks ended July 1, 2017, business acquisitions included two broadline distributors and two specialty distributors for total cash consideration of approximately $135 million. Approximately $108 million of purchases were made for property and equipment. Cash flows used in investing activities in 2017 were partially offset by $22 million in proceeds from the redemption of a self-funded industrial revenue bond. See “Financing Activities” below for discussion of the offsetting cash outflow.
We expect total capital additions in 2018 to be between $330 million and $340 million, inclusive of approximately $80 million in fleet capital leases. We expect to fund our capital expenditures with available cash or cash generated from operations.
Financing Activities
Cash flows used in financing activities of $214 million in the 26-weeks ended June 30, 2018 included $164 million of net payments on our revolving credit facilities, and $67 million of scheduled payments on non-revolving debt and capital leases. Financing activities in the 26-weeks ended June 30, 2018 also included $10 million and $16 million of proceeds from the exercise of employee stock options and share purchases under our employee stock purchase plan, respectively, partially offset by $6 million of employee tax withholdings paid in connection with vested equity awards.
Cash flows used in financing activities of $131 million in the 26-weeks ended July 1, 2017 included $55 million of net payments on our revolving credit facilities, repayment of a $22 million self-funded industrial revenue bond, see “Investing Activities” above for the offsetting cash inflow, and $41 million of scheduled payments on non-revolving debt and capital leases. The 26-weeks ended July 1, 2017 also included $26 million of employee tax withholdings paid in connection with vested equity awards, partially offset by $11 million and $8 million of proceeds from the exercise of employee stock options and share purchases under our employee stock purchase plan, respectively.
Retirement Plans
We have a qualified retirement plan and a nonqualified retirement plan that pay benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement health and welfare plans that provide benefits for eligible retirees and their dependents. We contributed $70 million to our defined benefit and other postretirement plans during the 26-week period ended June 30, 2018, of which $35 million was incremental to originally planned 2018 contributions. This completed substantially all of our 2018 contributions to the defined benefit and other postretirement plans.
Certain employees are eligible to participate in USF’s defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may match participant contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum matching contribution of 4%. Our 401(k) plan matching contributions were $11 million for the 13-weeks ended June 30, 2018 and July 1, 2017, and $25 million and $23 million for the 26-weeks ended June 30, 2018 and July 1, 2017, respectively.
We also contribute to numerous multiemployer pension plans under the terms of certain collective bargaining agreements. Our contributions to these plans were $9 million for the 13-weeks ended June 30, 2018 and July 1, 2017, and $18 million and $17 million for the 26-weeks ended June 30, 2018 and July 1, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2018, $78 million in letters of credit have been issued to secure our obligations with respect to certain facility leases. Additionally, $295 million in letters of credit had been issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $1 million in letters of credit have been issued for other obligations.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
See the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, of the 2017 Annual Report for our contractual cash obligations as of December 30, 2017. There have been no material changes to our specified contractual obligations through June 30, 2018.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7, of the 2017 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 26-weeks ended June 30, 2018.
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
Interest Rate Risk
Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. As of June 30, 2018, after considering interest rate swaps that fixed the interest rate on $1.1 billion of principal of our variable rate term loan, approximately 43% of our debt bears interest at floating rates, based on LIBOR or ABR, as defined in our credit agreements. A 1% change in LIBOR and ABR would cause the interest expense on our floating rate debt to change by approximately $15 million per year (see Note 11, Debt, to our consolidated financial statements).
Commodity Price Risk
We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of June 30, 2018, we had diesel fuel forward purchase commitments totaling $22 million through December 2018. These locked in approximately 29% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $6 million in additional fuel cost on such uncommitted volumes.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

Item 6.Exhibits

Exhibit Number

10.1
Fifth Amendment to the Credit Agreement, dated as of June 22, 2018, among US Foods, Inc., the other loan parties thereto, Citicorp North America, Inc. and the several lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 25, 2018).

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

US FOODS HOLDING CORP.
(Registrant)

Date:	August 1, 2018	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	August 1, 2018	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer