Form 10-Q
period 2018-09-29
US Foods Holding Corp.
filed 2018-11-06
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
217,307,127 shares of common stock were outstanding as of October 29, 2018.

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
• litigation risk;
• changes in consumer eating habits and preferences;
• adequate protection of our brand/trade names; and
• risks associated with intellectual property, including potential infringement.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 29, 2018	December 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,082	$118,849
Accounts receivable, less allowances of $27,468 and $25,971	1,390,462	1,301,631
Vendor receivables, less allowances of $3,068 and $2,934	159,882	97,198
Inventories—net	1,300,585	1,207,830
Prepaid expenses	99,737	80,255
Assets held for sale	7,817	5,178
Other current assets	26,267	8,440
Total current assets	3,072,832	2,819,381
PROPERTY AND EQUIPMENT—Net	1,810,231	1,801,215
GOODWILL	3,966,863	3,966,565
OTHER INTANGIBLES—Net	334,017	363,618
DEFERRED TAX ASSETS	6,657	21,505
OTHER ASSETS	83,302	64,874
TOTAL ASSETS	$9,273,902	$9,037,158
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$173,566	$153,565
Accounts payable	1,520,871	1,289,349
Accrued expenses and other current liabilities	414,102	450,742
Current portion of long-term debt	100,398	109,226
Total current liabilities	2,208,937	2,002,882
LONG-TERM DEBT	3,410,237	3,648,055
DEFERRED TAX LIABILITIES	311,971	263,322
OTHER LONG-TERM LIABILITIES	196,032	371,536
Total liabilities	6,127,177	6,285,795
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—600,000 shares authorized; 217,302 and 214,963 issued and outstanding as of September 29, 2018 and December 30, 2017, respectively	2,173	2,150
Additional paid-in capital	2,769,150	2,721,454
Retained earnings	430,650	123,514
Accumulated other comprehensive loss	(55,248)	(95,755)
Total shareholders’ equity	3,146,725	2,751,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,273,902	$9,037,158

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except share and per share data)

	13-Weeks Ended		39-Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
NET SALES	$6,152,784	$6,204,194	$18,133,796	$18,151,273
COST OF GOODS SOLD	5,044,449	5,105,632	14,919,681	15,007,354
Gross profit	1,108,335	1,098,562	3,214,115	3,143,919
OPERATING EXPENSES:
Distribution, selling and administrative costs	929,487	908,640	2,726,249	2,748,683
Restructuring (benefit) charges	(360)	702	805	3,279
Total operating expenses	929,127	909,342	2,727,054	2,751,962
OPERATING INCOME	179,208	189,220	487,061	391,957
OTHER INCOME—Net	(3,172)	(810)	(9,447)	(170)
INTEREST EXPENSE—Net	41,843	43,211	132,688	126,099
Income before income taxes	140,537	146,819	363,820	266,028
INCOME TAX PROVISION	26,251	51,268	56,684	78,203
NET INCOME	114,286	95,551	307,136	187,825
OTHER COMPREHENSIVE INCOME—Net of tax:
Changes in retirement benefit obligations	435	1,059	26,269	3,596
Unrecognized gain on interest rate swaps	1,554	2,445	14,238	2,445
COMPREHENSIVE INCOME	$116,275	$99,055	$347,643	$193,866
NET INCOME PER SHARE
Basic	$0.53	$0.43	$1.42	$0.84
Diluted	$0.52	$0.42	$1.41	$0.83
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	216,623,903	223,807,520	215,843,738	222,641,854
Diluted	218,107,064	225,862,274	217,696,533	226,325,711
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands)

					Accumulated Other Comprehensive Income (Loss)
	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Retirement Benefit Obligations	Interest Rate Swaps	Total	Total Shareholders' Equity
BALANCE—December 30, 2017	214,963	$2,150	$2,721,454	$123,514	$(103,192)	$7,437	$(95,755)	$2,751,363
Share-based compensation expense	—	—	6,560	—	—	—	—	6,560
Proceeds from employee share purchase plan	134	1	3,818	—	—	—	—	3,819
Exercise of stock options	580	6	7,448	—	—	—	—	7,454
Net share-settled stock options	10	—	—	—	—	—	—	—
Vested restricted stock units—net	6	—	—	—	—	—	—	—
Performance restricted shares—net	249	2	(2)	—	—	—	—	—
Tax withholding payments for net share-settled equity awards	—	—	(269)	—	—	—	—	(269)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	603	—	603	603
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	—	9,040	9,040	9,040
Net income	—	—	—	67,317	—	—	—	67,317
BALANCE—March 31, 2018	215,942	2,159	2,739,009	190,831	(102,589)	16,477	(86,112)	2,845,887
Share-based compensation expense	—	—	10,606	—	—	—	—	10,606
Proceeds from employee share purchase plan	203	2	6,295	—	—	—	—	6,297
Exercise of stock options	529	6	8,145	—	—	—	—	8,151
Net share-settled stock options	20	—	—	—	—	—	—	—
Vested restricted stock units—net	288	3	(3)	—	—	—	—	—
Tax withholding payments for net share-settled equity awards	—	—	(5,377)	—	—	—	—	(5,377)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	25,231	—	25,231	25,231
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	—	3,644	3,644	3,644
Net income	—	—	—	125,533	—	—	—	125,533
BALANCE—June 30, 2018	216,982	2,170	2,758,675	316,364	(77,358)	20,121	(57,237)	3,019,972
Share-based compensation expense	—	—	3,059	—	—	—	—	3,059
Proceeds from employee share purchase plan	174	2	4,800	—	—	—	—	4,802
Exercise of stock options	182	2	2,721	—	—	—	—	2,723
Net share-settled stock options	5	—	—	—	—	—	—	—
Vested restricted stock units—net	1	—	—	—	—	—	—	—
Performance restricted shares—net	(42)	(1)	1	—	—	—	—	—
Tax withholding payments for net share-settled equity awards	—	—	(106)	—	—	—	—	(106)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	435	—	435	435
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	—	1,554	1,554	1,554
Net income	—	—	—	114,286	—	—	—	114,286
BALANCE—September 29, 2018	217,302	$2,173	$2,769,150	$430,650	$(76,923)	$21,675	$(55,248)	$3,146,725

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands)

					Accumulated Other Comprehensive Income (Loss)
	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Retirement Benefit Obligations	Interest Rate Swaps	Total	Total Shareholders' Equity
BALANCE—December 31, 2016	220,929	$2,209	$2,791,264	$(136,460)	$(119,363)	$—	$(119,363)	$2,537,650
Share-based compensation expense	—	—	2,878	—	—	—	—	2,878
Proceeds from employee share purchase plan	140	1	3,327	—	—	—	—	3,328
Exercise of stock options	675	7	7,012	—	—	—	—	7,019
Net share-settled stock options	248	3	(3)	—	—	—	—	—
Tax withholding payments for net share-settled equity awards	—	—	(3,966)	—	—	—	—	(3,966)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	657	—	657	657
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	—	—	—	—
Net income	—	—	—	26,816	—	—	—	26,816
BALANCE—April 1, 2017	221,992	2,220	2,800,512	(109,644)	(118,706)	—	(118,706)	2,574,382
Share-based compensation expense	—	—	5,139	—	—	—	—	5,139
Proceeds from employee share purchase plan	171	2	4,399	—	—	—	—	4,401
Exercise of stock options	581	5	3,920	—	—	—	—	3,925
Net share-settled stock options	777	8	(8)	—	—	—	—	—
Vested restricted stock units—net	280	3	(3)	—	—	—	—	—
Tax withholding payments for net share-settled equity awards	—	—	(21,727)	—	—	—	—	(21,727)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1,880	—	1,880	1,880
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	—	—	—	—
Net income	—	—	—	65,458	—	—	—	65,458
BALANCE—July 1, 2017	223,801	2,238	2,792,232	(44,186)	(116,826)	—	(116,826)	2,633,458
Share-based compensation expense	—	—	6,482	—	—	—	—	6,482
Proceeds from employee share purchase plan	184	2	4,346	—	—	—	—	4,348
Exercise of stock options	348	4	3,956	—	—	—	—	3,960
Net share-settled stock options	126	1	(1)	—	—	—	—	—
Tax withholding payments for net share-settled equity awards	—	—	(2,119)	—	—	—	—	(2,119)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1,059	—	1,059	1,059
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	—	2445	2,445	2,445
Net income	—	—	—	95,551	—	—	—	95,551
BALANCE—September 30, 2017	224,459	$2,245	$2,804,896	$51,365	$(115,767)	$2,445	$(113,322)	$2,745,184

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
	39-Weeks Ended
	September 29, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$307,136	$187,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,449	294,685
Gain on disposal of property and equipment—net	(1,298)	(20)
Amortization and write-off of deferred financing costs	5,617	3,433
Deferred tax provision	49,560	31,581
Share-based compensation expense	20,457	15,060
Provision for doubtful accounts	13,210	12,901
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(174,144)	(242,229)
Increase in inventories	(92,755)	(55,921)
Increase in prepaid expenses and other assets	(28,291)	(18,102)
Increase in accounts payable and bank checks outstanding	264,046	278,487
Decrease in accrued expenses and other liabilities	(169,967)	(1,268)
Net cash provided by operating activities	444,020	506,432
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(299)	(182,823)
Proceeds from sales of property and equipment	2,927	2,371
Purchases of property and equipment	(167,731)	(162,995)
Proceeds from redemption of industrial revenue bonds	—	22,139
Net cash used in investing activities	(165,103)	(321,308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	2,987,107	1,711,068
Principal payments on debt and capital leases	(3,321,661)	(1,848,732)
Redemption of industrial revenue bonds	—	(22,139)
Contingent consideration paid for business acquisitions	(1,592)	(6,375)
Payment for debt financing costs and fees	(816)	(1,256)
Proceeds from employee share purchase plan	14,918	12,077
Proceeds from exercise of stock options	18,328	14,904
Tax withholding payments for net share-settled equity awards	(5,752)	(27,812)
Common stock and share-based awards settled	(211)	(538)
Net cash used in financing activities	(309,679)	(168,803)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,762)	16,321
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	119,184	131,436
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$88,422	$147,757
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$118,181	$106,132
Income taxes paid—net	65,464	4,885
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	15,533	18,656
Capital lease additions	81,553	76,554
Cashless exercise of equity awards	1,466	29,195
Contingent consideration payable for business acquisitions	—	4,200
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables in thousands, except share and per share data, unless otherwise noted)

1.	OVERVIEW AND BASIS OF PRESENTATION
US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to herein as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods Holding Corp. conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”) and its subsidiaries. All of the Company’s indebtedness, as further described in Note 11, Debt, is an obligation of USF. US Foods was previously controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”), as discussed in Note 13, Related Party Transactions. KKR and CD&R, collectively referred to herein as the “Former Sponsors,” completed the sale of their shares of the Company's common stock during 2017.
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
Recently Adopted Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company’s only hedging activities are its interest rate swaps designated as cash flow hedges. As discussed in Note 18, Commitments and Contingencies, the Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The Company prospectively adopted this guidance at the beginning of fiscal year 2018, with no impact to its financial position or results of operations.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the statement of comprehensive income separately from the service cost component and outside of operating income. Additionally, only the service cost component is eligible for capitalization, when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this update require retrospective presentation in the statement of comprehensive income. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company retrospectively adopted this guidance at the beginning of fiscal year 2018. For the 13-weeks and 39-weeks ended September 30, 2017, $0.8 million and $0.2 million, respectively, of net periodic benefit credits, other than the service cost components, were reclassified to other income—net, in the Company's Consolidated Statement of Comprehensive Income.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendment also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this guidance as of the first day of its fiscal third quarter of 2018, in conjunction with its annual impairment assessment for goodwill, with no impact to its financial position or results of operations. See Note 9, Goodwill and Other Intangibles for a discussion of the Company's fiscal year 2018 annual impairment analysis.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. The Company retrospectively adopted this standard at the beginning of fiscal year 2018, resulting in immaterial increases in the beginning and ending balances of cash, cash equivalents and restricted cash in the Company’s Consolidated Statement of Cash Flows for the 39-weeks ended September 30, 2017.
For the periods presented, cash, cash equivalents and restricted cash consisted of the following:

	September 29, 2018	December 30, 2017
Cash and cash equivalents	$88,082	$118,849
Restricted cash included in other assets	340	335
Total cash, cash equivalents and restricted cash	$88,422	$119,184
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to amend the guidance on the classification and measurement of financial instruments. ASU No. 2016-01 was further amended in February 2018 by ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted the guidance in this ASU at the beginning of fiscal year 2018, with no impact to its financial position or results of operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which has been introduced as
ASC Topic 606. Topic 606, as amended, replaces Topic 605, the previous revenue recognition guidance. The new standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improves guidance for multiple-element arrangements. The Company adopted this standard at the beginning of fiscal year 2018, with no significant impact to its financial position or results of operations, using the modified retrospective method. See Note 3, Revenue Recognition.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software
(Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. This ASU can be adopted prospectively to eligible costs incurred on or after the date of adoption or retrospectively. The Company does not expect the adoption of the new guidance under the standard to materially affect its financial position or results of operations.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. Upon adoption of this guidance, we will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has significantly completed its process of gathering lease data, reviewing its lease portfolio, and completing an impacts assessment with respect to the adoption of the provisions of the new standard. The adoption of this new standard is expected to have a material impact on the Company's financial position through the recognition of its lease obligations and the corresponding right of use assets. However, the new standard is not expected to have a material impact on the Company's results of operations.

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
A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. For the Company, the contract is the approved sales order, which may also be supplemented by other agreements that formalize various terms and conditions with customers, including restaurant chains, government organizations or group purchase organizations. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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
The following table presents the disaggregation of revenue according to sales mix for the Company’s principal product categories:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Meats and seafood	$2,197,598	$2,284,793	$6,483,493	$6,572,115
Dry grocery products	1,070,276	1,073,266	3,181,471	3,199,275
Refrigerated and frozen grocery products	979,150	947,235	2,896,108	2,821,887
Dairy	646,072	652,775	1,905,682	1,895,589
Equipment, disposables and supplies	594,379	577,535	1,722,100	1,689,571
Beverage products	336,787	331,220	990,905	982,327
Produce	328,522	337,370	954,037	990,509
Net sales	$6,152,784	$6,204,194	$18,133,796	$18,151,273

4.	BUSINESS ACQUISITIONS
There were no business acquisitions completed during the 39-weeks ended September 29, 2018.
Acquisitions completed during fiscal year 2017 included three broadline and two specialty distributors for cash consideration of approximately $182 million.
Business acquisitions periodically provide for contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. During the 39-weeks ended September 29, 2018, the Company paid approximately $0.5 million of contingent consideration for the first year of a two-year post-closing earnout period related to a 2016 business acquisition. As of September 29, 2018, potential aggregate contingent consideration outstanding for business acquisitions was approximately $5 million, including approximately $0.5 million for the estimated fair value of earnout liabilities.
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
The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO, or date of acquisition in the case of a business acquisition, where applicable. At September 29, 2018 and December 30, 2017, the LIFO balance sheet reserves were $129 million and $130 million, respectively. As a result of changes in LIFO reserves, cost of goods sold decreased $9 million and
$26 million for the 13-weeks ended September 29, 2018 and September 30, 2017, respectively, and decreased $1 million and increased $14 million for the 39-weeks ended September 29, 2018 and September 30, 2017, respectively.

6.	ACCOUNTS RECEIVABLE FINANCING PROGRAM
Under its accounts receivable financing facility, dated as of August 27, 2012, as amended (the “ABS Facility”), USF sells, on a revolving basis, its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders as defined by the ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. Included in the Company’s accounts receivable balance as of September 29, 2018 and December 30, 2017 was $1,033 million and $964 million, respectively, of receivables held as collateral in support of the ABS Facility. See Note 11, Debt, for a further description of the ABS Facility.

7.	ASSETS HELD FOR SALE
The Company classifies its closed facilities as assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices. During the fiscal third quarter of 2018, the Company closed a distribution facility and transferred its business activities to another of the Company's distribution facilities.
The changes in assets held for sale for the 39-weeks ended September 29, 2018 were as follows:

Balance at December 30, 2017	$5,178
Transfer in	2,639
Balance at September 29, 2018	$7,817

8.	PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related lease or the estimated useful lives of the assets. At September 29, 2018 and December 30, 2017, property and equipment-net included accumulated depreciation of $2,072 million and $1,926 million, respectively. Depreciation expense was $75 million and $71 million for the 13-weeks ended September 29, 2018 and September 30, 2017, respectively, and $220 million and $210 million for the 39-weeks ended September 29, 2018 and September 30, 2017, respectively.

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
Customer relationships and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and noncompete agreements are amortized over the estimated useful lives (two to four years). Amortization expense was $10 million for each of the 13-weeks ended September 29, 2018 and September 30, 2017, and $30 million and $85 million for the 39-weeks ended September 29, 2018 and September 30, 2017, respectively.
Goodwill and other intangibles—net consisted of the following:

	September 29, 2018	December 30, 2017
Goodwill	$3,966,863	$3,966,565
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$154,230	$154,230
Accumulated amortization	(75,121)	(46,203)
Net carrying value	79,109	108,027
Noncompete agreements—amortizable:
Gross carrying amount	3,950	3,950
Accumulated amortization	(1,842)	(1,159)
Net carrying value	2,108	2,791
Brand names and trademarks—not amortizing	252,800	252,800
Total other intangibles—net	$334,017	$363,618

The 2018 increase in goodwill is attributable to net purchase price adjustments related to 2017 business acquisitions.
The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. The Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of July 1, 2018, the first day of the third quarter of 2018, with no impairments noted.
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 19, Business Information. The Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based upon the Company’s qualitative fiscal 2018 annual goodwill impairment analysis, the Company concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value and there is no risk of impairment.
The Company’s fair value estimates of the brand names and trademarks indefinite-lived intangible assets are based on a relief- from-royalty method. The fair value of these intangible assets is determined for comparison to the corresponding carrying value.

If the carrying value of these assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal 2018 annual impairment analysis, the Company concluded the fair value of its brand names and trademarks exceeded its carrying value.
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
The Company’s assets and liabilities measured at fair value on a recurring basis as of September 29, 2018 and December 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	September 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$700	$—	$—	$700
Interest rate swaps	—	31,743	—	31,743
	$700	$31,743	$—	$32,443
Liabilities
Contingent consideration payable for business acquisition	$—	$—	$500	$500

	December 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,100	$—	$—	$1,100
Interest rate swaps	—	12,717	—	12,717
	$1,100	$12,717	$—	$13,817
Liabilities
Contingent consideration payable for business acquisition	$—	$—	$1,000	$1,000
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
Derivative Financial Instruments
The Company uses interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate Term Loan Facility (as defined in Note 11, Debt).

On August 1, 2017, USF entered into four-year interest rate swap agreements, as amended, with a notional amount of
$1.1 billion, reducing to $825 million in the fourth year, effectively converting approximately half of the principal amount of the Term Loan Facility from a variable to a fixed rate loan. After giving effect to the June 22, 2018 amendment to the Term Loan Facility, the Company now effectively pays an aggregate rate of 3.71% on the notional amount covered by the interest rate swaps, comprised of 1.71% plus a spread of 2.00% (see Note 11, Debt).
The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. The following table presents the balance sheet location and fair value of the interest rate swaps at September 29, 2018 and December 30, 2017:

		Fair Value
	Balance Sheet Location	September 29, 2018	December 30, 2017
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$8,836	$430
Interest rate swaps	Other noncurrent assets	$22,907	$12,287
	Total	$31,743	$12,717
Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income.
The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statement of Comprehensive Income for the 13-weeks and 39-weeks ended September 29, 2018 and September 30, 2017:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13-weeks ended September 29, 2018
Interest rate swaps	$2,311	Interest expense—net	$(757)
For the 13-weeks ended September 30, 2017
Interest rate swaps	$1,888	Interest expense—net	$557

For the 39-weeks ended September 29, 2018
Interest rate swaps	$15,188	Interest expense—net	$(950)
For the 39-weeks ended September 30, 2017
Interest rate swaps	$1,888	Interest expense—net	$557
During the next twelve months, the Company estimates that $10 million will be reclassified from accumulated other comprehensive loss to income.
Credit Risk-Related Contingent Features—The interest swap agreements contain a provision whereby the Company could be declared in default on its hedging obligations if more than $75 million of the Company’s other indebtedness is accelerated. As of September 29, 2018, none of our indebtedness was accelerated.
We review counterparty credit risk and currently are not aware of any facts that indicate our counterparties will not be able to comply with the contractual terms of their agreements.
Contingent Consideration Payable for Business Acquisitions
As discussed in Note 4, Business Acquisitions, contingent consideration may be paid under an earnout agreement in the event certain operating results are achieved during a defined post-closing period. The amounts included in the above table, classified under Level 3 within the fair value hierarchy, represent the estimated fair value of the earnout liability for the respective periods. We estimate the fair value of earnout liabilities based on financial projections of the acquired companies and estimated probability of achievement. Changes in fair value resulting from changes in the estimated amount of contingent consideration are included in distribution, selling and administrative costs in the Company's Consolidated Statements of Comprehensive Income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, bank checks outstanding, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt, $3.5 billion and $3.8 billion as of September 29, 2018 and December 30, 2017, respectively, approximated its carrying value at the end of each period. The September 29, 2018 and December 30, 2017 fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “Senior Notes”), estimated at $0.6 billion, at the end of each period, was classified under Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

11.	DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate at September 29, 2018	September 29, 2018	December 30, 2017
ABL Facility	October 20, 2020	6.75%	$29,000	$80,000
ABS Facility	September 21, 2020	3.26	390,000	580,000
Term Loan Facility (net of $6,269 and $9,963 of unamortized deferred financing costs)	June 27, 2023	4.24	2,144,231	2,157,037
Senior Notes (net of $5,514 and $6,229 of unamortized deferred financing costs)	June 15, 2024	5.88	594,486	593,771
Obligations under capital leases	2018–2025	2.36 - 6.18	343,651	336,603
Other debt	2018–2031	5.75 - 9.00	9,267	9,870
Total debt			3,510,635	3,757,281
Current portion of long-term debt			(100,398)	(109,226)
Long-term debt			$3,410,237	$3,648,055
At September 29, 2018, after considering interest rate swaps, as described in Note 10, Fair Value Measurements, that fixed the interest rate on $1.1 billion of the principal amount of the Term Loan Facility, approximately 42% of the Company’s total debt was at a floating rate.
Revolving Credit Agreement—Amendment No. 5 to the ABL Credit Agreement, dated as of October 20, 2015, as amended, provides for USF’s asset backed senior secured revolving loan facility (the “ABL Facility”) of up to $1,300 million, with its capacity limited by a borrowing base.
As of September 29, 2018, USF had $29 million of outstanding borrowings, and had issued letters of credit totaling
$377 million, under the ABL Facility. Outstanding letters of credit included: (1) $299 million issued in favor of certain commercial insurers securing USF’s obligations with respect to its self-insurance program, (2) $77 million issued to secure USF’s obligations with respect to certain facility leases, and (3) $1 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $894 million at September 29, 2018. As of September 29, 2018, USF can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in the agreement, or the London Inter Bank Offered Rate (“LIBOR”) plus applicable interest rate spreads as provided for in the agreement. The interest rate spreads are the lowest provided for in the agreement, based upon USF’s consolidated secured leverage ratio, as defined in the agreement.
Accounts Receivable Financing Program—Under the ABS Facility, USF sells, on a revolving basis, its eligible receivables to the Receivables Company. See Note 6, Accounts Receivable Financing Program.
The maximum capacity under the ABS Facility is $800 million. Borrowings under the ABS Facility were $390 million at September 29, 2018. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the ABS Facility of $365 million at September 29, 2018 based on eligible receivables as collateral.

Term Loan Agreement—The Second Amendment to the Credit Agreement, dated as of June 27, 2016, as amended, provides USF with a $2.1 billion senior secured term loan facility (the “Term Loan Facility”). On June 22, 2018, the Term Loan Facility was amended to lower the interest rate margins under the Term Loan Facility to 2.00% for LIBOR borrowings and 1.00% for ABR borrowings. The table above reflects the September 29, 2018 interest rate on the unhedged portion of the Term Loan Facility. With respect to the portion of the Term Loan Facility subject to interest rate hedging agreements ($1.1 billion as of September 29, 2018), the June 22, 2018 amendment reduced the effective interest rate to 3.71%.
In connection with the June 22, 2018 amendment of the Term Loan Facility, under accounting guidance, the Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $0.5 million of third-party costs and a write-off of $2.6 million of unamortized deferred financing costs, related to the June 22, 2018 amendment, in interest expense. Unamortized deferred financing costs of $7 million at June 30, 2018 were carried forward and will be amortized through June 27, 2023, the maturity date of the Term Loan Facility.
Restrictive Covenants
USF’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, and engage in mergers or consolidations. As of September 29, 2018, USF had $929 million of restricted payment capacity under these covenants, and approximately $2,218 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation.

12.	RESTRUCTURING LIABILITIES
The following table summarizes the changes in the restructuring liabilities for the 39-weeks ended September 29, 2018:

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 30, 2017	$4,835	$500	$5,335
Current period charges	805	—	805
Payments and usage—net of accretion	(4,301)	—	(4,301)
Balance at September 29, 2018	$1,339	$500	$1,839

The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs.
During the 39-weeks ended September 29, 2018, $1 million was recognized primarily for severance and related costs associated with a 2018 distribution facility closure and additional costs for prior year initiatives.
During the 39-weeks ended September 30, 2017, the Company incurred a net charge of $3 million for severance and related costs associated with its efforts to streamline its corporate back office organization and centralize replenishment activities.

13.	RELATED PARTY TRANSACTIONS
Based solely on information provided in its most recent public filings, FMR LLC and its affiliates held approximately 10% of the Company’s outstanding common stock. As reported by the Company’s administrative agent, as of September 29, 2018, investment funds managed by an affiliate of FMR LLC held approximately $55 million in principal amount of the Term Loan Facility. Certain FMR LLC affiliates provide recordkeeping services for the Company’s 401(k) plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
During fiscal year 2017, the Company completed four secondary offerings of its common stock held primarily by the Former Sponsors. Following the completion of the final offering in December 2017, the Former Sponsors no longer hold any shares of the Company’s common stock. The Company did not receive any proceeds from the offerings. In accordance with terms of the previously effective registration rights agreement with the Former Sponsors, the Company incurred approximately $4 million of expenses in connection with the offerings during the 39-weeks ended September 30, 2017. Underwriting discounts and commissions were paid by the selling shareholders.

14.	RETIREMENT PLANS
The Company has defined benefit and defined contribution retirement plans for its employees, and provides certain health care benefits to eligible retirees and their dependents. The components of net periodic benefit (credits) costs for pension and other postretirement benefits, for Company sponsored plans, are provided below:

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Components of net periodic benefit (credits) costs
Service cost	$536	$755	$9	$7
Interest cost	9,076	9,329	58	68
Expected return on plan assets	(12,890)	(11,943)	—	—
Amortization of prior service cost	1	35	2	2
Amortization of net loss (gain)	620	785	(39)	(86)
Settlements	—	1,000	—	—
Net periodic (credits) benefit costs	$(2,657)	$(39)	$30	$(9)

	39-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Components of net periodic benefit (credits) costs
Service cost	$1,670	$1,767	$26	$26
Interest cost	26,738	29,606	176	212
Expected return on plan assets	(38,488)	(35,871)	—	—
Amortization of prior service cost	3	104	5	5
Amortization of net loss (gain)	2,236	2,886	(117)	(112)
Settlements	—	3,000	—	—
Net periodic (credits) benefit costs	$(7,841)	$1,492	$90	$131

The service cost component of net periodic (credits) benefit costs is included in distribution, selling and administrative costs, while the other components of net periodic (credits) benefit costs are included in other income—net, respectively, in the Company's Consolidated Statements of Comprehensive Income.
The Company contributed approximately $70 million to its defined benefit and other postretirement plans during the 39-weeks ended September 29, 2018, of which $35 million was incremental to its originally planned 2018 contributions. As a result of the incremental contribution, the Company remeasured its defined benefit pension liability as of May 31, 2018, resulting in a reduction in the benefit obligation of $33 million, with a corresponding benefit to accumulated other comprehensive loss. The remeasurement resulted in an immaterial increase in the 2018 annual net periodic (credits) benefit costs. The Company has completed substantially all of the 2018 contributions to its defined benefit and other postretirement plans.
The Company’s employees are eligible to participate in a Company sponsored defined contribution 401(k) plan that provides for Company matching on the participant’s contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. The Company’s 401(k) plan matching contributions were $11 million for each of the 13-weeks ended September 29, 2018 and September 30, 2017, and $36 million and $34 million for the 39-weeks ended September 29, 2018 and September 30, 2017, respectively.
The Company also contributes to numerous multiemployer pension plans under the terms of certain collective bargaining agreements that cover its union-represented employees. The Company does not administer these multiemployer pension plans. The Company’s contributions to these plans were $9 million for each of the 13-weeks ended September 29, 2018 and September 30, 2017, and $27 million and $26 million for the 39-weeks ended September 29, 2018 and September 30, 2017, respectively.

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
The following table sets forth the computation of basic and diluted EPS:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Net income	$114,286	$95,551	$307,136	$187,825
Denominator:
Weighted-average common shares outstanding	216,623,903	223,807,520	215,843,738	222,641,854
Dilutive effect of share-based awards	1,483,161	2,054,754	1,852,795	3,683,857
Weighted-average dilutive shares outstanding	218,107,064	225,862,274	217,696,533	226,325,711
Basic earnings per share	$0.53	$0.43	$1.42	$0.84
Diluted earnings per share	$0.52	$0.42	$1.41	$0.83

16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance at beginning of period(1)	$(77,358)	$(116,826)	$(103,192)	$(119,363)
Reclassification adjustments:
Amortization of prior service cost(2) (3)	3	37	8	109
Amortization of net loss(2) (3)	581	699	2,119	2,774
Pension remeasurement(4)	—	—	33,180	—
Settlements(2) (3)	—	1,000	—	3,000
Total before income tax	584	1,736	35,307	5,883
Income tax provision	149	677	9,038	2,287
Current period comprehensive income, net of tax	435	1,059	26,269	3,596
Balance at end of period(1)	$(76,923)	$(115,767)	$(76,923)	$(115,767)

Interest rate swaps:
Balance at beginning of period(1)	$20,121	$—	$7,437	$—
Change in fair value of interest rate swaps	3,106	3,091	20,414	3,091
Amounts reclassified to interest expense—net	(1,017)	911	(1,277)	911
Total before income tax	2,089	4,002	19,137	4,002
Income tax provision	535	1,557	4,899	1,557
Current period comprehensive income, net of tax	1,554	2,445	14,238	2,445
Balance at end of period(1)	$21,675	$2,445	$21,675	$2,445
Accumulated other comprehensive loss at end of period(1)	$(55,248)	$(113,322)	$(55,248)	$(113,322)

(1)	Amounts are presented net of tax.

(2)	Included in the computation of net periodic benefit costs. See Note 14, Retirement Plans, for additional information.

(3)	Included in other income—net in the Consolidated Statements of Comprehensive Income.

(4)	Resulting from the $35 million incremental contribution to the Company's defined benefit pension plan. See Note 14, Retirement Plans, for additional information.

17.	INCOME TAXES
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
The Tax Act reduced the federal corporate income tax rate to 21%, effective January 1, 2018, and provided for bonus depreciation that allows for full expensing of qualified assets placed into service after September 27, 2017. In 2017 and the
26-weeks ended June 30, 2018, the Company recorded provisional amounts of the impact of the corporate tax rate reduction and bonus depreciation that allows for full expensing of qualified property. Consequently, the Company recorded a provisional decrease to deferred tax liabilities of $173 million with a corresponding adjustment to deferred income tax benefit of $173 million for the fiscal year ended December 30, 2017 related to the reduction of the corporate tax rate. Additionally, the Company recorded a provisional increase in net deferred tax liabilities of $4 million with a corresponding adjustment of
$4 million to other long-term liabilities for the fiscal year ended December 30, 2017 related to bonus depreciation that allowed for full expensing of qualified property.
The Company has substantially completed its accounting of the tax effects of the Tax Act. In the 39-weeks ended September 29, 2018, the Company recorded a decrease to deferred tax liabilities of $7 million and a decrease to current taxes payable of $1 million with a corresponding adjustment to income tax benefit of $8 million related to the reduction of the corporate tax rate. The $8 million income tax benefit was primarily the result of the $35 million of incremental contributions to the Company’s defined benefit and other postretirement plans and changes in the method of accounting reflected in the 2017 tax returns as filed. As a result, the Company’s accounting for the ultimate income tax effects of the Tax Act has been substantially finalized and the measurement period under SAB 118 ended as of the 39-weeks ended September 29, 2018.
The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 39-weeks ended September 29, 2018 and September 30, 2017 for purposes of determining its year-to-date tax provision.
The effective tax rate for the 13-weeks ended September 29, 2018 of 19% varied from the 21% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $4 million, primarily related to the adjustments to finalize provisional amounts recorded as of December 30, 2017 related to the reduction of the federal corporate tax rate and a tax benefit of $4 million, primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the Internal Revenue Service (the “IRS”) to change a method of accounting. The effective tax rate for the 13-weeks ended September 30, 2017 of 35% is equivalent to the 35% federal corporate tax rate, primarily as a result of state income taxes being offset by the recognition of various discrete tax items. The discrete tax items included a tax benefit of $7 million, primarily related to excess tax benefits associated with share-based compensation.
The effective tax rate for the 39-weeks ended September 29, 2018 of 16% varied from the 21% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $21 million, primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $8 million resulting from the adjustments to finalize provisional amounts recorded as of December 30, 2017 related to the reduction of the federal corporate tax rate. The effective tax rate for the 39-weeks ended September 30, 2017 of 29% varied from the 35% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $27 million, primarily related to excess tax benefits associated with share-based compensation.

18.	COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business, and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of September 29, 2018, the Company had $804 million of purchase orders and purchase contract commitments, for products to be purchased in the remainder of fiscal year 2018 and in 2019, that were not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At September 29, 2018, the Company had diesel fuel forward purchase commitments totaling $25 million through June 2019. Additionally, as of September 29, 2018, the Company had electricity forward purchase commitments totaling $5 million through June 2021. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.
Legal Proceedings — The Company and its subsidiaries are parties to a number of legal proceedings arising from the normal course of business. These legal proceedings, whether pending, threatened or unasserted, if decided adversely to or settled by the Company, may result in liabilities material to its financial position, results of operations, or cash flows. The Company recognized provisions with respect to the proceedings, where appropriate, in its Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

19.	BUSINESS INFORMATION
The Company’s consolidated results represent the results of its one business segment based on how the Company’s chief operating decision maker, the Chief Executive Officer, views the business for purposes of evaluating performance and making operating decisions.
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
(Dollar amounts presented in millions, unless otherwise noted)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto included in the 2017 Annual Report. This discussion of our results includes certain financial measures that are not required by, or presented in accordance with, GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management does not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed under “Non-GAAP Reconciliations” below.
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
Highlights and Initiatives
Our case volume in the 13-weeks and 39-weeks ended September 29, 2018 decreased 0.8% and 1.3%, respectively. Select planned chain customer exits were partially offset by organic independent restaurant case growth, and, in the 39-weeks ended September 29, 2018, growth due to acquisitions. Net sales declined 0.8% for the 13-weeks and were slightly down for the 39-weeks ended September 29, 2018. The decline in case volume in the 39-weeks ended September 29, 2018 was offset by net sales from acquisitions and year over year inflation, as a significant portion of our business is based on markups over cost.
Gross profit increased $10 million, or 0.9%, to $1,108 million in the 13-weeks ended September 29, 2018 and increased $70 million, or 2.2%, to $3,214 million in the 39-weeks then ended. As a percentage of net sales, gross profit was 18.0% in the 13-weeks ended September 29, 2018, as compared to 17.7% in the prior year period and was 17.7% in the 39-weeks then ended as compared to 17.3% in the prior year period. The favorable rate impact from margin expansion initiatives was partially offset by year over year LIFO adjustments in the 13-weeks ended September 29, 2018. The favorable rate impact in the 39-weeks ended September 29, 2018 was primarily attributable to margin expansion initiatives and the impact of year over year LIFO adjustments.
Total operating expenses increased $20 million, or 2.2%, to $929 million in the 13-weeks ended September 29, 2018, primarily from higher diesel fuel costs and acquisition related costs. Total operating expenses decreased $25 million, or 0.9%, to $2,727 million in the 39-weeks then ended, primarily from lower amortization expense in 2018, partially offset by higher diesel fuel costs, acquisition related costs and higher payroll and related costs.
.

Outlook
Our outlook for fiscal year 2018, as set forth in the 2017 Annual Report, remains unchanged. Our strategy includes continued focus on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.
Results of Operations
The following table presents selected historical results of operations for the periods indicated*:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Consolidated Statements of Operations Data:
Net sales	$6,153	$6,204	$18,134	$18,151
Cost of goods sold	5,044	5,106	14,920	15,007
Gross profit	1,108	1,099	3,214	3,144
Operating expenses:
Distribution, selling and administrative costs	929	909	2,726	2,749
Restructuring charges	—	1	1	3
Total operating expenses	929	909	2,727	2,752
Operating income	179	189	487	392
Other income—net	(3)	(1)	(9)	—
Interest expense—net	42	43	133	126
Income before income taxes	141	147	364	266
Income tax provision	26	51	57	78
Net income	$114	$96	$307	$188
Percentage of Net Sales:
Gross profit	18.0%	17.7%	17.7%	17.3%
Distribution, selling and administrative costs	15.1%	14.6%	15.0%	15.1%
Operating expenses	15.1%	14.7%	15.0%	15.2%
Operating income	2.9%	3.0%	2.7%	2.2%
Net income	1.9%	1.5%	1.7%	1.0%
Adjusted EBITDA(1)	4.6%	4.3%	4.4%	4.2%
Other Data:
Cash flows—operating activities	$133	$138	$444	$506
Cash flows—investing activities	(49)	(102)	(165)	(321)
Cash flows—financing activities	(96)	(38)	(310)	(169)
Capital expenditures	51	55	168	163
EBITDA(1)	267	271	747	687
Adjusted EBITDA(1)	283	267	806	768
Adjusted net income(1)	120	89	319	214
Free cash flow(2)	83	83	276	343

(*)	Amounts may not add due to rounding.

(1)
EBITDA is defined as net income, plus interest expense—net, income tax provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: 1) restructuring charges and tangible asset impairments; 2) share-based compensation expense; 3) the non-cash impact of LIFO reserve adjustments; 4) business transformation costs; and 5) other gains, losses, or charges as specified in USF’s debt agreements. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items.

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
We believe that Adjusted net income is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, amortization, interest expense, and income taxes on a consistent basis from period to period. We believe that Adjusted net income may be used by investors, analysts and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.
Management uses these non-GAAP financial measures (1) to evaluate our historical and prospective financial performance as well as our performance relative to our competitors as they assist in highlighting trends, (2) to set internal sales targets and spending budgets, (3) to measure operational profitability and the accuracy of forecasting, (4) to assess financial discipline over operational expenditures, and (5) as an important factor in determining variable compensation for management and employees. EBITDA and Adjusted EBITDA are also used in connection with certain covenants and restricted activities under our debt agreements. We also believe these non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.
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
The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated*:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net income	$114	$96	$307	$188
Interest expense—net	42	43	133	126
Income tax provision	26	51	57	78
Depreciation and amortization expense	85	81	250	295
EBITDA	267	271	747	687
Adjustments:
Restructuring charges(1)	—	1	1	3
Share-based compensation expense(2)	3	7	20	15
LIFO reserve change(3)	(9)	(26)	(1)	14
Business transformation costs(4)	3	7	18	33
Other(5)	19	8	21	16
Adjusted EBITDA	283	267	806	768
Depreciation and amortization expense	(85)	(81)	(250)	(295)
Interest expense—net	(42)	(43)	(133)	(126)
Income tax provision, as adjusted(6)	(36)	(54)	(104)	(133)
Adjusted net income	$120	$89	$319	$214
Free cash flow
Cash flows from operating activities	$133	$138	$444	$506
Capital expenditures	(51)	(55)	(168)	(163)
Free cash flow	$83	$83	276	$343

(*)	Amounts may not add due to rounding.

(1)	Consists primarily of severance and related costs and organizational realignment costs.

(2)	Share-based compensation expense for expected vesting of stock awards and share purchase plan.

(3)	Represents the non-cash impact of LIFO reserve adjustments.

(4)	Consists primarily of costs related to significant process and systems redesign across multiple functions.

(5)	Other includes gains, losses or charges as specified under our debt agreements.

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

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows*:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

GAAP income tax provision	$26	$51	$57	$78
Tax impact of pre-tax income adjustments	3	(2)	14	30
Discrete tax items	6	5	33	25
Income tax provision, as adjusted	$36	$54	$104	$133
(*) Amounts may not add due to rounding.
Comparison of Results
13-Weeks Ended September 29, 2018 and September 30, 2017
Highlights

•	Total case volume decreased 0.8%. Independent restaurant case volume increased 3.3%.

•	Net sales decreased $51 million, or 0.8%, to $6,153 million.

•	Operating income decreased $10 million, or 5.3%, to $179 million. As a percentage of net sales, operating income decreased to 2.9% in 2018, compared to 3.0% in 2017.

•	Net income was $114 million in 2018, compared to $96 million in 2017.

•	Adjusted EBITDA increased $16 million, or approximately 6.0%, to $283 million. As a percentage of net sales, Adjusted EBITDA increased to 4.6% in 2018, compared to 4.3% in 2017.
Net Sales
Total case volume declined 0.8% in 2018. The decrease reflected select planned chain customer exits, partially offset by growth with independent restaurants. Organic case volume decreased 1.0%, reflecting similar customer trends.
Net sales decreased $51 million, or 0.8%, to $6,153 million in 2018, primarily due to the decrease in case volume. Sales of private brands represented approximately 35% and 34% of total net sales in 2018 and 2017, respectively. Year over year inflation did not materially impact net sales in the 13-weeks ended September 29, 2018.
Gross Profit
Gross profit increased $10 million to $1,108 million in 2018. As a percentage of net sales, gross profit increased 0.3% from 17.7% in 2017 to 18.0% in 2018, primarily due to the favorable rate impact from margin expansion initiatives, partially offset by year over year LIFO adjustments. Our LIFO method of inventory costing resulted in a benefit of $9 million in 2018 compared to a benefit of $26 million in 2017 driven by lower product inflation in certain categories in 2018 compared to 2017.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring charges, increased $20 million, or 2.2%, to $929 million. Operating expenses as a percentage of net sales were 15.1% in 2018, up from 14.7% in 2017. The increase is primarily from an $11 million increase in distribution related costs, primarily higher diesel fuel costs, and acquisition related costs.
Operating Income
Operating income decreased $10 million, or 5.3%, to $179 million in 2018. Operating income as a percent of net sales was 2.9% in 2018, compared to 3.0% in 2017. The change was due to the factors discussed in the relevant sections above.

Other Income—Net
Other income—net includes components of net periodic (credits) benefit costs, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income of $3 million in 2018, primarily due to the improved funded status of our defined benefit and other postretirement retirement plans as of December 30, 2017. The $1 million of income incurred in the prior year period is net of settlement charges for lump sum payments to former participants in our defined benefit pension plan.
Interest Expense—Net
Interest expense—net of $42 million was slightly down as compared to the prior year, primarily due to lower debt levels which were partially offset by the general increase in benchmark interest rates in 2018 compared to 2017.
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
The effective tax rate for 2018 of 19% varied from the 21% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $4 million, primarily related to the adjustments to finalize provisional amounts recorded as of December 30, 2017 related to the reduction of the federal corporate tax rate and a tax benefit of $4 million, primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting. The effective tax rate for 2017 is equivalent to the 35% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $7 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $114 million in 2018 as compared to $96 million in 2017. The improvement in net income was due to the relevant factors discussed above.

39-Weeks Ended September 29, 2018 and September 30, 2017
Highlights

•	Total case volume decreased 1.3%. Independent restaurant case volume increased 3.7%.

•	Net sales of $18,134 million were slightly down as compared to the prior year.

•	Operating income increased $95 million, or 24.3%, to $487 million. As a percentage of net sales, operating income increased to 2.7% in 2018, compared to 2.2% in 2017.

•	Net income was $307 million in 2018, compared to $188 million in 2017.

•	Adjusted EBITDA increased $38 million, or approximately 4.9%, to $806 million. As a percentage of net sales, Adjusted EBITDA increased to 4.4% in 2018, compared to 4.2% in 2017.
Net Sales
Total case volume declined 1.3% in 2018. The decrease reflected select planned chain customer exits, partially offset by growth with independent restaurants. Organic case volume decreased 1.9%, reflecting similar customer trends.
Net sales of $18,134 million were slightly down as compared to the prior year. A 1.3%, or $242 million decrease in case volume, was partially offset by a 1.2%, or $225 million, increase in the overall net sales rate per case. Acquisitions increased net sales by approximately $138 million, or 0.8%. Sales of private brands represented approximately 34% in both 2018 and 2017.
The overall net sales rate per case increase of 1.2%, compared to 2017, is mostly comprised of inflation. We experienced year over year inflation in the beef and grocery categories, which benefited net sales, as a significant portion of our business is based on markups over product cost.

Gross Profit
Gross profit increased $70 million to $3,214 million in 2018. As a percentage of net sales, gross profit increased 0.4% from 17.3% in 2017 to 17.7% in 2018, primarily due to the favorable rate impact from margin expansion initiatives and year over year LIFO adjustments. Our LIFO method of inventory costing resulted in a benefit of $1 million in 2018 compared to expense of $14 million in 2017 driven by lower product inflation in certain categories in 2018 compared to 2017.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring charges, decreased $25 million, or 0.9%, to $2,727 million. Operating expenses as a percentage of net sales were 15.0% in 2018, down from 15.2% in 2017. A reduction in amortization expense of $55 million, driven primarily by the completed amortization of the customer relationship intangible asset initially recognized in 2007 in connection with the acquisition of the Company by the Former Sponsors, was partially offset by $10 million of higher diesel fuel costs, $11 million in additional depreciation expense related to recent property and equipment additions and acquisition related costs. Additionally, wage inflation in 2018 and its effect on payroll and related costs was partially offset by lower incentive compensation costs.
Operating Income
Operating income increased $95 million, or 24.3%, to $487 million in 2018. Operating income as a percent of net sales was 2.7% in 2018, up from 2.2% in 2017. The change was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic (credits) benefit costs, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income of $9 million in 2018, primarily due to the improved funded status of our defined benefit and other postretirement retirement plans as of December 30, 2017. Other income in the prior year period was offset by settlement charges for lump sum payments to former participants in our defined benefit pension plan.
Interest Expense—Net
Interest expense—net increased $7 million, primarily due to the general increase in benchmark interest rates in 2018 compared to 2017 which was partially offset by lower debt levels in 2018.
Income Tax Provision
The effective tax rate for 2018 of 16% varied from the 21% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $21 million, primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $8 million resulting from the adjustments to finalize provisional amounts recorded as of December 30, 2017 related to the reduction of the federal corporate tax rate. The effective tax rate for 2017 of 29% varied from the 35% federal corporate tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items included a tax benefit of $27 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $307 million in 2018 as compared to $188 million in 2017. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements. Terms used but not defined in this discussion are defined in the detailed description of our indebtedness in Note 11, Debt in our consolidated financial statements.
Indebtedness
As of September 29, 2018, the aggregate carrying value of our indebtedness was $3,511 million, net of $12 million of unamortized deferred financing costs.
As of September 29, 2018, we had aggregate commitments for additional borrowings under the ABL Facility and the ABS Facility of $1,304 million, of which $1,259 million was available based on our borrowing base, all of which is secured.

As of September 29, 2018, we had outstanding borrowings of $29 million and had issued letters of credit totaling $377 million under the ABL Facility. There was available capacity on the ABL Facility of $894 million at September 29, 2018, based on the borrowing base calculation.
Borrowings under the ABS Facility were $390 million at September 29, 2018. At our option, we can request additional ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the ABS Facility of $365 million at September 29, 2018, based on the borrowing base calculation.
The Term Loan Facility had a carrying value of $2,144 million as of September 29, 2018, net of $6 million of unamortized deferred financing costs. On June 22, 2018, we amended the Term Loan Facility to lower the interest rate margins on outstanding borrowings to 2.00% for LIBOR borrowings and 1.00% for ABR borrowings.
As of September 29, 2018, our Senior Notes had a carrying value of $594 million, net of $6 million of unamortized deferred financing costs. We also had $344 million of obligations under capital leases for transportation equipment and building leases.
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
As of September 29, 2018, USF had $929 million of restricted payment capacity under our credit facilities, and approximately $2,218 million of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation. As of September 29, 2018, we were in compliance with all of our debt covenants.
SGA Food Group Companies Acquisition
On July 28, 2018, USF entered into a Stock Purchase Agreement with Services Group of America, Inc. (“SGA”) under which it will acquire SGA’s Food Group of Companies, including Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and Gampac Express, Inc., (the “SGA Food Group Companies”), for $1.8 billion in cash. The closing of the contemplated transaction is subject to customary conditions, including the receipt of required regulatory approvals. To fund a substantial portion of the consideration in the contemplated acquisition of the SGA Food Group Companies, USF also entered into a commitment letter with JPMorgan Chase Bank, N.A., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the “Committed Parties”) under which the Committed Parties committed to provide USF with a $1.5 billion senior secured term loan facility in connection with the Term Loan Facility.
Cash Flows
For the periods presented, the following table presents condensed highlights from the cash flow statements*:

	39-Weeks Ended
	September 29, 2018	September 30, 2017

Net income	$307	$188
Changes in operating assets and liabilities, net of business acquisitions	(201)	(39)
Other adjustments	338	358
Net cash provided by operating activities	444	506
Net cash used in investing activities	(165)	(321)
Net cash used in financing activities	(310)	(169)
Net (decrease) increase in cash and cash equivalents	(31)	16
Cash, cash equivalents and restricted cash—beginning of period	119	131
Cash, cash equivalents and restricted cash—end of period	$88	$148
(*) Amounts may not add due to rounding.
Operating Activities
Cash flows provided by operating activities decreased $62 million to $444 million for the 39-weeks ended September 29, 2018. The year over year decrease is primarily driven by the $35 million incremental contribution to our defined benefit pension plan, income tax payments and other working capital activities in 2018.

Investing Activities
Cash flows used in investing activities in the 39-weeks ended September 29, 2018 included cash spending of $168 million on property and equipment for fleet replacement, investments in information technology, as well as new construction and/or expansion of distribution facilities.
During the 39-weeks ended September 30, 2017, business acquisitions included three broadline distributors and two specialty distributors for total cash consideration of approximately $183 million. Approximately $163 million of purchases were made for property and equipment. Cash flows used in investing activities in 2017 were partially offset by $22 million in proceeds from the redemption of a self-funded industrial revenue bond. See “Financing Activities” below for discussion of the offsetting cash outflow.
We expect total capital additions in 2018 to be between $340 million and $350 million, inclusive of approximately $90 million in fleet capital leases. We expect to fund our capital expenditures with available cash or cash generated from operations.
Financing Activities
Cash flows used in financing activities of $310 million in the 39-weeks ended September 29, 2018 included $241 million of net payments on our revolving credit facilities, and $94 million of scheduled payments on non-revolving debt and capital leases. Financing activities in the 39-weeks ended September 29, 2018 also included $18 million and $15 million of proceeds from the exercise of employee stock options and share purchases under our employee stock purchase plan, respectively, partially offset by $6 million of employee tax withholdings paid in connection with vested equity awards.
Cash flows used in financing activities of $169 million in the 39-weeks ended September 30, 2017 included $75 million of net payments on our revolving credit facilities, repayment of a $22 million self-funded industrial revenue bond, see “Investing Activities” above for the offsetting cash inflow, and $62 million of scheduled payments on non-revolving debt and capital leases. The 39-weeks ended September 30, 2017 also included $28 million of employee tax withholdings paid in connection with vested equity awards, partially offset by $15 million and $12 million of proceeds from the exercise of employee stock options and share purchases under our employee stock purchase plan, respectively.
Retirement Plans
We have a qualified retirement plan and a nonqualified retirement plan that pay benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement health and welfare plans that provide benefits for eligible retirees and their dependents. We contributed approximately $70 million to our defined benefit and other postretirement plans during the 39-weeks ended September 29, 2018, of which $35 million was incremental to originally planned 2018 contributions. This completed substantially all of our 2018 contributions to the defined benefit and other postretirement plans.
Certain employees are eligible to participate in USF’s defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may match participant contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum matching contribution of 4%. Our 401(k) plan matching contributions were $11 million for each of the 13-weeks ended September 29, 2018 and September 30, 2017, and $36 million and $34 million for the 39-weeks ended September 29, 2018 and September 30, 2017, respectively.
We also contribute to numerous multiemployer pension plans under the terms of certain collective bargaining agreements. Our contributions to these plans were $9 million for each of the 13-weeks ended September 29, 2018 and September 30, 2017, respectively, and $27 million and $26 million for the 39-weeks ended September 29, 2018 and September 30, 2017.
Off-Balance Sheet Arrangements
As of September 29, 2018, $299 million in letters of credit had been issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs. Additionally, $77 million in letters of credit have been issued to secure our obligations with respect to certain facility leases and $1 million in letters of credit have been issued for other obligations.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
See the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 2017 Annual Report for our contractual cash obligations as of December 30, 2017. There have been no material changes to our specified contractual obligations through September 29, 2018.

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 of the 2017 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 39-weeks ended September 29, 2018.
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements in our consolidated financial statements for information related to new accounting standards.

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
Interest Rate Risk
Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. As of September 29, 2018, after considering interest rate swaps that fixed the interest rate on $1.1 billion of principal of our variable rate term loan, approximately 42% of our debt bears interest at floating rates, based on LIBOR or ABR, as defined in our credit agreements. A 1% change in LIBOR and ABR would cause the interest expense on our floating rate debt to change by approximately $15 million per year (see Note 11, Debt in our consolidated financial statements).
Commodity Price Risk
We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 29, 2018, we had diesel fuel forward purchase commitments totaling $25 million through June 2019. These locked in approximately 24% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $9 million in additional fuel cost on such uncommitted volumes.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
For information relating to legal proceedings, see Note 18, Commitments and Contingencies in our consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A of the 2017 Annual Report.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number

2.1
Stock Purchase Agreement, dated as of July 28, 2018, by and among US Foods, Inc., Services Group of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc., Food Services of America, Inc., Gampac Express, Inc., Systems Services of America, Inc. and, solely for purposes of Article 12 therein, US Foods Holding Corp. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on July 30, 2018).*

31.1	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. US Foods Holding Corp. hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	November 6, 2018	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	November 6, 2018	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer