Form 10-Q
period 2019-03-30
US Foods Holding Corp.
filed 2019-05-07
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-37786

US FOODS HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0347906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
9399 W. Higgins Road, Suite 100
Rosemont, IL 60018
(847) 720-8000
(Address, including Zip Code, and telephone number, including area code, of registrant’s principal executive offices)

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	USFD	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
218,495,826 shares of the registrant's common stock were outstanding as of May 1, 2019.

Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risk, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

• cost inflation/deflation and commodity volatility;
• competition;
• reliance on third-party suppliers and interruption of product supply or increases in product costs;
• changes in our relationships with customers and group purchasing organizations;
• ability to increase or maintain sales to independent restaurants;
• effective integration of acquired businesses;
• achievement of expected benefits from cost savings initiatives;
• increases in fuel costs;
• economic factors affecting consumer confidence and discretionary spending;
• changes in consumer eating habits;
• reputation in the industry;
• labor relations and costs and continued access to qualified and diverse labor;
• cost and pricing structures;
• changes in tax laws and regulations and resolution of tax disputes;
• environmental, health and safety and other government regulation;
• product liability claims;
• adverse judgments or settlements resulting from litigation;
• disruption of existing technologies and implementation of new technologies;
• cybersecurity incidents;
• management of retirement benefits and pension obligations;
• extreme weather conditions, natural disasters and other catastrophic events;
• risks associated with intellectual property, including potential infringement;
• indebtedness and restrictions under agreements governing indebtedness; and
• interest rate increases.
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (the “2018 Annual Report”).
All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 30, 2019	December 29, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92	$104
Accounts receivable, less allowances of $30 and $29	1,408	1,347
Vendor receivables, less allowances of $3 and $3	170	106
Inventories—net	1,272	1,279
Prepaid expenses	111	106
Assets held for sale	7	7
Other current assets	21	30
Total current assets	3,081	2,979
Property and equipment—net	1,849	1,842
Goodwill	3,967	3,967
Other intangibles—net	314	324
Deferred tax assets	7	7
Other assets	173	67
Total assets	$9,391	$9,186
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$155	$157
Accounts payable	1,534	1,359
Accrued expenses and other current liabilities	419	454
Current portion of long-term debt	106	106
Total current liabilities	2,214	2,076
Long-term debt	3,275	3,351
Deferred tax liabilities	293	298
Other long-term liabilities	299	232
Total liabilities	6,081	5,957
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 218 and 217 issued and outstanding as of March 30, 2019 and December 29, 2018, respectively	2	2
Additional paid-in capital	2,795	2,780
Retained earnings	602	531
Accumulated other comprehensive loss	(89)	(84)
Total shareholders’ equity	3,310	3,229
Total liabilities and shareholders' equity	$9,391	$9,186

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)*

	13-Weeks Ended
	March 30, 2019	March 31, 2018
Net sales	$6,031	$5,823
Cost of goods sold	4,979	4,831
Gross profit	1,052	992
Operating expenses:
Distribution, selling and administrative costs	921	887
Restructuring costs	—	2
Total operating expenses	921	889
Operating income	131	103
Other income—net	(2)	(3)
Interest expense—net	42	43
Income before income taxes	91	63
Income tax provision (benefit)	20	(4)
Net income	71	67
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	1	1
Unrecognized (loss) gain on interest rate swaps	(6)	9
Comprehensive income	$66	$77
Net income per share
Basic	$0.33	$0.31
Diluted	$0.32	$0.31
Weighted-average common shares outstanding
Basic	217	215
Diluted	219	217

(*) Prior year amounts may have been rounded to conform with the current year presentation.
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)*

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE—December 29, 2018	217	$2	$2,780	$531	$(84)	$3,229
Share-based compensation expense	—	—	6	—	—	6
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	1	—	6	—	—	6
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Net income	—	—	—	71	—	71
BALANCE—March 30, 2019	218	$2	$2,795	$602	$(89)	$3,310

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE—December 30, 2017	215	$2	$2,720	$124	$(95)	$2,751
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	4	—	—	4
Exercise of stock options	1	—	7	—	—	7
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	9	9
Net income	—	—	—	67	—	67
BALANCE—March 31, 2018	216	$2	$2,738	$191	$(85)	$2,846

(*) Prior year amounts may have been rounded to conform with the current year presentation.
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)*
	13-Weeks Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$71	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	81
Amortization of deferred financing costs	1	1
Deferred tax (benefit) provision	(3)	27
Share-based compensation expense	6	7
Provision for doubtful accounts	6	3
Changes in operating assets and liabilities:
Increase in receivables	(131)	(135)
Decrease in inventories—net	7	1
Increase in prepaid expenses and other assets	(8)	(12)
Increase in accounts payable and cash overdraft liability	183	283
Decrease in accrued expenses and other liabilities	(59)	(131)
Net cash provided by operating activities	154	192
Cash flows from investing activities:
Acquisition of businesses—net of cash	—	(1)
Proceeds from sales of property and equipment	—	1
Purchases of property and equipment	(61)	(57)
Net cash used in investing activities	(61)	(57)
Cash flows from financing activities:
Proceeds from debt borrowings	1,004	864
Principal payments on debt and financing leases	(1,119)	(1,042)
Contingent consideration paid for business acquisitions	—	(1)
Proceeds from employee stock purchase plan	5	4
Proceeds from exercise of stock options	6	7
Tax withholding payments for net share-settled equity awards	(2)	—
Net cash used in financing activities	(106)	(168)
Net decrease in cash, cash equivalents and restricted cash	(13)	(33)
Cash, cash equivalents and restricted cash—beginning of period	105	119
Cash, cash equivalents and restricted cash—end of period	$92	$86
Supplemental disclosures of cash flow information:
Interest (net of amounts capitalized) paid	$36	$33
Income taxes paid—net	1	1
Property and equipment purchases included in accounts payable	17	22
Leased assets obtained in exchange for financing lease liabilities	38	50
Leased assets obtained in exchange for operating lease liabilities	2	—
Cashless exercise of stock options	1	—
(*) Prior year amounts may have been rounded to conform with the current year presentation.
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables in millions, except per share data, unless otherwise noted)

1.	OVERVIEW AND BASIS OF PRESENTATION
US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to in these consolidated financial statements and notes as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods Holding Corp. conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”) and its subsidiaries. All of the Company’s indebtedness, as further described in Note 10, Debt, is a direct obligation of USF and its subsidiaries.
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
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal years 2019 and 2018 are 52-week fiscal years.
The consolidated financial statements included in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in this Quarterly Report are adequate to make the information presented not misleading. These interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the 2018 Annual Report. Prior year amounts may have been rounded to conform with the current year presentation in millions.
The consolidated interim financial statements reflect all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for the full fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This new guidance permits an entity to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. The Company adopted this guidance at the beginning of fiscal year 2019 and elected not to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases, and has issued subsequent amendments to Topic 842. The Company adopted Topic 842 at December 30, 2018, the effective and initial application date, using the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which, among other things, allowed the Company to carry forward the historical lease classification. Adoption of Topic 842 resulted in the recording of additional net lease assets and lease liabilities of approximately $100 million, as of December 30, 2018. The initial adoption of Topic 842 did not materially impact the Company’s Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows. The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 842. See Note 12, Leases.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. This ASU can be adopted prospectively to eligible costs incurred on or after the date of adoption or retrospectively. The Company does not expect the adoption of the guidance under the new standard to materially affect its financial position or results of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward looking, expected loss model to estimate credit losses. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of the provisions of the new standard to materially affect its financial position or results of operations.

3.	REVENUE RECOGNITION
The Company recognizes revenue when the performance obligation is satisfied, which occurs when a customer obtains control of the promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these goods or services. The Company generates substantially all of its revenue from the distribution and sale of food and food-related products and recognizes revenue when title and risk of loss passes and the customer accepts the goods, which occurs at delivery. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of revenue at the time the revenue is recognized. Sales taxes invoiced to customers and remitted to governmental authorities are excluded from net sales. Shipping and handling costs are treated as fulfillment costs and included in distribution, selling and administrative costs.

At March 30, 2019, the Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs. Customer receivables, which are included in Accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.4 billion and $1.3 billion at March 30, 2019 and December 29, 2018, respectively.

The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are they associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $34 million and $37 million included in prepaid expenses in the Company’s Consolidated Balance Sheets at March 30, 2019 and December 29, 2018, respectively, and $36 million and $28 million included in other assets in the Company’s Consolidated Balance Sheets at March 30, 2019 and December 29, 2018, respectively.
The following table presents the disaggregation of revenue for the each of the Company’s principal product categories:

	13-Weeks Ended
	March 30, 2019	March 31, 2018
Meats and seafood	$2,157	$2,068
Dry grocery products	1,060	1,042
Refrigerated and frozen grocery products	988	944
Dairy	605	610
Equipment, disposables and supplies	576	540
Beverage products	329	319
Produce	316	300
Net sales	$6,031	$5,823

4.	INVENTORIES
The Company’s inventories, consisting mainly of food and food-related products, are primarily considered finished goods. Inventory costs include the purchase price of the product, freight costs to deliver it to the Company’s distribution facilities, and depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. At March 30, 2019 and December 29, 2018, LIFO reserves in the Company’s Consolidated Balance Sheets were $128 million and $130 million, respectively. As a result of changes in LIFO reserves, cost of goods sold decreased $2 million and increased $19 million for the 13-weeks ended March 30, 2019 and March 31, 2018, respectively.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM
Under its accounts receivable financing facility (the “ABS Facility”), USF sells, on a revolving basis, eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its right, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders. The Company consolidates the Receivables Company and, consequently, the transfer of the eligible receivables is a transaction internal to the Company and the eligible receivables have not been derecognized from the Company’s Consolidated Balance Sheets. Included in the Company’s accounts receivable balance as of March 30, 2019 and December 29, 2018 was approximately $1.0 billion of receivables held as collateral in support of the ABS Facility. See Note 10, Debt, for a further description of the ABS Facility.

6.	ASSETS HELD FOR SALE
The Company classifies its closed facilities as assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as assets held for sale for more than one year while the Company continues to actively market the facilities. Assets held for sale were $7 million as of March 30, 2019 and December 29, 2018.

7.	PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. At March 30, 2019 and December 29, 2018, property and equipment-net included accumulated depreciation of $2,177 million and $2,117 million, respectively. Depreciation expense was $71 million for each of the 13-weeks ended March 30, 2019 and March 31, 2018.

8.	GOODWILL AND OTHER INTANGIBLES
Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible net assets acquired. Other intangible assets include customer relationships, noncompete agreements, the brand names comprising the Company’s portfolio of exclusive brands, and trademarks. Brand names and trademarks are indefinite-lived intangible assets, and accordingly, are not subject to amortization.
Customer relationships and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and noncompete agreements are amortized over the estimated useful lives (two to five years). Amortization expense was $10 million for each of the 13-weeks ended March 30, 2019 and March 31, 2018.

Goodwill and other intangibles—net consisted of the following:

	March 30, 2019	December 29, 2018
Goodwill	$3,967	$3,967
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$154	$154
Accumulated amortization	(94)	(85)
Net carrying value	60	69
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(1)
Net carrying value	1	2
Brand names and trademarks—not amortizing	253	253
Total other intangibles—net	$314	$324

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. The Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of July 1, 2018, the first day of the third quarter of fiscal year 2018, with no impairments noted.

9.	FAIR VALUE MEASUREMENTS
The Company follows the accounting standards for fair value, under which fair value is a market-based measurement, not an entity-specific measurement. The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s assets and liabilities measured at fair value on a recurring basis as of March 30, 2019 and December 29, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	March 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5	$—	$—	$5
Interest rate swaps	—	12	—	12
	$5	$12	$—	$17

	December 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1	$—	$—	$1
Interest rate swaps	—	19	—	19
	$1	$19	$—	$20

There were no significant assets or liabilities in the Company's Consolidated Balance Sheets measured at fair value on a nonrecurring basis.
Recurring Fair Value Measurements
Money Market Funds
Money market funds include highly liquid investments with a maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.
Derivative Financial Instruments
The Company uses interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate Term Loan Facility (as defined in Note 10, Debt).
On August 1, 2017, USF entered into four-year interest rate swap agreements with a notional amount of $1.1 billion, reducing to $825 million in the fourth year. These swaps effectively converted approximately half of the principal amount of the Term Loan Facility from a variable to a fixed rate loan. The Company effectively pays an aggregate rate of 3.71% on the notional amount covered by the interest rate swaps, comprised of 1.71% plus a spread of 2.00% (see Note 10, Debt).
The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company. The following table presents the balance sheet location and fair value of the interest rate swaps at March 30, 2019 and December 29, 2018:

		Fair Value
	Balance Sheet Location	March 30, 2019	December 29, 2018
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$7	$8
Interest rate swaps	Other assets	$5	$11
	Total	$12	$19

Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the 13-weeks ended March 30, 2019 and March 31, 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13-weeks ended March 30, 2019
Interest rate swaps	$(4)	Interest expense—net	$(2)
For the 13-weeks ended March 31, 2018
Interest rate swaps	$9	Interest expense—net	$—

During the next twelve months, the Company estimates that $7 million will be reclassified from accumulated other comprehensive loss to income.
Credit Risk-Related Contingent Features—The interest swap agreements contain a provision whereby the Company could be declared in default on its hedging obligations if more than $75 million of the Company’s other indebtedness is accelerated. As of March 30, 2019, none of our indebtedness was accelerated.
We review counterparty credit risk and currently are not aware of any facts that indicate our counterparties will not be able to comply with the contractual terms of their agreements.
Other Fair Value Measurements
The carrying value of cash, restricted cash, accounts receivable, cash overdraft liability, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated its carrying value of $3.4 billion and $3.5 billion as of March 30, 2019 and December 29, 2018, respectively. The fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “Senior Notes”), was $0.6 billion as of March 30, 2019 and December 29, 2018, based upon the closing market prices of the Senior Notes on both dates, and is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

10.	DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate at March 30, 2019	March 30, 2019	December 29, 2018
ABL Facility	October 20, 2020	—	$—	$81
ABS Facility	September 21, 2020	3.49%	270	275
Term Loan Facility (net of $6 of unamortized deferred financing costs)	June 27, 2023	4.50%	2,134	2,145
Senior Notes (net of $5 of unamortized deferred financing costs)	June 15, 2024	5.88%	595	595
Obligations under financing leases	2019–2026	2.00% - 6.17%	373	352
Other debt	2021–2031	5.75% - 9.00%	9	9
Total debt			3,381	3,457
Current portion of long-term debt			(106)	(106)
Long-term debt			$3,275	$3,351

At March 30, 2019, after considering interest rate swaps that fixed the interest rate on $1.1 billion of principal of the Term Loan Facility described below, approximately 39% of the Company’s total debt was at a floating rate.
ABL Facility—USF’s asset backed senior secured revolving loan facility (the “ABL Facility”) provides for loans under two tranches: ABL Tranche A-1 and ABL Tranche A, with its capacity limited by a borrowing base. The maximum borrowing available is $1,300 million, with ABL Tranche A-1 at $100 million, and ABL Tranche A at $1,200 million.
As of March 30, 2019, USF had no outstanding borrowings, but had issued letters of credit totaling $371 million, under the ABL Facility. Outstanding letters of credit included: (1) $299 million issued in favor of certain commercial insurers to secure USF’s obligations with respect to its self-insurance program, (2) $71 million issued to secure USF’s obligations with respect to certain real estate leases, and (3) $1 million issued for other obligations. There was available capacity under the ABL Facility of $929 million at March 30, 2019. USF may periodically elect to pay interest at an alternative base rate (“ABR”), as defined under the ABL Facility, or the London Interbank Offered Rate (“LIBOR”) plus the applicable interest rate spread as provided for in the credit agreement. The interest rate spreads are based upon USF’s consolidated secured leverage ratio.
ABS Facility—Under the ABS Facility, USF sells, on a revolving basis, its eligible receivables to the Receivables Company. See Note 5, Accounts Receivable Financing Program.
The maximum capacity under the ABS Facility is $800 million. Borrowings under the ABS Facility were $270 million at March 30, 2019. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity under the ABS Facility of $496 million at March 30, 2019.
Term Loan Facility—USF's senior secured term loan facility (the “Term Loan Facility”) had an outstanding balance of $2.1 billion at March 30, 2019. The table above reflects the March 30, 2019 interest rate on the unhedged portion of the Term Loan Facility. With respect to the portion of the Term Loan Facility subject to interest rate hedging agreements (which was $1.1 billion as of March 30, 2019), the effective interest rate is 3.71%.
Restrictive Covenants
USF's credit agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of March 30, 2019, USF had $1.0 billion of restricted payment capacity under these covenants, and approximately $2.3 billion of its net assets were restricted considering the net deferred tax assets and intercompany balances that eliminate in consolidation.

11.	RESTRUCTURING LIABILITIES
The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs. Restructuring costs were de minimis during the 13-weeks ended March 30, 2019 and $2 million, net during the 13-weeks ended March 31, 2018. Restructuring liabilities were $1 million and $2 million at March 30, 2019 and December 29, 2018, respectively.

12.	LEASES
The Company leases certain distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use (“ROU”) asset in the Company’s Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. For the Company’s leases that do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The lease terms may include options to extend, terminate or buy out the lease. When it is reasonably certain that the Company will exercise these options, they are included in ROU assets and the estimated lease liabilities. Leases with an initial term of 12 months or less are not recorded in the Company's Consolidated Balance Sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. Separately for office and warehouse equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred.

The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheet at March 30, 2019:

Leases	Consolidated Balance Sheet Location	March 30, 2019
Assets
Operating lease assets	Other assets	$102
Financing lease assets	Property and equipment-net(1)	352
Total leased assets		$454

Liabilities
Current:
Operating	Accrued expenses and other current liabilities(2)	$29
Financing	Current portion of long-term debt	84
Noncurrent:
Operating	Other long-term liabilities(2)	102
Financing	Long-term debt	289
Total lease liabilities		$504

(1)	Financing lease assets are recorded net of accumulated amortization of $222 million as of March 30, 2019.

(2)	Operating lease liabilities include current and noncurrent liabilities of $3 million and $16 million, respectively, related to an unfunded lease obligation on a distribution facility through 2023.
The following table presents the location of lease costs in the Company's Consolidated Statement of Comprehensive Income for the 13-weeks ended March 30, 2019:

Lease Cost	Statement of Comprehensive Income Location	13-Weeks Ended March 30, 2019
Operating lease cost	Distribution, selling and administrative costs	$7
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	17
Interest on lease liabilities	Interest expense-net	3
Variable lease cost(1)	Distribution, selling and administrative costs	1
Net lease cost		$28

(1)	Includes short-term leases and sub-lease income, each of which are immaterial.

Future lease payments under lease agreements as of March 30, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases(1)	Financing Leases	Total
Remainder of 2019	$26	$71	$97
2020	34	99	133
2021	30	77	107
2022	27	55	82
2023	23	51	74
2024	3	35	38
After 2024	4	18	22
Total lease payments	147	406	553
Less amount representing interest	(16)	(33)	(49)
Present value of lease liabilities	$131	$373	$504

(1)	Operating lease payments include $23 million in payments, $19 million net of interest, on an unfunded lease obligation on a distribution facility through 2023.
Future minimum lease payments in effect as of December 29, 2018 under noncancelable lease arrangements, as determined prior to the adoption of Topic 842, were as follows:

Future Minimum Lease Payments(1)	Operating Leases(2)	Financing Leases	Total
2019	$34	$95	$129
2020	34	84	118
2021	30	71	101
2022	27	54	81
2023	23	43	66
After 2023	7	38	45
Total lease payments	155	385	540
Less amount representing interest	(4)	(33)	(37)
Present value of minimum lease payments	$151	$352	$503

(1)	Information in this table has been conformed to the current year presentation under Topic 842.

(2)	Operating lease payments include $24 million in payments, $20 million net of interest, on an unfunded lease obligation on a distribution facility through 2023.

Other information related to lease agreements for the 13-weeks ended March 30, 2019 was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	13-Weeks Ended March 30, 2019
Operating cash flows from operating leases	$6
Operating cash flows from financing leases	3
Financing cash flows from financing leases	17

Lease Term and Discount Rate	March 30, 2019
Weighted-average remaining lease term (years):
Operating leases	5.28
Financing leases	5.66
Weighted-average discount rate:
Operating leases	4.4%
Financing leases	3.6%

13.	RETIREMENT PLANS
The Company has defined benefit and defined contribution retirement plans for its employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents. Also, the Company contributes to various multiemployer plans under certain of its collective bargaining agreements.
The components of net periodic pension benefit (credits) costs for Company sponsored defined benefit plans were as follows:

	13-Weeks Ended
	March 30, 2019	March 31, 2018
Components of net periodic pension benefit (credits) costs
Service cost	$1	$1
Interest cost	9	9
Expected return on plan assets	(12)	(13)
Amortization of net loss	1	1
Net periodic pension benefit credits	$(1)	$(2)

Other postretirement net periodic benefit costs were de minimis for the 13-weeks ended March 30, 2019 and March 31, 2018.
The service cost component of net periodic pension benefit credits is included in distribution, selling and administrative costs, while the other components of net periodic pension benefit credits are included in other income—net, respectively, in the Company's Consolidated Statements of Comprehensive Income.
The Company does not expect to make a significant contribution to its Company sponsored defined benefit plans in fiscal year 2019.
Certain employees are eligible to participate in the Company's 401(k) savings plan. This plan provides that, under certain circumstances and subject to applicable IRS limits, the Company may match participant contributions of up to 100% of the first 3% of a participant’s eligible compensation and 50% of the next 2% of a participant’s eligible compensation, for a maximum employer matching contribution of 4%. The Company made matching employer contributions to the 401(k) plan of $13 million for each of the 13-weeks ended March 30, 2019 and March 31, 2018.
The Company also contributes to various multiemployer pension plans under certain of its collective bargaining agreements. The Company’s contributions to these plans were $9 million for each of the 13-weeks ended March 30, 2019 and March 31, 2018.

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

The following table sets forth the computation of basic and diluted EPS:

	13-Weeks Ended
	March 30, 2019	March 31, 2018
Numerator:
Net income	$71	$67
Denominator:
Weighted-average common shares outstanding	217	215
Dilutive effect of share-based awards	2	2
Weighted-average dilutive shares outstanding	219	217
Basic earnings per share	$0.33	$0.31
Diluted earnings per share	$0.32	$0.31

15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13-Weeks Ended
	March 30, 2019	March 31, 2018
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance at beginning of period (1)	$(97)	$(103)
Reclassification adjustments:
Amortization of net loss(2) (3)	1	1
Total before income tax	1	1
Income tax provision	—	—
Current period comprehensive income, net of tax	1	1
Balance at end of period(1)	$(96)	$(102)

Interest rate swaps:
Balance at beginning of period (1)	$13	$8
Change in fair value of interest rate swaps	(5)	12
Amounts reclassified to interest expense—net	(2)	—
Total before income tax	(7)	12
Income tax (benefit) provision	(1)	3
Current period comprehensive (loss) income, net of tax	(6)	9
Balance at end of period(1)	$7	$17
Accumulated other comprehensive loss at end of period(1)	$(89)	$(85)

(1)	Amounts are presented net of tax.

(2)	Included in the computation of net periodic benefit costs. See Note 13, Retirement Plans, for additional information.

(3)	Included in other income—net in the Consolidated Statements of Comprehensive Income.

16.	INCOME TAXES
The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 13-weeks ended March 30, 2019 and March 31, 2018 for purposes of determining its year-to-date tax provision.
For the 13-weeks ended March 30, 2019, the Company's effective income tax rate was 22%, compared to the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to the reduction of an unrecognized tax benefit following a lapse of the statute of limitations and a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation. For the 13-weeks ended March 31, 2018, the Company's effective income tax rate was (7)%, compared to the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $19 million, primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, and a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation.

17.	COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business, and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of March 30, 2019, the Company had $791 million of purchase orders and purchase contract commitments to be purchased in the remainder of fiscal year 2019 and $73 million of information technology commitments through September 2023 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At March 30, 2019, the Company had diesel fuel forward purchase commitments totaling $100 million through August 2020. Additionally, as of March 30, 2019, the Company had electricity forward purchase commitments totaling $5 million through March 2021. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
Legal Proceedings—The Company is subject to a number of legal proceedings arising in the normal course of business. These legal proceedings, whether pending, threatened or unasserted, if decided adversely to or settled by the Company, may result in liabilities material to its financial position, results of operations, or cash flows. The Company has recognized provisions with respect to the proceedings, where appropriate, in its Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

18.	BUSINESS INFORMATION
The Company’s consolidated results represent the operating results of its one business segment based on how the Company’s chief operating decision maker, the Chief Executive Officer, views the business for purposes of evaluating performance and making operating decisions.
The Company markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution facilities and operations. The Company’s distribution facilities form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution facilities. Capital projects, whether for cost savings or generating incremental revenue, are evaluated based on estimated economic returns to the organization as a whole.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and notes included in our 2018 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with, GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance because they exclude amounts that our management does not consider part of our core operations when assessing our performance and underlying trends. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below.
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
We supply approximately 250,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide approximately 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 5,000 suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of 63 distribution facilities and fleet of approximately 6,000 trucks allows us to operate efficiently and to provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
Operating Metrics
Case growth—Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.
Highlights and Initiatives
Total case volume for the 13-weeks ended March 30, 2019 increased 1.4%, primarily due to independent restaurant case growth of 5.5%. Net sales increased 3.6% for the 13-weeks ended March 30, 2019, primarily due to the increase in case volume and year over year inflation, as a significant portion of our business is based on markups over cost.
Gross profit increased $60 million, or 6.0%, to $1,052 million for the 13-weeks ended March 30, 2019. As a percentage of net sales, gross profit was 17.4% for the 13-weeks ended March 30, 2019, as compared to 17.0% for the prior year period, primarily as a result of the impact of margin expansion initiatives, favorable year over year LIFO adjustments and lower inbound freight costs.
Total operating expenses increased $32 million, or 3.6%, to $921 million for the 13-weeks ended March 30, 2019, primarily as a result of higher payroll and related costs and acquisition related costs.
Outlook
Our outlook for fiscal year 2019, as set forth in the 2018 Annual Report, remains unchanged. Our strategy includes continued focus on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in our business.

Results of Operations
The following table presents selected historical results of operations for the periods indicated*:

	13-Weeks Ended
	March 30, 2019	March 31, 2018
Consolidated Statements of Operations Data:
Net sales	$6,031	$5,823
Cost of goods sold	4,979	4,831
Gross profit	1,052	992
Operating expenses:
Distribution, selling and administrative costs	921	887
Restructuring costs	—	2
Total operating expenses	921	889
Operating income	131	103
Other income—net	(2)	(3)
Interest expense—net	42	43
Income before income taxes	91	63
Income tax provision (benefit)	20	(4)
Net income	$71	$67
Percentage of Net Sales:
Gross profit	17.4%	17.0%
Distribution, selling and administrative costs	15.3%	15.2%
Operating expenses	15.3%	15.3%
Operating income	2.2%	1.8%
Net income	1.2%	1.2%
Adjusted EBITDA(1)	3.8%	3.8%
Other Data:
Cash flows—operating activities	$154	$192
Cash flows—investing activities	(61)	(57)
Cash flows—financing activities	(106)	(168)
Capital expenditures	61	57
EBITDA(1)	214	187
Adjusted EBITDA(1)	232	224
Adjusted net income(1)	81	75
Free cash flow(2)	93	135

(*)	Prior year amounts may have been rounded to conform with the current year presentation.

(1)
EBITDA is defined as net income, plus interest expense—net, income tax provision (benefit), and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) restructuring costs and tangible asset impairments; (2) share-based compensation expense; (3) the non-cash impact of LIFO reserve adjustments; (4) business transformation costs; and (5) other gains, losses, or charges as specified in the agreements governing our indebtedness. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Quarterly Report are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

(2)
Free cash flow is defined as cash flows provided by operating activities less capital expenditures. Free cash flow as presented in this Quarterly Report is a supplemental measure of our liquidity that is not required by, or presented in accordance with, GAAP. It is not a measurement of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities or any other liquidity measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

Non-GAAP Reconciliations
We provide EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow as supplemental measures to GAAP measures regarding our operational performance and liquidity. These non-GAAP financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.
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
We use Free cash flow as a supplemental measure to GAAP measures regarding the liquidity of our operations. We measure Free cash flow as cash flows provided by operating activities less capital expenditures. We believe that Free cash flow is a useful financial metric to assess our ability to pursue business opportunities and investments. Free cash flow is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities.
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
The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated*:

	13-Weeks Ended
	March 30, 2019	March 31, 2018
Net income	$71	$67
Interest expense—net	42	43
Income tax provision (benefit)	20	(4)
Depreciation and amortization expense	81	81
EBITDA	214	187
Adjustments:
Restructuring costs(1)	—	2
Share-based compensation expense(2)	6	7
LIFO reserve change(3)	(2)	19
Business transformation costs(4)	1	8
SGA acquisition related costs and other(5)	13	1
Adjusted EBITDA	232	224
Depreciation and amortization expense	(81)	(81)
Interest expense—net	(42)	(43)
Income tax provision, as adjusted(6)	(28)	(25)
Adjusted net income	$81	$75
Free cash flow
Cash flows from operating activities	$154	$192
Capital expenditures	(61)	(57)
Free cash flow	$93	$135

(*)	Prior year amounts may have been rounded to conform with the current year presentation.

(1)	Consists primarily of severance and related costs and organizational realignment costs.

(2)	Share-based compensation expense for expected vesting of stock and option awards and employee stock purchase plan.

(3)	Represents the non-cash impact of LIFO reserve adjustments.

(4)	Consists primarily of costs related to significant process and systems redesign across multiple functions.

(5)
2019 primarily consists of acquisition related costs related to the contemplated acquisition of the SGA Food Group Companies. Prior year amount includes gains, losses or charges as specified under the agreements governing our indebtedness.

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

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows*:

	13-Weeks Ended
	March 30, 2019	March 31, 2018
GAAP income tax provision (benefit)	$20	$(4)
Tax impact of pre-tax income adjustments	5	8
Discrete tax items	3	21
Income tax provision, as adjusted	$28	$25

(*)	Prior year amounts may have been rounded to conform with the current year presentation.
Comparison of Results
13-Weeks Ended March 30, 2019 and March 31, 2018
Highlights

•	Total case volume increased 1.4% and independent restaurant case volume increased 5.5% in 2019.

•	Net sales increased $208 million, or 3.6%, to $6,031 million in 2019.

•	Operating income increased $28 million, or 27.2%, to $131 million in 2019. As a percentage of net sales, operating income increased to 2.2% in 2019, compared to 1.8% in 2018.

•	Net income was $71 million in 2019, compared to $67 million in 2018.

•	Adjusted EBITDA increased $8 million, or 3.6%, to $232 million. As a percentage of net sales, Adjusted EBITDA was 3.8% in both 2019 and 2018.
Net Sales
Total case volume increased 1.4% in 2019. The increase reflects growth with independent restaurants of 5.5%.
Net sales increased $208 million, or 3.6%, to $6,031 million in 2019, comprised of a 1.4%, or $81 million, increase in case volume and a 2.2%, or $127 million, increase in the overall net sales rate per case. Sales of private brands represented approximately 35% and 34% of net sales in 2019 and 2018, respectively.
The increase in net sales rate per case of 2.2% primarily reflects year over year inflation. We experienced year over year inflation in the poultry, grocery and produce categories, which benefited net sales since a significant portion of our business is based on markups over product cost.
Gross Profit
Gross profit increased $60 million to $1,052 million in 2019. As a percentage of net sales, gross profit increased 0.4% from 17.0% in 2018 to 17.4% in 2019, primarily due to the favorable impact from margin expansion initiatives, favorable year over year LIFO adjustments and lower inbound freight costs. Our LIFO method of inventory costing resulted in income of $2 million in 2019 compared to expense of $19 million in 2018, primarily as a result of lower product inflation in certain categories in 2019 compared to 2018.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs, increased $32 million, or 3.6%, to $921 million in 2019. Operating expenses as a percentage of net sales were 15.3% in 2019 and 2018. The increase includes $15 million of higher payroll and related costs, $11 million of acquisition related costs and $6 million of higher diesel fuel and other distribution related costs.
Operating Income
Operating income increased $28 million, or 27.2%, to $131 million in 2019. Operating income as a percent of net sales was 2.2% in 2019, up from 1.8% in 2018. The change was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $2 million and $3 million in 2019 and 2018, respectively.
Interest Expense—Net
Interest expense—net decreased $1 million to $42 million in 2019, primarily due to lower debt levels in 2019, partially offset by an increase in benchmark interest rates in 2019 compared to 2018.
Income Tax Provision (Benefit)
For the 13-weeks ended March 30, 2019, our effective income tax rate was 22%, compared to the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to the reduction of an unrecognized tax benefit following a lapse of the statute of limitations and a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation. For the 13-weeks ended March 31, 2018, our effective income tax rate was (7)%, compared to the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $19 million, primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, and a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $71 million in 2019 as compared to $67 million in 2018. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements.
Indebtedness
As of March 30, 2019, the aggregate carrying value of our indebtedness was $3,381 million, net of $11 million of unamortized deferred financing costs.
As of March 30, 2019, we had aggregate commitments for additional borrowings under the ABL Facility and the ABS Facility of $1,459 million, of which $1,425 million was available based on our borrowing base
The ABL Facility provides for loans of up to $1,300 million, with its capacity limited by our borrowing base. As of March 30, 2019, we had no outstanding borrowings and had issued letters of credit totaling $371 million under the ABL Facility. There was available capacity of $929 million under the ABL Facility at March 30, 2019 based on our borrowing base.
The maximum capacity under the ABS Facility is $800 million, with its capacity limited by our borrowing base. Outstanding borrowings under the ABS Facility were $270 million at March 30, 2019. There was available capacity of $496 million under the ABS Facility at March 30, 2019 based on our borrowing base.
The Term Loan Facility had a carrying value of $2,134 million as of March 30, 2019, net of $6 million of unamortized deferred financing costs.
As of March 30, 2019, our Senior Notes had a carrying value of $595 million, net of $5 million of unamortized deferred financing costs. As of March 30, 2019, we also had $373 million of obligations under financing leases for transportation equipment and building leases.

We believe that the combination of cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.
As of March 30, 2019, USF had $1.0 billion of restricted payment capacity under its credit facilities, and approximately $2.3 billion of its net assets were restricted after considering the net deferred tax assets and intercompany balances that are eliminated in consolidation. As of March 30, 2019, we were in compliance with all of our debt covenants.
Every quarter, we review rating agency changes for all of the lenders that have a continuing obligation to provide us with funding. We are not aware of any facts that indicate our lenders will not be able to comply with the contractual terms of their agreements with us. We continue to monitor the credit markets generally and the strength of our lender counterparties.
SGA Food Group Companies Acquisition
On July 28, 2018, we entered into a Stock Purchase Agreement with SGA under which we agreed to acquire the SGA Food Group Companies for $1.8 billion in cash. The closing of the contemplated transaction is subject to customary conditions, including the receipt of required regulatory approvals. To fund a substantial portion of the consideration, we entered into a commitment letter with the Committed Parties under which the Committed Parties committed to provide us with a $1.5 billion senior secured term loan facility.
Cash Flows

The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented*:

	13-Weeks Ended
	March 30, 2019	March 31, 2018

Net income	$71	$67
Changes in operating assets and liabilities	(8)	6
Other adjustments	91	119
Net cash provided by operating activities	154	192
Net cash used in investing activities	(61)	(57)
Net cash used in financing activities	(106)	(168)
Net decrease in cash, cash equivalents and restricted cash	(13)	(33)
Cash, cash equivalents and restricted cash—beginning of period	105	119
Cash, cash equivalents and restricted cash—end of period	$92	$86
(*) Prior year amounts may have been rounded to conform with the current year presentation.
Operating Activities
Cash flows provided by operating activities decreased $38 million to $154 million for the 13-weeks ended March 30, 2019. The year over year decrease was primarily driven by working capital benefits during 2018.
Investing Activities
Cash flows used in investing activities for the 13-weeks ended March 30, 2019 and March 31, 2018 included cash expenditures of $61 million and $57 million, respectively, on property and equipment for fleet replacement and investments in information technology, as well as new construction and/or expansion of distribution facilities.
We expect total capital additions in fiscal year 2019 to be between $335 million and $345 million, inclusive of approximately $75 million in fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations.
Financing Activities
Cash flows used in financing activities of $106 million for the 13-weeks ended March 30, 2019 included $86 million of net payments under our revolving credit facilities and $29 million of scheduled payments under our non-revolving debt and financing leases. Financing activities for the 13-weeks ended March 30, 2019 also included $6 million and $5 million of proceeds received from the exercise of employee stock options and stock purchases under our employee stock purchase plan, respectively, partially offset by $2 million of employee tax withholdings paid in connection with the vesting of equity awards.
Cash flows used in financing activities of $168 million for the 13-weeks ended March 31, 2018 included $155 million of net payments under our revolving credit facilities and $23 million of scheduled payments under our non-revolving debt and financing leases. Financing activities for the 13-weeks ended March 31, 2018 also included $7 million and $4 million of proceeds received from the exercise of employee stock options and stock purchases under our employee stock purchase plan, respectively.
Retirement Plans

We sponsor defined benefit and defined contribution retirement plans that pay benefits to eligible employees at retirement. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. We do not expect to make a significant contribution to the Company sponsored defined benefit and other postretirement plans in fiscal year 2019. We contributed $10 million to the Company sponsored defined benefit and other postretirement plans during the 13-weeks ended March 31, 2018.
Certain employees are eligible to participate in our 401(k) savings plan. This plan provides that, under certain circumstances and subject to applicable IRS limits, we may match participant contributions of up to 100% of the first 3% of a participant’s eligible compensation and 50% of the next 2% of a participant’s eligible compensation, for a maximum employer matching contribution of 4%. We made employer matching contributions to the 401(k) plan of $13 million for each of the 13-weeks ended March 30, 2019 and March 31, 2018.
We also contribute to various multiemployer pension plans under certain of the Company's collective bargaining agreements. Our contributions to these plans were $9 million for each of the 13-weeks ended March 30, 2019 and March 31, 2018.
Off-Balance Sheet Arrangements
As of March 30, 2019, we entered into $299 million of letters of credit in favor of certain commercial insurers to secure obligations with respect to our self-insurance programs. Additionally, we entered into $71 million of letters of credit to secure obligations with respect to certain of our real estate leases, and $1 million of letters of credit for other obligations.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
See the Contractual Obligations section in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report for our contractual cash obligations as of December 29, 2018. There have been no material changes to our specified contractual obligations through March 30, 2019.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 13-weeks ended March 30, 2019.
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, in our consolidated financial statements for information related to new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain risks arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through managing our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding. During 2017, we entered into interest rate swap agreements to limit our exposure to variable interest rate terms on certain borrowings under our Term Loan Facility. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices.
Interest Rate Risk
As of March 30, 2019, after considering interest rate swaps that fixed the interest rate on $1.1 billion of the principal amounts of our Term Loan Facility, approximately 39% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as defined in the credit agreements. A 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $13 million per year (see Note 10, Debt, in our consolidated financial statements). As was announced in July 2017, the use of LIBOR is expected to be phased out by the end of 2021. We are unable to predict the use of alternative reference rates and corresponding rate risk at this time.
Fuel Price Risk
We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 30, 2019, we had diesel fuel forward purchase commitments totaling $100 million through August 2020. These locked in approximately 52% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel fuel prices from the projected market prices could result in approximately $10 million in additional fuel cost on such uncommitted volumes.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information relating to legal proceedings, see Note 17, Commitments and Contingencies, in our consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors” of the 2018 Annual Report.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number

3.1
Restated Certificate of Incorporation of US Foods Holding Corp., effective as of May 1, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 2, 2019 (File No. 001-37786)).

3.2
Amended and Restated Bylaws of US Foods Holding Corp., effective as of May 1, 2019 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 2, 2019 (File No. 001-37786)).

10.1*	US Foods Holding Corp. Annual Incentive Plan, effective as of January 1, 2019.

10.2*
US Foods Holding Corp. 2019 Long-Term Incentive Plan, effective as of May 1, 2019 (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed with the SEC on March 20, 2019 (File No. 001-37786)).

10.3*	Form of Performance-Based Restricted Stock Unit Grant Notice and Agreement under the US Foods Holding Corp. 2019 Long-Term Incentive Plan.

10.4*	Form of Time-Based Restricted Stock Unit Grant Notice and Agreement under the US Foods Holding Corp. 2019 Long-Term Incentive Plan.

10.5*	Form of Time-Based Option Grant Notice and Agreement under the US Foods Holding Corp. 2019 Long-Term Incentive Plan.

10.6*	Form of Time-Based Restricted Stock Grant Notice and Agreement under the 2016 US Foods Holding Corp. Omnibus Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	May 7, 2019	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	May 7, 2019	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer