Form 10-Q
period 2019-06-29
US Foods Holding Corp.
filed 2019-08-06
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
219,170,948 shares of the registrant's common stock were outstanding as of August 1, 2019.

Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

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
• interest rate increases; and
• factors relating to ownership of our common stock.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 29, 2019	December 29, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96	$104
Accounts receivable, less allowances of $28 and $29	1,391	1,347
Vendor receivables, less allowances of $3 and $3	170	106
Inventories—net	1,277	1,279
Prepaid expenses	94	106
Assets held for sale	1	7
Other current assets	13	30
Total current assets	3,042	2,979
Property and equipment—net	1,836	1,842
Goodwill	3,967	3,967
Other intangibles—net	304	324
Deferred tax assets	6	7
Other assets	184	67
Total assets	$9,339	$9,186
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$139	$157
Accounts payable	1,535	1,359
Accrued expenses and other current liabilities	438	454
Current portion of long-term debt	104	106
Total current liabilities	2,216	2,076
Long-term debt	3,101	3,351
Deferred tax liabilities	286	298
Other long-term liabilities	301	232
Total liabilities	5,904	5,957
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 219 and 217 issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	2	2
Additional paid-in capital	2,811	2,780
Retained earnings	718	531
Accumulated other comprehensive loss	(96)	(84)
Total shareholders’ equity	3,435	3,229
Total liabilities and shareholders' equity	$9,339	$9,186

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)*

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$6,443	$6,158	$12,474	$11,981
Cost of goods sold	5,301	5,044	10,280	9,875
Gross profit	1,142	1,114	2,194	2,106
Operating expenses:
Distribution, selling and administrative costs	948	909	1,869	1,796
Restructuring (benefits) costs	—	(1)	—	1
Total operating expenses	948	908	1,869	1,797
Operating income	194	206	325	309
Other income—net	(2)	(3)	(4)	(6)
Interest expense—net	42	48	84	91
Income before income taxes	154	161	245	224
Income tax provision	38	35	58	31
Net income	116	126	187	193
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	1	25	2	26
Unrecognized (loss) gain on interest rate swaps	(8)	3	(14)	12
Comprehensive income	$109	$154	$175	$231
Net income per share
Basic	$0.53	$0.58	$0.86	$0.90
Diluted	$0.53	$0.58	$0.85	$0.89
Weighted-average common shares outstanding
Basic	218	216	218	215
Diluted	219	218	219	217

(*) Prior year amounts may have been rounded to conform with the current year presentation.
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)*

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE—December 29, 2018	217	$2	$2,780	$531	$(84)	$3,229
Share-based compensation expense	—	—	6	—	—	6
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	1	—	6	—	—	6
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Net income	—	—	—	71	—	71
BALANCE—March 30, 2019	218	2	2,795	602	(89)	3,310
Share-based compensation expense	—	—	9	—	—	9
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	1	—	5	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(3)	—	—	(3)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(8)	(8)
Net income	—	—	—	116	—	116
BALANCE—June 29, 2019	219	$2	$2,811	$718	$(96)	$3,435

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE—December 30, 2017	215	$2	$2,720	$124	$(95)	$2,751
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	4	—	—	4
Exercise of stock options	1	—	7	—	—	7
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	9	9
Net income	—	—	—	67	—	67
BALANCE—March 31, 2018	216	2	2,738	191	(85)	2,846
Share-based compensation expense	—	—	10	—	—	10
Proceeds from employee stock purchase plan	—	—	6	—	—	6
Exercise of stock options	1	—	9	—	—	9
Tax withholding payments for net share-settled equity awards	—	—	(5)	—	—	(5)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	25	25
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	3	3
Net income	—	—	—	126		126
BALANCE—June 30, 2018	217	$2	$2,758	$317	$(57)	$3,020

(*) Prior year amounts may have been rounded to conform with the current year presentation.
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)*
	26 Weeks Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$187	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	165
Gain on disposal of property and equipment—net	(1)	(1)
Amortization of deferred financing costs	2	5
Deferred tax (benefit) provision	(7)	38
Share-based compensation expense	15	17
Provision for doubtful accounts	10	9
Changes in operating assets and liabilities:
Increase in receivables	(118)	(98)
Decrease in inventories—net	2	—
Decrease (increase) in prepaid expenses and other assets	1	(19)
Increase in accounts payable and cash overdraft liability	164	175
Decrease in accrued expenses and other liabilities	(34)	(173)
Net cash provided by operating activities	394	311
Cash flows from investing activities:
Acquisition of businesses—net of cash	—	(1)
Proceeds from sales of property and equipment	8	2
Purchases of property and equipment	(110)	(117)
Net cash used in investing activities	(102)	(116)
Cash flows from financing activities:
Proceeds from debt borrowings	2,006	2,151
Principal payments on debt and financing leases	(2,318)	(2,383)
Contingent consideration paid for business acquisitions	—	(2)
Payment for debt financing costs and fees	(4)	(1)
Proceeds from employee stock purchase plan	10	10
Proceeds from exercise of stock options	11	16
Tax withholding payments for net share-settled equity awards	(5)	(5)
Net cash used in financing activities	(300)	(214)
Net decrease in cash, cash equivalents and restricted cash	(8)	(19)
Cash, cash equivalents and restricted cash—beginning of period	105	119
Cash, cash equivalents and restricted cash—end of period	$97	$100
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$90	$88
Income taxes paid—net	73	42
Property and equipment purchases included in accounts payable	19	13
Leased assets obtained in exchange for financing lease liabilities	57	68
Leased assets obtained in exchange for operating lease liabilities	2	—
Cashless exercise of stock options	1	1
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
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal years 2019 and 2018 are both 52-week fiscal years.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases, and has issued subsequent amendments to Topic 842. The Company adopted Topic 842 on December 30, 2018, the effective and initial application date, using the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which, among other things, allowed the Company to carry forward the historical lease classification. Adoption of Topic 842 resulted in the recording of additional net lease assets and lease liabilities of approximately $100 million, as of December 30, 2018. The initial adoption of Topic 842 did not materially impact the Company’s Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows. The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 842. See Note 12, Leases.
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
At June 29, 2019, the Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.4 billion and $1.3 billion at June 29, 2019 and December 29, 2018, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are they associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $34 million and $37 million included in prepaid expenses in the Company’s Consolidated Balance Sheets at June 29, 2019 and December 29, 2018, respectively, and $38 million and $28 million included in other assets in the Company’s Consolidated Balance Sheets at June 29, 2019 and December 29, 2018, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Meats and seafood	$2,340	$2,218	$4,497	$4,286
Dry grocery products	1,094	1,069	2,154	2,111
Refrigerated and frozen grocery products	1,034	973	2,022	1,917
Dairy	661	650	1,266	1,260
Equipment, disposables and supplies	618	588	1,194	1,128
Beverage products	348	335	677	654
Produce	348	325	664	625
Net sales	$6,443	$6,158	$12,474	$11,981

4.	INVENTORIES
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

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. At June 29, 2019 and December 29, 2018, LIFO reserves in the Company’s Consolidated Balance Sheets were $142 million and $130 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $14 million and decreased $11 million for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively, and increased $12 million and $8 million for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM
Under its accounts receivable financing facility (the “ABS Facility”), USF sells, on a revolving basis, eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its right, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders. The Company consolidates the Receivables Company and, consequently, the transfer of the eligible receivables is a transaction internal to the Company and the eligible receivables have not been derecognized from the Company’s Consolidated Balance Sheets. Included in the Company’s accounts receivable balance as of June 29, 2019 and December 29, 2018 was approximately $1.0 billion of receivables held as collateral in support of the ABS Facility. See Note 10, Debt, for a further description of the ABS Facility.

6.	ASSETS HELD FOR SALE
The Company classifies its closed facilities as assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as assets held for sale for more than one year while the Company continues to actively market the facilities. The change in assets held for sale for the 26 weeks ended June 29, 2019 was as follows:

Balance at December 29, 2018	$7
Assets sold	(6)
Balance at June 29, 2019	$1

During the 26 weeks ended June 29, 2019, a closed distribution facility and an excess parcel of land were sold for aggregate proceeds of $6 million, which approximated their aggregate carrying values.

7.	PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. At June 29, 2019 and December 29, 2018, property and equipment-net included accumulated depreciation of $2,236 million and $2,117 million, respectively. Depreciation expense was $81 million and $74 million for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively, and $153 million and $145 million for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively.

8.	GOODWILL AND OTHER INTANGIBLES
Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. Other intangible assets include customer relationships, noncompete agreements, the brand names comprising the Company’s portfolio of exclusive brands, and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization.
Customer relationships and noncompete agreements are intangible assets with definite lives and are carried at the acquired fair value, less accumulated amortization. Customer relationships and noncompete agreements are amortized over the estimated useful lives (two to five years). Amortization expense was $10 million for each of the 13 weeks ended June 29, 2019 and June 30, 2018, and $20 million for each of the 26 weeks ended June 29, 2019 and June 30, 2018.

Goodwill and other intangibles—net consisted of the following:

	June 29, 2019	December 29, 2018
Goodwill	$3,967	$3,967
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$154	$154
Accumulated amortization	(104)	(85)
Net carrying value	50	69
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(1)
Net carrying value	1	2
Brand names and trademarks—not amortizing	253	253
Total other intangibles—net	$304	$324

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

The Company’s assets and liabilities measured at fair value on a recurring basis as of June 29, 2019 and December 29, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	June 29, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1	$—	$—	$1
Interest rate swaps	—	1	—	1
	$1	$1	$—	$2
Liabilities
Interest rate swaps	$—	$1	$—	$1
	December 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1	$—	$—	$1
Interest rate swaps	—	19	—	19
	$1	$19	$—	$20

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
On May 31, 2019, an interest rate swap agreement with a notional amount of $367 million was terminated, and the Company received cash proceeds of $1 million, the fair value of the interest rate swap on the termination date. The proceeds were recorded as cash provided by operating activities in the Company's Consolidated Statement of Cash Flows. The $1 million gain from the termination of the interest rate swap agreement remains in accumulated other comprehensive loss and will be amortized to interest expense through July 31, 2021, the remaining term of the original interest rate swap agreement.
After giving effect to the termination of the interest rate swap agreement, the remaining interest rate swap agreements collectively have a notional value of $733 million, reducing to $550 million on July 31, 2020. The Company pays an aggregate effective rate of 3.70% on the notional amount of the Term Loan Facility covered by the interest rate swap agreements, comprised of 1.70% plus a spread of 2.00% (see Note 10, Debt).

The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company. The following table presents the balance sheet location and fair value of the interest rate swaps at June 29, 2019 and December 29, 2018:

		Fair Value
	Balance Sheet Location	June 29, 2019	December 29, 2018
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$1	$8
Interest rate swaps	Other assets	—	11
	Total assets	1	19
Interest rate swaps	Other long-term liabilities	(1)	—
	Net position	$—	$19

Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the 13 weeks and 26 weeks ended June 29, 2019 and June 30, 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended June 29, 2019
Interest rate swaps	$(7)	Interest expense—net	$(1)
For the 13 weeks ended June 30, 2018
Interest rate swaps	$3	Interest expense—net	$—

For the 26 weeks ended June 29, 2019
Interest rate swaps	$(11)	Interest expense—net	$(3)
For the 26 weeks ended June 30, 2018
Interest rate swaps	$12	Interest expense—net	$—

During the next twelve months, the Company estimates that $2 million will be reclassified from accumulated other comprehensive loss to income.
Credit Risk-Related Contingent Features—The interest swap agreements contain a provision whereby the Company could be declared in default on its hedging obligations if more than $75 million of the Company’s other indebtedness is accelerated. As of June 29, 2019, none of our indebtedness was accelerated.
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
The fair value of the Company’s total debt approximated its carrying value of $3.2 billion and $3.5 billion as of June 29, 2019 and December 29, 2018, respectively. The fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “Senior Notes”), was $0.6 billion as of both June 29, 2019 and December 29, 2018, based upon the closing market prices of the Senior Notes on both dates, and is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

10.	DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate at June 29, 2019	June 29, 2019	December 29, 2018
ABL Facility	May 31, 2024	5.75%	$9	$81	(1)
ABS Facility	September 21, 2020	3.40%	100	275
Term Loan Facility (net of $5 of unamortized deferred financing costs)	June 27, 2023	4.40%	2,129	2,145
Senior Notes (net of $5 of unamortized deferred financing costs)	June 15, 2024	5.88%	595	595
Obligations under financing leases	2019–2026	2.00% - 6.17%	363	352
Other debt	2021–2031	5.75% - 9.00%	9	9
Total debt			3,205	3,457
Current portion of long-term debt			(104)	(106)
Long-term debt			$3,101	$3,351

(1) Consists of outstanding borrowings under our former asset based senior secured revolving credit facility.
At June 29, 2019, after considering interest rate swaps that fixed the interest rate on $733 million of principal of the Term Loan Facility described below, approximately 47% of the Company’s total debt was at a floating rate.
ABL Facility—On May 31, 2019, USF completed a refinancing of its asset based senior secured revolving credit facility with a new asset based senior secured revolving credit facility (the “ABL Facility”). The ABL Facility provides USF with loan commitments having a maximum aggregate principal amount of $1,700 million, comprised of (1) $1,400 million of commitments effective as of May 31, 2019 and (2) $300 million of commitments that may become effective at any time on or prior to November 30, 2019, subject to, among other things, the consummation of the contemplated acquisition by USF of Services Group of America, Inc.’s (“SGA”) Food Group of Companies. The ABL Facility includes subfacilities for the issuance of up to $800 million of letters of credit and up to $170 million of swing line loans. Extensions of credit under the ABL Facility are subject to availability under a “borrowing base” comprised of various percentages of the value of certain eligible accounts receivable, inventory, transportation equipment and cash and cash equivalents, which also serve as collateral for borrowings under the ABL Facility.
Borrowings under the ABL Facility bear interest, at USF's periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as defined under the ABL Facility, plus a margin ranging from 0% to 0.50%, or the sum of a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility at June 29, 2019 was 0.25% for ABR loans and 1.25% for LIBOR loans. The ABL Facility also carries a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility.
The ABL Facility is scheduled to mature on May 31, 2024, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of indebtedness under either the Term Loan Facility or the Senior Notes remains outstanding on a date that is 60 days prior to the maturity date for the Term Loan Facility or the Senior Notes, respectively.
The ABL Facility is secured by certain designated receivables not pledged under the ABS Facility, as well as inventory and certain transportation equipment owned by USF. Additionally, lenders under the ABL Facility have a second priority interest in all of the capital stock of USF and its domestic subsidiaries, as defined under the ABL Facility, and substantially all other non-real estate assets of USF and its subsidiaries not pledged under the ABS Facility.
The ABL Facility contains customary covenants, including, among other things, covenants that restrict USF's ability to pay dividends or engage in certain mergers or consolidations. The ABL Facility also contains customary events of default, including, among other things, the failure to pay interest or principal when due, cross default provisions, the failure of representations and warranties contained in the ABL Facility agreements to be true in all material respects when made or deemed made, and certain insolvency events. If an event of default occurs and remains uncured, principal amounts then outstanding under the ABL Facility, together with all accrued unpaid interest and any other amounts owed, may be declared immediately due and payable and the commitments under the ABL Facility may be terminated.

The Company incurred $4 million of lender fees and third party costs associated with the ABL Facility which were capitalized as deferred financing costs. These deferred financing costs, along with $1 million of unamortized deferred financing costs related to the former asset based senior secured revolving credit facility, will be amortized through May 31, 2024, the ABL Facility maturity date.
As of June 29, 2019, USF had $9 million of outstanding borrowings, and had issued letters of credit totaling $370 million, under the ABL Facility. Outstanding letters of credit included: (1) $299 million issued in favor of certain commercial insurers to secure USF’s obligations with respect to its self-insurance program, (2) $70 million issued to secure USF’s obligations with respect to certain real estate leases, and (3) $1 million issued for other obligations. There was available capacity under the ABL Facility of $970 million at June 29, 2019.
ABS Facility—Under the ABS Facility, USF sells, on a revolving basis, its eligible receivables to the Receivables Company. See Note 5, Accounts Receivable Financing Program. The maximum capacity under the ABS Facility is $800 million. Borrowings under the ABS Facility were $100 million at June 29, 2019. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity under the ABS Facility of $665 million at June 29, 2019.
Term Loan Facility—USF's senior secured term loan facility (the “Term Loan Facility”) had an outstanding balance of $2.1 billion at June 29, 2019. The table above reflects the June 29, 2019 interest rate on the unhedged portion of the Term Loan Facility. With respect to the portion of the Term Loan Facility subject to interest rate hedging agreements, as of June 29, 2019 the effective interest rate was 3.70%.
Restrictive Covenants
USF's credit agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of June 29, 2019, USF had $1.1 billion of restricted payment capacity under these covenants, and approximately $2.3 billion of its net assets were restricted considering the net deferred tax assets and intercompany balances that eliminate in consolidation.

11.	RESTRUCTURING LIABILITIES
The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs. Net restructuring costs were de minimis during the 26 weeks ended June 29, 2019 and $1 million during the 26 weeks ended June 30, 2018. Net restructuring liabilities were $1 million and $2 million at June 29, 2019 and December 29, 2018, respectively.

12.	LEASES
The Company leases certain distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use (“ROU”) asset in the Company’s Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. For the Company’s leases that do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The lease terms may include options to extend, terminate or buy out the lease. When it is reasonably certain that the Company will exercise these options, they are included in ROU assets and the estimated lease liabilities. Leases with an initial term of 12 months or less are not recorded in the Company's Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For office and warehouse equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred.

The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheet at June 29, 2019:

Leases	Consolidated Balance Sheet Location	June 29, 2019
Assets
Operating	Other assets	$106
Financing	Property and equipment-net(1)	348
Total leased assets		$454

Liabilities
Current:
Operating	Accrued expenses and other current liabilities(2)	$27
Financing	Current portion of long-term debt	82
Noncurrent:
Operating	Other long-term liabilities(2)	105
Financing	Long-term debt	282
Total lease liabilities		$496

(1)	Financing lease assets are recorded net of accumulated amortization of $238 million as of June 29, 2019.

(2)	Operating lease liabilities include current and noncurrent liabilities of $3 million and $15 million, respectively, related to an unfunded lease obligation on a distribution facility through 2023.
The following table presents the location of lease costs in the Company's Consolidated Statement of Comprehensive Income:

		13 Weeks Ended	26 Weeks Ended
Lease Cost	Statement of Comprehensive Income Location	June 29, 2019	June 29, 2019
Operating lease cost	Distribution, selling and administrative costs	$7	$14
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	22	39
Interest on lease liabilities	Interest expense-net	3	6
Variable lease cost(1)	Distribution, selling and administrative costs	2	3
Net lease cost		$34	$62

(1)	Includes short-term leases and sub-lease income, each of which are immaterial.

Future lease payments under lease agreements as of June 29, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases(1)	Financing Leases	Total
Remainder of 2019	$19	$41	$60
2020	36	102	138
2021	29	80	109
2022	27	57	84
2023	24	54	78
2024	4	38	42
After 2024	13	23	36
Total lease payments	152	395	547
Less amount representing interest	(19)	(32)	(51)
Present value of lease liabilities	$133	$363	$496

(1)	Operating lease payments include $21 million in payments, $18 million net of interest, on an unfunded lease obligation on a distribution facility through 2023.
Future minimum lease payments in effect as of December 29, 2018 under noncancelable lease arrangements, as determined prior to the adoption of Topic 842, were as follows:

Future Minimum Lease Payments(1)	Operating Leases(2)	Financing Leases	Total
2019	$34	$95	$129
2020	34	84	118
2021	30	71	101
2022	27	54	81
2023	23	43	66
After 2023	7	38	45
Total lease payments	155	385	540
Less amount representing interest	(4)	(33)	(37)
Present value of minimum lease payments	$151	$352	$503

(1)	Information in this table has been conformed to the current year presentation under Topic 842.

(2)	Operating lease payments include $24 million in payments, $20 million net of interest, on an unfunded lease obligation on a distribution facility through 2023.

Other information related to lease agreements for the 26 weeks ended June 29, 2019 was as follows:

26 Weeks Ended
Cash Paid For Amounts Included In Measurement of Liabilities	June 29, 2019
Operating cash flows from operating leases	$6
Operating cash flows from financing leases	3
Financing cash flows from financing leases	21

Lease Term and Discount Rate	June 29, 2019
Weighted-average remaining lease term (years):
Operating leases	5.87
Financing leases	5.61
Weighted-average discount rate:
Operating leases	4.6%
Financing leases	3.6%

13.	RETIREMENT PLANS
The Company has defined benefit and defined contribution retirement plans for its employees and provides certain postretirement health and welfare benefits to eligible retirees and their dependents. Also, the Company contributes to various multiemployer plans under certain of its collective bargaining agreements.
The components of net periodic pension benefit (credits) costs for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Components of net periodic pension benefit (credits) costs
Service cost	$—	$—	$1	$1
Interest cost	9	9	18	18
Expected return on plan assets	(12)	(13)	(24)	(26)
Amortization of net loss	1	1	2	2
Net periodic pension benefit credits	$(2)	$(3)	$(3)	$(5)

Other postretirement net periodic benefit costs were de minimis for the 13 weeks and 26 weeks ended June 29, 2019 and June 30, 2018.
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
Certain employees are eligible to participate in the Company's 401(k) savings plan. This plan provides that, under certain circumstances and subject to applicable IRS limits, the Company may match participant contributions of up to 100% of the first 3% of a participant’s eligible compensation and 50% of the next 2% of a participant’s eligible compensation, for a maximum employer matching contribution of 4%. The Company made matching employer contributions to the 401(k) plan of $12 million and $11 million for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively, and $25 million for both the 26 weeks ended June 29, 2019 and June 30, 2018.
The Company also contributes to various multiemployer pension plans under certain of its collective bargaining agreements. The Company’s contributions to these plans were $9 million for both the 13 weeks ended June 29, 2019 and June 30, 2018, and $18 million for both the 26 weeks ended June 29, 2019 and June 30, 2018.

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
The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net income	$116	$126	$187	$193
Denominator:
Weighted-average common shares outstanding	218	216	218	215
Dilutive effect of share-based awards	1	2	1	2
Weighted-average dilutive shares outstanding	219	218	219	217
Basic earnings per share	$0.53	$0.58	$0.86	$0.90
Diluted earnings per share	$0.53	$0.58	$0.85	$0.89

15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance at beginning of period (1)	$(96)	$(102)	$(97)	$(103)
Reclassification adjustments:
Amortization of net loss(2) (3)	1	1	2	2
Pension remeasurement(4)	—	33	—	33
Total before income tax	1	34	2	35
Income tax provision	—	9	—	9
Current period comprehensive income, net of tax	1	25	2	26
Balance at end of period(1)	$(95)	$(77)	$(95)	$(77)

Interest rate swaps:
Balance at beginning of period (1)	$7	$17	$13	$8
Change in fair value of interest rate swaps	(8)	5	(14)	17
Amounts reclassified to interest expense—net	(2)	—	(4)	—
Total before income tax	(10)	5	(18)	17
Income tax (benefit) provision	(2)	2	(4)	5
Current period comprehensive (loss) income, net of tax	(8)	3	(14)	12
Balance at end of period(1)	$(1)	$20	$(1)	$20
Accumulated other comprehensive loss at end of period(1)	$(96)	$(57)	$(96)	$(57)

(1)	Amounts are presented net of tax.

(2)	Included in the computation of net periodic benefit costs. See Note 13, Retirement Plans, for additional information.

(3)	Included in other income—net in the Consolidated Statements of Comprehensive Income.

(4)	Resulting from a $35 million incremental contribution to the Company's defined benefit pension plan in fiscal year 2018.

16.	INCOME TAXES
The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 26 weeks ended June 29, 2019 and June 30, 2018 for purposes of determining its year-to-date tax provision.
For the 13 weeks ended June 29, 2019, the Company's effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended June 30, 2018, the Company's effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million resulting from the change in a provisional estimate related to the reduction of the federal corporate income tax rate under the Tax Act and a tax benefit of $3 million primarily related to excess tax benefits associated with share-based compensation.
For the 26 weeks ended June 29, 2019, the Company's effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million primarily related to the reduction of an unrecognized tax benefit following a lapse of the statute of limitations and a tax benefit of $3 million primarily related to excess tax benefits associated with share-based compensation. For the 26 weeks ended June 30, 2018, the Company's effective income tax rate of 14% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $17 million primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, a tax benefit of $5 million primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $4 million resulting from the change in a provisional estimate related to the reduction of the federal corporate income tax rate under the Tax Act.

17.	COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of June 29, 2019, the Company had $783 million of purchase orders and purchase contract commitments to be purchased in the remainder of fiscal year 2019 and $60 million of information technology commitments through May 2024 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At June 29, 2019, the Company had diesel fuel forward purchase commitments totaling $112 million through December 2020. Additionally, as of June 29, 2019, the Company had electricity forward purchase commitments totaling $5 million through December 2021. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
SGA Food Group Acquisition—On July 28, 2018, USF entered into a Stock Purchase Agreement with SGA under which USF agreed to acquire SGA’s Food Group of Companies, including Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and Gampac Express, Inc., for $1.8 billion in cash. The closing of the acquisition remains subject to customary conditions, including the receipt of required regulatory approvals. To fund a substantial portion of the consideration, USF also entered into a commitment letter with JPMorgan Chase Bank, N.A., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the “Committed Parties”) under which the Committed Parties committed to provide USF with a $1.5 billion senior secured term loan facility.
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
(Dollar amounts presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in our 2018 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with, GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance because they exclude amounts that our management does not consider part of our core operations when assessing our performance and underlying trends. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below.
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
We supply approximately 250,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide approximately 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 5,000 suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of 63 distribution facilities and fleet of approximately 6,000 trucks allow us to operate efficiently and to provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
Operating Metrics
Case growth—Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.
Highlights
Total case volume for the 13 weeks and 26 weeks ended June 29, 2019 increased 1.7% and 1.6%, respectively. Independent restaurant case growth was 4.8% and 5.2% for the 13 weeks and 26 weeks ended June 29, 2019, respectively. Net sales increased 4.6% and 4.1% for the 13 weeks and 26 weeks ended June 29, 2019, respectively, due to the increase in case volume and year-over-year inflation in multiple product categories, including grocery, poultry and produce.
Gross profit increased $28 million, or 2.5%, to $1,142 million for the 13 weeks ended June 29, 2019, and increased $88 million, or 4.2%, to $2,194 million for the 26 weeks ended June 29, 2019, primarily as a result of the impact of margin expansion initiatives and an increase in case volume, which were partially offset by unfavorable year-over-year LIFO adjustments. As a percentage of net sales, gross profit was 17.7% for the 13 weeks ended June 29, 2019, as compared to 18.1% for the prior year period, and was 17.6% for the first 26 weeks in both 2019 and 2018.
Total operating expenses increased $40 million, or 4.4%, to $948 million for the 13 weeks ended June 29, 2019 and increased $72 million, or 4.0%, to $1,869 million for the 26 weeks ended June 29, 2019, primarily as a result of higher wage and acquisition-related costs and depreciation expense, which were partially offset by the positive impact of expense control initiatives.
Outlook
Our outlook for fiscal year 2019 is set forth in the 2018 Annual Report. Our strategy includes a continued focus on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in our business.

Results of Operations
The following table presents selected historical results of operations for the periods indicated*:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Consolidated Statements of Operations Data:
Net sales	$6,443	$6,158	$12,474	$11,981
Cost of goods sold	5,301	5,044	10,280	9,875
Gross profit	1,142	1,114	2,194	2,106
Operating expenses:
Distribution, selling and administrative costs	948	909	1,869	1,796
Restructuring (benefits) costs	—	(1)	—	1
Total operating expenses	948	908	1,869	1,797
Operating income	194	206	325	309
Other income—net	(2)	(3)	(4)	(6)
Interest expense—net	42	48	84	91
Income before income taxes	154	161	245	224
Income tax provision	38	35	58	31
Net income	$116	$126	$187	$193
Percentage of Net Sales:
Gross profit	17.7%	18.1%	17.6%	17.6%
Distribution, selling and administrative costs	14.7%	14.8%	15.0%	15.0%
Operating expenses	14.7%	14.8%	15.0%	15.0%
Operating income	3.0%	3.3%	2.6%	2.6%
Net income	1.8%	2.0%	1.5%	1.6%
Adjusted EBITDA(1)	5.0%	4.9%	4.4%	4.4%
Other Data:
Cash flows—operating activities	$240	$119	$394	$311
Cash flows—investing activities	(41)	(59)	(102)	(116)
Cash flows—financing activities	(194)	(46)	(300)	(214)
Capital expenditures	49	60	110	117
EBITDA(1)	287	293	502	480
Adjusted EBITDA(1)	320	300	552	523
Adjusted net income(1)	140	124	220	199
Free cash flow(2)	191	59	284	194

(*)	Prior year amounts may have been rounded to conform with the current year presentation.

(1)
EBITDA is defined as net income, plus interest expense—net, income tax provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) restructuring costs (benefits) and tangible asset impairments; (2) share-based compensation expense; (3) the non-cash impact of LIFO reserve adjustments; (4) business transformation costs; and (5) other gains, losses, or charges as specified in the agreements governing our indebtedness. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Quarterly Report are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

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
The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated*:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$116	$126	$187	$193
Interest expense—net	42	48	84	91
Income tax provision	38	35	58	31
Depreciation and amortization expense	91	84	173	165
EBITDA	287	293	502	480
Adjustments:
Restructuring (benefits) costs(1)	—	(1)	—	1
Share-based compensation expense(2)	9	10	15	17
LIFO reserve change(3)	14	(11)	12	8
Business transformation costs(4)	2	7	3	15
SGA acquisition related costs and other(5)	8	2	20	2
Adjusted EBITDA	320	300	552	523
Depreciation and amortization expense	(91)	(84)	(173)	(165)
Interest expense—net	(42)	(48)	(84)	(91)
Income tax provision, as adjusted(6)	(47)	(44)	(75)	(68)
Adjusted net income	$140	$124	$220	$199
Free cash flow
Cash flows from operating activities	$240	$119	$394	$311
Capital expenditures	(49)	(60)	(110)	(117)
Free cash flow	$191	$59	$284	$194

(*)	Prior year amounts may have been rounded to conform with the current year presentation.

(1)	Consists primarily of severance and related costs and organizational realignment costs.

(2)	Share-based compensation expense for stock and option awards and discounts provided under employee stock purchase plan.

(3)	Represents the non-cash impact of LIFO reserve adjustments.

(4)	Consists primarily of costs related to significant process and systems redesign across multiple functions.

(5)
2019 primarily consists of acquisition-related costs related to the contemplated acquisition of SGA's Food Group of Companies. Prior year amount includes gains, losses or charges as specified under the agreements governing our indebtedness.

(6)
Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and excess tax benefits associated with share-based compensation. The tax effect of pre-tax items excluded from Adjusted net income is computed using a corporate income tax rate after considering the impact of permanent differences and valuation allowances.

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows*:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
GAAP income tax provision	$38	$35	$58	$31
Tax impact of pre-tax income adjustments	7	3	12	10
Discrete tax items	2	6	5	27
Income tax provision, as adjusted	$47	$44	$75	$68

(*)	Prior year amounts may have been rounded to conform with the current year presentation.
Comparison of Results
13 Weeks Ended June 29, 2019 and June 30, 2018
Highlights

•	Total case volume increased 1.7% and independent restaurant case volume increased 4.8% in 2019.

•	Net sales increased $285 million, or 4.6%, to $6,443 million in 2019.

•	Operating income decreased $12 million, or 5.8%, to $194 million in 2019. As a percentage of net sales, operating income was 3.0% in 2019, compared to 3.3% in 2018.

•	Net income was $116 million in 2019, compared to $126 million in 2018.

•	Adjusted EBITDA increased $20 million, or 6.7%, to $320 million in 2019. As a percentage of net sales, Adjusted EBITDA was 5.0% in 2019, compared to 4.9% in 2018.
Net Sales
Total case volume increased 1.7% in 2019. The increase reflects growth with independent restaurants of 4.8%.
Net sales increased $285 million, or 4.6%, to $6,443 million in 2019, comprised of a $107 million, or 1.7%, increase in case volume and a $178 million, or 2.9%, increase in the overall net sales rate per case. Sales of private brands represented approximately 35% and 34% of net sales in 2019 and 2018, respectively.
The increase in net sales rate per case of 2.9% primarily reflects year-over-year inflation in multiple product categories, including grocery, poultry and produce, which benefited net sales since a significant portion of our sales is based on markups over product cost.
Gross Profit
Gross profit increased $28 million, or 2.5%, to $1,142 million in 2019, primarily as a result of the impact of margin expansion initiatives and an increase in case volume, which were partially offset by unfavorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in expense of $14 million in 2019 compared to a benefit of $11 million in 2018, primarily as a result of higher inflation in multiple product categories in 2019 compared to 2018. Gross profit as a percentage of net sales was 17.7% in 2019, as compared to 18.1% in 2018.

Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs, increased $40 million, or 4.4%, to $948 million in 2019. Operating expenses as a percentage of net sales were 14.7% in 2019, as compared to 14.8% in 2018. The increase in operating expenses included $27 million of higher wage and related costs, $8 million of acquisition-related costs and $7 million in additional depreciation expense related to recent property and equipment additions, which were partially offset by the positive impact of expense control initiatives.
Operating Income
Operating income decreased $12 million, or 5.8%, to $194 million in 2019. Operating income as a percentage of net sales was 3.0% in 2019, down from 3.3% in 2018. The change was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $2 million and $3 million in 2019 and 2018, respectively.
Interest Expense—Net
Interest expense—net decreased $6 million to $42 million in 2019, primarily due to lower debt levels in 2019, which were partially offset by an increase in benchmark interest rates in 2019 compared to 2018.
Income Tax Provision
For the 13 weeks ended June 29, 2019, our effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended June 30, 2018, our effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million resulting from the change in a provisional estimate related to the reduction of the federal corporate income tax rate under the Tax Act and a tax benefit of $3 million primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $116 million in 2019 as compared to $126 million in 2018. The decrease in net income was due to the relevant factors discussed above.
26 Weeks Ended June 29, 2019 and June 30, 2018
Highlights

•	Total case volume increased 1.6% and independent restaurant case volume increased 5.2% in 2019.

•	Net sales increased $493 million, or 4.1%, to $12,474 million in 2019.

•	Operating income increased $16 million, or 5.2%, to $325 million in 2019. As a percentage of net sales, operating income was 2.6% in both 2019 and 2018.

•	Net income was $187 million in 2019, compared to $193 million in 2018.

•	Adjusted EBITDA increased $29 million, or 5.5%, to $552 million in 2019. As a percentage of net sales, Adjusted EBITDA was 4.4% in both 2019 and 2018.
Net Sales
Total case volume increased 1.6% in 2019. The increase reflects growth with independent restaurants of 5.2%.
Net sales increased $493 million, or 4.1%, to $12,474 million in 2019, comprised of a $188 million, or 1.6%, increase in case volume and a $305 million, or 2.5%, increase in the overall net sales rate per case. Sales of private brands represented approximately 35% and 34% of net sales in 2019 and 2018, respectively.

The increase in net sales rate per case of 2.5% primarily reflects year-over-year inflation. We experienced year-over-year inflation in multiple product categories, including grocery, poultry and produce, which benefited net sales since a significant portion of our sales is based on markups over product cost.
Gross Profit
Gross profit increased $88 million, or 4.2%, to $2,194 million in 2019, primarily as a result of the impact of margin expansion initiatives and an increase in case volume. Our LIFO method of inventory costing resulted in expense of $12 million in 2019 compared to expense of $8 million in 2018, primarily as a result of higher inflation in multiple product categories in 2019 compared to 2018. Gross profit as a percentage of net sales was 17.6% in both 2019 and 2018.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs, increased $72 million, or 4.0%, to $1,869 million in 2019. Operating expenses as a percentage of net sales were 15.0% in both 2019 and 2018. The increase included $42 million of higher wage and related costs, $18 million of acquisition-related costs and $9 million of higher diesel fuel and other distribution related costs, which were partially offset by the positive impact of expense control initiatives.
Operating Income
Operating income increased $16 million, or 5.2%, to $325 million in 2019. Operating income as a percentage of net sales was 2.6% in both 2019 and 2018. The change was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $4 million and $6 million in 2019 and 2018, respectively.
Interest Expense—Net
Interest expense—net decreased $7 million to $84 million in 2019, primarily due to lower debt levels in 2019, which were partially offset by an increase in benchmark interest rates in 2019 compared to 2018.
Income Tax Provision
For the 26 weeks ended June 29, 2019, our effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million primarily related to the reduction of an unrecognized tax benefit following a lapse of the statute of limitations and a tax benefit of $3 million primarily related to excess tax benefits associated with share-based compensation. For the 26 weeks ended June 30, 2018, our effective income tax rate of 14% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $17 million primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, a tax benefit of $5 million primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $4 million resulting from the change in a provisional estimate related to the reduction of the federal corporate income tax rate under the Tax Act.
Net Income
Our net income was $187 million in 2019 as compared to $193 million in 2018. The decrease in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements.
Indebtedness
As of June 29, 2019, the aggregate carrying value of our indebtedness was $3,205 million, net of $10 million of unamortized deferred financing costs.

As of June 29, 2019, we had aggregate commitments for additional borrowings under the ABL Facility and the ABS Facility of $1,721 million, of which $1,635 million was available based on our borrowing base.
We completed a refinancing of our ABL Facility on May 31, 2019. The ABL Facility provides us with loan commitments having a maximum aggregate principal amount of $1,400 million, plus an additional $300 million of commitments that may become effective at any time on or prior to November 30, 2019, subject to, among other things, the consummation of the acquisition by USF of SGA's Food Group of Companies described below. The ABL Facility includes subfacilities for the issuance of up to $800 million of letters of credit and up to $170 million of swing line loans. As of June 29, 2019, we had $9 million of outstanding borrowings and had issued letters of credit totaling $370 million under the ABL Facility. There was available capacity of $970 million under the ABL Facility at June 29, 2019 based on our borrowing base.
The maximum capacity under the ABS Facility is $800 million, with its capacity limited by our borrowing base. Outstanding borrowings under the ABS Facility were $100 million at June 29, 2019. There was available capacity of $665 million under the ABS Facility at June 29, 2019 based on our borrowing base.
The Term Loan Facility had a carrying value of $2,129 million as of June 29, 2019, net of $5 million of unamortized deferred financing costs.
As of June 29, 2019, our Senior Notes had a carrying value of $595 million, net of $5 million of unamortized deferred financing costs. As of June 29, 2019, we also had $363 million of obligations under financing leases for transportation equipment and building leases.
We believe that the combination of cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.
As of June 29, 2019, USF had $1.1 billion of restricted payment capacity under its credit facilities and approximately $2.3 billion of its net assets were restricted after considering the net deferred tax assets and intercompany balances that are eliminated in consolidation. As of June 29, 2019, we were in compliance with all of our debt covenants.
Every quarter, we review rating agency changes for all of the lenders that have a continuing obligation to provide us with funding. We are not aware of any facts that indicate our lenders will not be able to comply with the contractual terms of their agreements with us. We continue to monitor the credit markets generally and the strength of our lender counterparties.
SGA Food Group Companies Acquisition
On July 28, 2018, we entered into a Stock Purchase Agreement with SGA under which we agreed to acquire SGA's Food Group of Companies for $1.8 billion in cash. The closing of the contemplated transaction is subject to customary conditions, including the receipt of required regulatory approvals. To fund a substantial portion of the consideration, we entered into a commitment letter with the Committed Parties under which the Committed Parties committed to provide us with a $1.5 billion senior secured term loan facility.
Cash Flows

The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented*:

	26 Weeks Ended
	June 29, 2019	June 30, 2018

Net income	$187	$193
Changes in operating assets and liabilities	15	(115)
Other adjustments	192	233
Net cash provided by operating activities	394	311
Net cash used in investing activities	(102)	(116)
Net cash used in financing activities	(300)	(214)
Net decrease in cash, cash equivalents and restricted cash	(8)	(19)
Cash, cash equivalents and restricted cash—beginning of period	105	119
Cash, cash equivalents and restricted cash—end of period	$97	$100
(*) Prior year amounts may have been rounded to conform with the current year presentation.

Operating Activities
Cash flows provided by operating activities increased $83 million to $394 million for the 26 weeks ended June 29, 2019. The year-over-year increase was primarily driven by $70 million of contributions to our defined benefit pension plan in 2018 which did not reoccur during the current year.
Investing Activities
Cash flows used in investing activities for the 26 weeks ended June 29, 2019 and June 30, 2018 included cash expenditures of $110 million and $117 million, respectively, on property and equipment for fleet replacement and investments in information technology, as well as new construction and/or expansion of distribution facilities. During the 26 weeks ended June 29, 2019, we sold a closed distribution facility and an excess parcel of land for aggregate proceeds of $6 million.
We expect total capital additions in fiscal year 2019 to be between $335 million and $345 million, inclusive of approximately $75 million in fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations.
Financing Activities
Cash flows used in financing activities of $300 million for the 26 weeks ended June 29, 2019 included $247 million of net payments under our revolving credit facilities and $65 million of scheduled payments under our non-revolving debt and financing leases. Financing activities for the 26 weeks ended June 29, 2019 also included $11 million and $10 million of proceeds received from the exercise of employee stock options and stock purchases under our employee stock purchase plan, respectively, partially offset by $5 million of employee tax withholdings paid in connection with the vesting of equity awards.
Cash flows used in financing activities of $214 million for the 26 weeks ended June 30, 2018 included $164 million of net payments under our revolving credit facilities and $67 million of scheduled payments under our non-revolving debt and financing leases. Financing activities for the 26 weeks ended June 30, 2018 also included $16 million and $10 million of proceeds received from the exercise of employee stock options and stock purchases under our employee stock purchase plan, respectively.
Retirement Plans

We sponsor defined benefit and defined contribution retirement plans that pay benefits to eligible employees at retirement. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. We do not expect to make a significant contribution to the Company sponsored defined benefit and other postretirement plans in fiscal year 2019. We contributed $70 million to the Company sponsored defined benefit and other postretirement plans during the 26 weeks ended June 30, 2018.
Certain employees are eligible to participate in our 401(k) savings plan. This plan provides that, under certain circumstances and subject to applicable IRS limits, we may match participant contributions of up to 100% of the first 3% of a participant’s eligible compensation and 50% of the next 2% of a participant’s eligible compensation, for a maximum employer matching contribution of 4%. We made employer matching contributions to the 401(k) plan of $12 million and $11 million for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively, and $25 million for both the 26 weeks ended June 29, 2019 and June 30, 2018.
We also contribute to various multiemployer pension plans under certain of the Company's collective bargaining agreements. Our contributions to these plans were $9 million for both the 13 weeks ended June 29, 2019 and June 30, 2018, and $18 million for both the 26 weeks ended June 29, 2019 and June 30, 2018.
Off-Balance Sheet Arrangements
As of June 29, 2019, we entered into $299 million of letters of credit in favor of certain commercial insurers to secure obligations with respect to our self-insurance programs. Additionally, we entered into $70 million of letters of credit to secure obligations with respect to certain of our real estate leases, and $1 million of letters of credit for other obligations.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
See the “Contractual Obligations” section in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report for our contractual obligations as of December 29, 2018. There have been no material changes to our specified contractual obligations through June 29, 2019, except for the change in the maturity date of the ABL Facility, which we refinanced on May 31, 2019 and is scheduled to mature on May 31, 2024. See Note 10, Debt, in our consolidated financial statements for additional information.

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 26 weeks ended June 29, 2019.
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
Interest Rate Risk
As of June 29, 2019, after considering interest rate swaps that fixed the interest rate on $733 million of the principal amounts of our Term Loan Facility, approximately 47% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as defined in the credit agreements. A 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $15 million per year (see Note 10, Debt, in our consolidated financial statements). As was announced in July 2017, the use of LIBOR is expected to be phased out by the end of 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk at this time.
Fuel Price Risk
We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of June 29, 2019, we had diesel fuel forward purchase commitments totaling $112 million through December 2020. These locked in approximately 55% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel fuel prices from the projected market prices could result in approximately $11 million in additional fuel cost on such uncommitted volumes through December 2020.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number

10.1
ABL Credit Agreement, dated as of May 31, 2019, by and among US Foods, Inc., the other Borrowers party thereto, the Lenders and Issuing Lenders party thereto and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 4, 2019).

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

US FOODS HOLDING CORP.
(Registrant)

Date:	August 6, 2019	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	August 6, 2019	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer