Form 10-Q
period 2019-09-28
US Foods Holding Corp.
filed 2019-11-05
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
219,421,457 shares of the registrant's common stock were outstanding as of October 31, 2019.

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
• cybersecurity incidents and other technology disruptions;
• management of retirement benefits and pension obligations;
• extreme weather conditions, natural disasters and other catastrophic events;
• risks associated with intellectual property, including potential infringement;
• indebtedness and restrictions under agreements governing indebtedness;
• interest rate increases; and
• factors relating to ownership of our common stock.
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (the “2018 Annual Report”).
All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 28, 2019	December 29, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90	$104
Accounts receivable, less allowances of $30 and $29	1,548	1,347
Vendor receivables, less allowances of $5 and $3	199	106
Inventories—net	1,468	1,279
Prepaid expenses	101	106
Assets held for sale	1	7
Assets of discontinued operations	142	—
Other current assets	11	30
Total current assets	3,560	2,979
Property and equipment—net	2,029	1,842
Goodwill	4,728	3,967
Other intangibles—net	983	324
Deferred tax assets	—	7
Other assets	226	67
Total assets	$11,526	$9,186
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$227	$157
Accounts payable	1,645	1,359
Accrued expenses and other current liabilities	511	454
Liabilities of discontinued operations	27	—
Current portion of long-term debt	136	106
Total current liabilities	2,546	2,076
Long-term debt	4,788	3,351
Deferred tax liabilities	294	298
Other long-term liabilities	341	232
Total liabilities	7,969	5,957
Commitments and contingencies (Note 19)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 219 and 217 issued and outstanding as of September 28, 2019 and December 29, 2018, respectively	2	2
Additional paid-in capital	2,825	2,780
Retained earnings	824	531
Accumulated other comprehensive loss	(94)	(84)
Total shareholders’ equity	3,557	3,229
Total liabilities and shareholders' equity	$11,526	$9,186

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)*

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$6,531	$6,153	$19,005	$18,134
Cost of goods sold	5,375	5,045	15,655	14,920
Gross profit	1,156	1,108	3,350	3,214
Operating expenses:
Distribution, selling and administrative costs	968	929	2,837	2,725
Restructuring costs	—	—	—	1
Total operating expenses	968	929	2,837	2,726
Operating income	188	179	513	488
Other expense (income)—net	1	(3)	(3)	(9)
Interest expense—net	43	42	127	133
Income before income taxes	144	140	389	364
Income tax provision	39	26	97	57
Income from continuing operations	105	114	292	307
Income from discontinued operations—net of tax	1	—	1	—
Net income	106	114	293	307
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	3	—	5	26
Unrecognized (loss) gain on interest rate swaps	(1)	2	(15)	14
Comprehensive income	$108	$116	$283	$347
Net income per share—basic:
Continuing operations	$0.48	$0.53	$1.33	$1.42
Discontinued operations	0.01	—	0.01	—
Net income per share	$0.49	$0.53	$1.34	$1.42
Net income per share—diluted:
Continuing operations	$0.47	$0.52	$1.33	$1.41
Discontinued operations	0.01	—	0.01	—
Net income per share	$0.48	$0.52	$1.34	$1.41
Weighted-average common shares outstanding
Basic	218	217	218	216
Diluted	220	218	219	218

(*) Prior year amounts may have been rounded to conform with the current year presentation.
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE—December 29, 2018	217	$2	$2,780	$531	$(84)	$3,229
Share-based compensation expense	—	—	6	—	—	6
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	1	—	6	—	—	6
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Net income	—	—	—	71	—	71
BALANCE—March 30, 2019	218	2	2,795	602	(89)	3,310
Share-based compensation expense	—	—	9	—	—	9
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	1	—	5	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(3)	—	—	(3)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(8)	(8)
Net income	—	—	—	116	—	116
BALANCE—June 29, 2019	219	2	2,811	718	(96)	3,435
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	—	—	2	—	—	2
Changes in retirement benefit obligations, net of income tax	—	—	—	—	3	3
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(1)	(1)
Net income	—	—	—	106	—	106
BALANCE—September 28, 2019	219	$2	$2,825	$824	$(94)	$3,557
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)*

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE—December 30, 2017	215	$2	$2,720	$124	$(95)	$2,751
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	4	—	—	4
Exercise of stock options	1	—	7	—	—	7
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	9	9
Net income	—	—	—	67	—	67
BALANCE—March 31, 2018	216	2	2,738	191	(85)	2,846
Share-based compensation expense	—	—	10	—	—	10
Proceeds from employee stock purchase plan	—	—	6	—	—	6
Exercise of stock options	1	—	9	—	—	9
Tax withholding payments for net share-settled equity awards	—	—	(5)	—	—	(5)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	25	25
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	3	3
Net income	—	—	—	126	—	126
BALANCE—June 30, 2018	217	2	2,758	317	(57)	3,020
Share-based compensation expense	—	—	3	—	—	3
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	—	—	3	—	—	3
Tax withholding payments for net share-settled equity awards	—	—	(1)	—	—	(1)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net income	—	—	—	114	—	114
BALANCE—September 29, 2018	217	$2	$2,768	$431	$(55)	$3,146
(*) Prior year amounts may have been rounded to conform with the current year presentation.
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)*
	39 Weeks Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$293	$307
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1)	—
Depreciation and amortization	260	250
Gain on disposal of property and equipment—net	(1)	(1)
Amortization of deferred financing costs	3	6
Deferred tax provision	7	50
Share-based compensation expense	22	20
Provision for doubtful accounts	14	13
Changes in operating assets and liabilities:
Increase in receivables	(162)	(174)
Increase in inventories—net	(22)	(93)
Decrease (increase) in prepaid expenses and other assets	14	(28)
Increase in accounts payable and cash overdraft liability	160	264
Decrease in accrued expenses and other liabilities	(29)	(170)
Net cash provided by operating activities of continuing operations	558	444
Net cash provided by operating activities of discontinued operations	1	—
Net cash provided by operating activities	559	444
Cash flows from investing activities:
Acquisition of business—net of cash	(1,829)	—
Proceeds from sales of property and equipment	9	3
Purchases of property and equipment	(157)	(168)
Net cash used in investing activities	(1,977)	(165)
Cash flows from financing activities:
Proceeds from debt borrowings	5,084	2,987
Principal payments on debt and financing leases	(3,654)	(3,321)
Contingent consideration paid for business acquisitions	—	(2)
Payment for debt financing costs and fees	(42)	(1)
Proceeds from employee stock purchase plan	15	15
Proceeds from exercise of stock options	13	18
Tax withholding payments for net share-settled equity awards	(5)	(6)
Net cash provided by (used in) financing activities	1,411	(310)
Net decrease in cash, cash equivalents and restricted cash	(7)	(31)
Cash, cash equivalents and restricted cash—beginning of period	105	119
Cash, cash equivalents and restricted cash—end of period	$98	$88
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$112	$118
Income taxes paid—net	116	65
Property and equipment purchases included in accounts payable	21	16
Leased assets obtained in exchange for financing lease liabilities	77	82
Leased assets obtained in exchange for operating lease liabilities	11	—
Cashless exercise of stock options	1	1
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
Basis of Presentation—The Company operates on a 52 or 53 week fiscal year, with all periods ending on a Saturday. When a 53 week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal years 2019 and 2018 are both 52 week fiscal years. Fiscal year 2020 will be a 53 week fiscal year.
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
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This new guidance permits an entity to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. The Company adopted this guidance as of the beginning of fiscal year 2019 and elected not to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases, and has issued subsequent amendments to Topic 842. The Company adopted Topic 842 on December 30, 2018, the effective and initial application date, using the modified retrospective approach. The Company elected from the package of practical expedients permitted under the transition guidance within Topic 842, which, among other things, allowed the Company to carry forward the historical lease classification. Adoption of Topic 842 resulted in the recording of additional net lease assets and lease liabilities of approximately $100 million, as of December 30, 2018. The initial adoption of Topic 842 did not materially impact the Company’s Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows. The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 842. See Note 14, Leases.
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
At September 28, 2019, the Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.5 billion and $1.3 billion as of September 28, 2019 and December 29, 2018, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are they associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $31 million and $37 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of September 28, 2019 and December 29, 2018, respectively, and $38 million and $28 million included in other assets in the Company’s Consolidated Balance Sheets as of September 28, 2019 and December 29, 2018, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Meats and seafood	$2,352	$2,198	$6,849	$6,484
Dry grocery products	1,100	1,070	3,254	3,181
Refrigerated and frozen grocery products	1,054	979	3,076	2,896
Dairy	689	646	1,955	1,906
Equipment, disposables and supplies	628	594	1,822	1,722
Beverage products	352	337	1,029	991
Produce	356	329	1,020	954
Net sales	$6,531	$6,153	$19,005	$18,134

4.	BUSINESS ACQUISITIONS
On September 13, 2019, USF completed the $1.8 billion all cash acquisition of five foodservice companies (the “Food Group”) from Services Group of America, Inc.: Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and GAMPAC Express, Inc. The acquisition of the Food Group expands the Company’s network in the West and Northwest parts of the United States.
USF financed the acquisition with borrowings under a new $1.5 billion incremental senior secured term loan facility, as further described in Note 12, Debt, and with borrowings under its revolving credit facilities. The assets, liabilities and results of operations of the Food Group have been included in the Company’s consolidated financial statements since the date the acquisition was completed.

As a condition to receiving regulatory clearance for the acquisition from the Federal Trade Commission, USF divested three Food Group distribution facilities (the "Divested Assets"). The total amount of proceeds received from the October 11, 2019 sale of the Divested Assets at closing was $94 million, which, together with approximately $21 million in holdback funds and expected working capital adjustments, approximates the fair value of the Divested Assets. The assets and liabilities of the Divested Assets are included in assets of discontinued operations and liabilities of discontinued operations, respectively, in the Company's Consolidated Balance Sheets. The operating results of the Divested Assets from the date the acquisition was completed through September 28, 2019 are included in income from discontinued operations—net of tax in the Company's Consolidated Statements of Comprehensive Income.
The following table summarizes the preliminary purchase price allocation recognized for the acquisition based on preliminary estimates of the fair value of the assets acquired and the liabilities assumed. The allocation is dependent upon certain valuation and other analyses and studies that have not yet been completed. Accordingly, the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and final valuations are completed. There can be no assurances that these final valuations and additional analyses and studies will not result in significant changes to the preliminary estimates of fair value set forth below.

Preliminary Purchase Price Allocation
Accounts receivable	$145
Inventories	166
Assets of discontinued operations	142
Other current assets	7
Property and equipment	200
Goodwill(1)	761
Other intangibles(2)	691
Other assets	47
Accounts payable	(200)
Accrued expenses and other current liabilities	(61)
Liabilities of discontinued operations	(27)
Other long-term liabilities, including financing leases	(42)
Cash paid for acquisition	$1,829

(1)
Goodwill recognized is primarily attributable to expected synergies from the combined company, as well as intangible assets that do not qualify for separate recognition. The acquired goodwill is deductible for U.S. federal income tax purposes.

(2)	Other intangible assets consist of customer relationships of $652 million with estimated useful lives of 15 years and indefinite-lived brand names and trademarks of $39 million.
Net sales and net income for the Food Group (exclusive of the Divested Assets, as the sales and net income of the Divested Assets are reflected in discontinued operations, which have been included in the Company’s Consolidated Statements of Comprehensive Income since the date the acquisition was completed), were $132 million and $1 million, during the 13 weeks and 39 weeks ended September 28, 2019, respectively. Acquisition related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $17 million and $10 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and $35 million and $10 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.

The following table presents the Company’s unaudited pro forma consolidated net sales, net income and earnings per share (“EPS”) for the 13 weeks and 39 weeks ended September 28, 2019 and September 29, 2018, respectively. The unaudited pro forma financial information includes the historical results of operations of the Company and the Food Group, giving effect to the acquisition and related financing as if they had occurred as of December 31, 2017, which was the first day of the Company’s fiscal year 2018.

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Pro forma net sales	$7,195	$6,907	$21,086	$20,265
Pro forma net income	$123	$120	$305	$294
Pro forma earnings per share:
Basic	$0.56	$0.55	$1.40	$1.36
Diluted	$0.56	$0.55	$1.39	$1.35

The unaudited pro forma financial information for all periods presented above excludes the results of operations related to the Divested Assets, as the results of operations related to the Divested Assets are reflected as discontinued operations. Unaudited net sales, net income and EPS related to the Divested Assets for the 13 weeks and 39 weeks ended September 28, 2019 and September 29, 2018, respectively, are as follows:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Pro forma net sales	$114	$136	$372	$390
Pro forma net income	$3	$4	$6	$8
Pro forma earnings per share:
Basic	$0.02	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04

The unaudited pro forma financial information above includes adjustments for: (1) incremental depreciation expense related to fair value increases of certain acquired property and equipment, (2) amortization expense related to the fair value of intangible assets acquired, (3) interest expense related to the borrowings under the new incremental senior secured term loan facility and revolving credit facilities used to finance the acquisition, (4) the elimination of acquisition-related costs that were included in the Company’s historical results, and (5) adjustments to the income tax provision based on pro forma results of operations. No effect has been given to potential synergies, operating efficiencies or costs arising from the integration of the Food Group with our previously existing operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the date indicated. Further, the pro forma financial information does not purport to project the Company’s future consolidated results of operations following the acquisition.

5.	RESTRICTED CASH
Restricted cash primarily consists of cash on deposit with financial institutions as collateral for certain letters of credit. Cash, cash equivalents and restricted cash as presented in the Company's Consolidated Statements of Cash Flows as of September 28, 2019 and December 29, 2018 consisted of the following:

	September 28, 2019	December 29, 2018
Cash and cash equivalents	$90	$104
Restricted cash—included in other assets	8	1
Total cash, cash equivalents and restricted cash	$98	$105

6.	INVENTORIES
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
The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This links current costs to original costs in the base year when the Company adopted LIFO. As of September 28, 2019 and December 29, 2018, LIFO reserves in the Company’s Consolidated Balance Sheets were $143 million and $130 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $1 million and decreased $9 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and increased $13 million and decreased $1 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.

7.	ACCOUNTS RECEIVABLE FINANCING PROGRAM
Under its accounts receivable financing facility (the “ABS Facility”), USF sells, on a revolving basis, eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its right, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders. The Company consolidates the Receivables Company and, consequently, the transfer of the eligible receivables is a transaction internal to the Company and the eligible receivables have not been derecognized from the Company’s Consolidated Balance Sheets. Included in the Company’s accounts receivable balance as of September 28, 2019 and December 29, 2018 was approximately $1.1 billion and $1.0 billion, respectively, of eligible receivables held as collateral in support of the ABS Facility. See Note 12, Debt, for a further description of the ABS Facility.

8.	ASSETS HELD FOR SALE
The Company classifies its closed facilities as assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as assets held for sale for more than one year while the Company continues to actively market the facilities. The change in assets held for sale for the 39 weeks ended September 28, 2019 was as follows:

Balance as of December 29, 2018	$7
Assets sold	(6)
Balance as of September 28, 2019	$1

During the 39 weeks ended September 28, 2019, two closed distribution facilities and an excess parcel of land were sold for aggregate proceeds of $6 million, which approximated their aggregate carrying values.

9.	PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of September 28, 2019 and December 29, 2018, property and equipment-net included accumulated depreciation of $2,288 million and $2,117 million, respectively. Depreciation expense was $75 million for both the 13 weeks ended September 28, 2019 and September 29, 2018, and $228 million and $220 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.

10.	GOODWILL AND OTHER INTANGIBLES
Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. Other intangible assets include customer relationships, noncompete agreements, the brand names comprising the Company’s portfolio of exclusive brands, and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization, but are subject to impairment assessments as described below.

Customer relationships and noncompete agreements are intangible assets with definite lives and are carried at the acquired fair value, less accumulated amortization. Customer relationships and noncompete agreements are amortized over the estimated useful lives (which are 2 to 15 years). Amortization expense was $12 million and $10 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and $32 million and $30 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.
Goodwill and other intangibles—net consisted of the following:

	September 28, 2019	December 29, 2018
Goodwill	$4,728	$3,967
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$806	$154
Accumulated amortization	(116)	(85)
Net carrying value	690	69
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(1)
Net carrying value	1	2
Brand names and trademarks—not amortizing	292	253
Total other intangibles—net	$983	$324

The increase in goodwill and other intangible assets as of September 28, 2019 is attributable to the Food Group acquisition, as described in Note 4, Business Acquisitions.
The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. The Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of June 30, 2019, the first day of the third quarter of fiscal year 2019, with no impairments noted.

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

The Company’s assets and liabilities measured at fair value on a recurring basis as of September 28, 2019 and December 29, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	September 28, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$2	$—	$2
	December 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1	$—	$—	$1
Interest rate swaps	—	19	—	19
	$1	$19	$—	$20

There were no significant assets or liabilities in the Company's Consolidated Balance Sheets measured at fair value on a nonrecurring basis. Business acquisitions are recorded at fair value as further described in Note 4, Business Acquisitions.
Recurring Fair Value Measurements
Money Market Funds
Money market funds include highly liquid investments with a maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.
Derivative Financial Instruments
The Company uses interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate Initial Term Loan Facility (as defined in Note 12, Debt).
On August 1, 2017, USF entered into four-year interest rate swap agreements with a notional amount of $1.1 billion, reducing to $825 million in the fourth year. These swaps effectively converted approximately half of the principal amount of the Initial Term Loan Facility from a variable to a fixed rate loan.
On May 31, 2019, an interest rate swap agreement with a notional amount of $367 million was terminated, and the Company received cash proceeds of $1 million, the fair value of the interest rate swap on the termination date. The proceeds were recorded as cash provided by operating activities in the Company's Consolidated Statement of Cash Flows. The $1 million gain from the termination of the interest rate swap agreement remains in accumulated other comprehensive loss and is being amortized to interest expense through July 31, 2021, the remaining term of the original interest rate swap agreement.
After giving effect to the termination of the interest rate swap agreement, the remaining interest rate swap agreements collectively have a notional value of $733 million, reducing to $550 million on July 31, 2020. The Company pays an aggregate effective rate of 3.70% on the notional amount of the Initial Term Loan Facility covered by the interest rate swap agreements, comprised of 1.70% plus a spread of 2.00% (see Note 12, Debt).

The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties and the Company. The following table presents the balance sheet location and fair value of the interest rate swaps as of September 28, 2019 and December 29, 2018:

		Fair Value
	Balance Sheet Location	September 28, 2019	December 29, 2018
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$—	$8
Interest rate swaps	Other assets	—	11
	Total assets	—	19
Interest rate swaps	Other long-term liabilities	2	—
	Net position	$2	$19

Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the 13 weeks and 39 weeks ended September 28, 2019 and September 29, 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended September 28, 2019
Interest rate swaps	$—	Interest expense—net	$(1)
For the 13 weeks ended September 29, 2018
Interest rate swaps	$2	Interest expense—net	$(1)
For the 39 weeks ended September 28, 2019
Interest rate swaps	$(11)	Interest expense—net	$(4)
For the 39 weeks ended September 29, 2018
Interest rate swaps	$14	Interest expense—net	$(1)

During the next twelve months, the Company estimates that a de minimis amount will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, restricted cash, accounts receivable, cash overdraft liability, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated its carrying value of $4.9 billion and $3.5 billion as of September 28, 2019 and December 29, 2018, respectively. The fair value of the Company’s 5.88% unsecured Senior Notes due June 15, 2024 (the “Senior Notes”), was $0.6 billion as of both September 28, 2019 and December 29, 2018, based upon the closing market prices of the Senior Notes on both dates, and is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

12.	DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of September 28, 2019	September 28, 2019	December 29, 2018
ABL Facility	May 31, 2024	3.48%	$138	$81	(1)
ABS Facility	September 21, 2022	2.98%	215	275	(2)
Initial Term Loan Facility (net of $5 of unamortized deferred financing costs)	June 27, 2023	4.11%	2,129	2,145
Incremental Term Loan Facility (net of $36 of unamortized deferred financing costs)	September 13, 2026	4.04%	1,464	—
Senior Notes (net of $5 of unamortized deferred financing costs)	June 15, 2024	5.88%	595	595
Obligations under financing leases	2019–2026	2.00% - 6.17%	375	352
Other debt	2021–2031	5.75% - 9.00%	8	9
Total debt			4,924	3,457
Current portion of long-term debt			(136)	(106)
Long-term debt			$4,788	$3,351

(1)	Consists of outstanding borrowings under our former asset based senior secured revolving credit facility, which was refinanced with a new facility in May 2019 (as described below).

(2)	Consists of outstanding borrowings under the ABS Facility prior to its refinancing in September 2019 (as described below).
At September 28, 2019, after considering interest rate swaps that fixed the interest rate on $733 million of principal of the Initial Term Loan Facility described below, approximately 65% of the Company’s total debt was at a floating rate.
ABL Facility—On May 31, 2019, USF completed a refinancing of its asset based senior secured revolving credit facility with a new asset based senior secured revolving credit facility (the “ABL Facility”). The ABL Facility provides USF with loan commitments having a maximum aggregate principal amount of $1,700 million, comprised of (1) $1,400 million of commitments effective as of May 31, 2019 and (2) $300 million of commitments that may become effective, at USF's election, at any time on or prior to November 30, 2019. The ABL Facility includes subfacilities for the issuance of up to $800 million of letters of credit and up to $170 million of swing line loans. Extensions of credit under the ABL Facility are subject to availability under a “borrowing base” comprised of various percentages of the value of certain eligible accounts receivable, inventory, transportation equipment and cash and cash equivalents, which also serve as collateral for borrowings under the ABL Facility.
Borrowings under the ABL Facility bear interest, at USF's periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as defined under the ABL Facility, plus a margin ranging from 0% to 0.50%, or the sum of a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of September 28, 2019 was 0.25% for ABR loans and 1.25% for LIBOR loans. The ABL Facility also carries a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility.
The ABL Facility is scheduled to mature on May 31, 2024, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of indebtedness under the Initial Term Loan Facility, the Incremental Term Loan Facility or the Senior Notes remains outstanding on a date that is 60 days prior to the maturity date for the Initial Term Loan Facility, the Incremental Term Loan Facility or the Senior Notes, respectively.
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
The Company incurred $4 million of lender fees and third-party costs in connection with the ABL Facility refinancing which were capitalized as deferred financing costs. These deferred financing costs, along with $1 million of unamortized deferred financing costs related to the former asset based senior secured revolving credit facility, will be amortized through May 31, 2024, the ABL Facility maturity date.
As of September 28, 2019, USF had $138 million of outstanding borrowings, and had issued letters of credit totaling $300 million, under the ABL Facility. Outstanding letters of credit included: (1) $230 million issued in favor of certain commercial insurers to secure USF’s obligations with respect to its self-insurance program, (2) $69 million issued to secure USF’s obligations with respect to certain real estate leases, and (3) $1 million issued for other obligations. There was available capacity under the ABL Facility of $962 million as of September 28, 2019.
ABS Facility—On September 20, 2019, USF completed a refinancing of the ABS Facility. The maximum borrowing capacity under the ABS Facility is $800 million. As of September 28, 2019, USF had $215 million of outstanding borrowings under the ABS Facility. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity under the ABS Facility of $570 million as of September 28, 2019.
The ABS Facility bears interest at LIBOR plus a margin of 0.95%, and carries an unused commitment fee of 0.35% or 0.45% based on USF's utilization of the ABS Facility. The ABS Facility is scheduled to mature on September 21, 2022. The Company incurred $1 million of lender fees and third-party costs in connection with the ABS Facility refinancing, which were capitalized as deferred financing costs and will be amortized through September 21, 2022, the ABS Facility maturity date.
Term Loan Facilities
The Term Loan Credit Agreement, dated as of May 11, 2011 (as amended, the “Term Loan Credit Agreement’), provides USF with a senior secured term loan (the "Initial Term Loan Facility") and the right to request incremental senior secured term loan commitments.
Initial Term Loan Facility
The Initial Term Loan Facility had an outstanding balance of $2.1 billion as of September 28, 2019. The table above reflects the interest rate on the unhedged portion of the Initial Term Loan Facility as of September 28, 2019. The effective interest rate of the portion of the Initial Term Loan Facility subject to interest rate hedging agreements was 3.70% as of September 28, 2019.
Incremental Term Loan Facility
USF entered into a new incremental term loan in an aggregate principal amount of $1.5 billion under the Term Loan Credit Agreement (the “Incremental Term Loan Facility”) to finance a portion of the purchase price for its acquisition of the Food Group.
Borrowings under the Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of a base rate plus a margin of 1.00%. The Incremental Term Loan Facility amortizes in equal quarterly installments at a rate per annum (expressed as a percentage of the original principal amount) of 1.00%, subject to customary adjustments in the event of any prepayment, with the balance due upon maturity. Principal repayments of $3.8 million are payable quarterly, with the balance due at maturity.
The Incremental Term Loan Facility is scheduled to mature on September 13, 2026. Borrowings under the Incremental Term Loan Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR-based borrowings and a 1.00% premium in the case of any “repricing transaction” within six months of the closing date. The Incremental Term Loan Facility may require mandatory repayments if certain assets are sold.
USF’s obligations under the Incremental Term Loan Facility are guaranteed by certain of USF’s subsidiaries, and those obligations and guarantees are secured by all the capital stock of USF and its subsidiaries and substantially all the non-real estate assets of USF and certain of its subsidiaries not pledged under the ABS Facility.
Restrictive Covenants
USF's credit agreements and indentures contain customary covenants. These include, among other things, covenants that restrict USF’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of September 28, 2019, USF had $1.2 billion of restricted payment capacity under these covenants, and approximately $2.4 billion of its net assets were restricted considering the net deferred tax assets and intercompany balances that eliminate in consolidation.

13.	RESTRUCTURING LIABILITIES
The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs. Net restructuring costs were de minimis during the 39 weeks ended September 28, 2019 and $1 million during the 39 weeks ended September 29, 2018. Net restructuring liabilities were $1 million and $2 million as of September 28, 2019 and December 29, 2018, respectively.

14.	LEASES
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
The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheet as of September 28, 2019:

Leases	Consolidated Balance Sheet Location	September 28, 2019
Assets
Operating	Other assets	$136
Financing	Property and equipment-net(1)	353
Total leased assets		$489
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$37
Financing	Current portion of long-term debt	99
Noncurrent:
Operating	Other long-term liabilities	126
Financing	Long-term debt	276
Total lease liabilities		$538

(1)	Financing lease assets are recorded net of accumulated amortization of $257 million as of September 28, 2019.

The following table presents the location of lease costs in the Company's Consolidated Statement of Comprehensive Income:

		13 Weeks Ended	39 Weeks Ended
Lease Cost	Statement of Comprehensive Income Location	September 28, 2019	September 28, 2019
Operating lease cost	Distribution, selling and administrative costs	$7	$21
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	21	60
Interest on lease liabilities	Interest expense-net	3	9
Variable lease cost	Distribution, selling and administrative costs	2	5
Net lease cost		$33	$95

Future lease payments under lease agreements as of September 28, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases	Financing Leases	Total
Remainder of 2019	$11	$34	$45
2020	47	105	152
2021	39	83	122
2022	34	60	94
2023	29	57	86
2024	7	40	47
After 2024	25	26	51
Total lease payments	192	405	597
Less amount representing interest	(29)	(30)	(59)
Present value of lease liabilities	$163	$375	$538
Future minimum lease payments in effect as of December 29, 2018 under noncancelable lease arrangements, as determined prior to the adoption of Topic 842, were as follows:

Future Minimum Lease Payments(1)	Operating Leases	Financing Leases	Total
2019	$34	$95	$129
2020	34	84	118
2021	30	71	101
2022	27	54	81
2023	23	43	66
After 2023	7	38	45
Total lease payments	155	385	540
Less amount representing interest	(4)	(33)	(37)
Present value of minimum lease payments	$151	$352	$503

(1)	Information in this table has been conformed to the current year presentation under Topic 842.

Other information related to lease agreements for the 39 weeks ended September 28, 2019 was as follows:

39 Weeks Ended
Cash Paid For Amounts Included In Measurement of Liabilities	September 28, 2019
Operating cash flows from operating leases	$24
Operating cash flows from financing leases	9
Financing cash flows from financing leases	49

Lease Term and Discount Rate	September 28, 2019
Weighted-average remaining lease term (years):
Operating leases	5.80
Financing leases	5.30
Weighted-average discount rate:
Operating leases	4.6%
Financing leases	3.5%

15.	RETIREMENT PLANS
The Company has defined benefit and defined contribution retirement plans for its employees and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
The components of net periodic pension benefit costs (credits) for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Components of net periodic pension benefit costs (credits)
Service cost	$1	$1	$2	$2
Interest cost	10	10	28	28
Expected return on plan assets	(13)	(13)	(37)	(39)
Amortization of net loss	1	—	3	2
Settlements	3	—	3	—
Net periodic pension benefit costs (credits)	$2	$(2)	$(1)	$(7)

Other postretirement net periodic benefit costs were de minimis for both the 13 weeks and 39 weeks ended September 28, 2019 and September 29, 2018.
The service cost component of net periodic pension benefit credits is included in distribution, selling and administrative costs, while the other components of net periodic pension benefit credits are included in other expense (income)—net, respectively, in the Company's Consolidated Statements of Comprehensive Income.
In the third quarter of 2019, the Company amended its defined benefit plan to offer certain terminated plan participants with vested benefits the opportunity to elect to receive an immediate lump sum payment. In addition, the Company intends to spin-off certain active participants with small accrued benefits and retirees into a separate plan and terminate that plan in order to allow those participants the ability to receive an immediate lump sum payout, with any remaining liabilities transferring to an insurance company through the purchase by the Company of an annuity contract. Estimated pension obligation settlement payments related to these transactions of approximately $75 million will be paid from pension plan assets through a combination of lump sum payments and purchased annuities. The Company expects to incur non-cash settlement charges of approximately $19 million in fiscal year 2019, including approximately $16 million in the fourth quarter when the settlements in connection with these transactions are expected to be paid. The $3 million of settlement charges incurred during the third quarter of fiscal year 2019 relate to ordinary course lump sum payment elections as provided under the current plan. Settlement charges are included in other expense (income)—net in the Company's Consolidated Statements of Comprehensive Income.

The Company does not expect to make a significant contribution to its Company sponsored defined benefit plans in fiscal year 2019.
Certain employees are eligible to participate in the Company's 401(k) savings plan. The Company made employer matching contributions to the 401(k) plan of $13 million and $11 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and $38 million and $36 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.
The Company is also required to contribute to various multiemployer pension plans under certain of its collective bargaining agreements. The Company’s contributions to these plans were $10 million and $9 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and $28 million and $27 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.

16.	EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. Stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals are considered potentially dilutive securities.
The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Income from continuing operations	$105	$114	$292	$307
Income from discontinued operations	1	—	1	—
Net income	$106	$114	$293	$307
Denominator:
Weighted-average common shares outstanding	218	217	218	216
Dilutive effect of share-based awards	2	1	1	2
Weighted-average dilutive shares outstanding	220	218	219	218
Basic earnings per share:
Continuing operations	$0.48	$0.53	$1.33	$1.42
Discontinued operations	0.01	—	0.01	—
Net income per share	$0.49	$0.53	$1.34	$1.42
Diluted earnings per share:
Continuing operations	$0.47	$0.52	$1.33	$1.41
Discontinued operations	0.01	—	0.01	—
Net income per share	$0.48	$0.52	$1.34	$1.41

17.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(95)	$(77)	$(97)	$(103)
Reclassification adjustments:
Amortization of net loss(2) (3)	1	—	3	2
Settlements(2)(3)	3	—	3	—
Pension remeasurement(4)	—	—	—	33
Total before income tax	4	—	6	35
Income tax provision	1	—	1	9
Current period comprehensive income, net of tax	3	—	5	26
Balance as of end of period(1)	$(92)	$(77)	$(92)	$(77)

Interest rate swaps:
Balance as of beginning of period (1)	$(1)	$20	$13	$8
Change in fair value of interest rate swaps	(1)	3	(15)	20
Amounts reclassified to interest expense—net	(1)	(1)	(5)	(1)
Total before income tax	(2)	2	(20)	19
Income tax (benefit) provision	(1)	—	(5)	5
Current period comprehensive (loss) income, net of tax	(1)	2	(15)	14
Balance as of end of period(1)	$(2)	$22	$(2)	$22
Accumulated other comprehensive loss as of end of period(1)	$(94)	$(55)	$(94)	$(55)

(1)	Amounts are presented net of tax.

(2)	Included in the computation of net periodic benefit costs. See Note 15, Retirement Plans, for additional information.

(3)	Included in other expense (income)—net in the Consolidated Statements of Comprehensive Income.

(4)	Resulting from a $35 million incremental contribution to the Company's defined benefit pension plan in fiscal year 2018.

18.	INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 39 weeks ended September 28, 2019 and September 29, 2018 for purposes of determining its year-to-date tax provision.
For the 13 weeks ended September 28, 2019, the Company's effective income tax rate of 27% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to a change in valuation allowance. For the 13 weeks ended September 29, 2018, the Company's effective income tax rate of 19% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million primarily related to the adjustments finalizing provisional amounts recorded as of December 30, 2017 in connection with the reduction of the federal corporate income tax rate under the Tax Act and a tax benefit of $4 million primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the Internal Revenue Service (the "IRS") to change a method of accounting.
For the 39 weeks ended September 28, 2019, the Company's effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $3 million primarily related to excess tax benefits associated with share-based compensation. For the 39 weeks ended September 29, 2018, the Company's effective income tax rate of 16% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $21 million primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, a tax benefit of $6 million primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $8 million primarily related to the adjustments finalizing provisional amounts recorded as of December 30, 2017 in connection with the reduction of the federal corporate income tax rate under the Tax Act.

19.	COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of September 28, 2019, the Company had $959 million of purchase orders and purchase contract commitments to be purchased in the remainder of fiscal year 2019 and $55 million of information technology commitments through May 2024 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. As of September 28, 2019, the Company had diesel fuel forward purchase commitments totaling $106 million through February 2021. Additionally, as of September 28, 2019, the Company had electricity forward purchase commitments totaling $5 million through December 2021. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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

20.	BUSINESS INFORMATION
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
We supply approximately 300,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide approximately 450,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 4,500 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of more than 70 distribution facilities and fleet of approximately 7,000 trucks allow us to operate efficiently and to provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
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
Highlights
Food Group Acquisition—On September 13, 2019, USF completed the $1.8 billion all cash acquisition of the Food Group. The acquisition of the Food Group expands the Company’s network in the West and Northwest parts of the United States. The assets, liabilities and results of operations of the Food Group have been included in the Company’s consolidated financial statements since the date the acquisition was completed.
Financial Highlights—Total case volume for the 13 weeks and 39 weeks ended September 28, 2019 increased 3.0% and 2.0%, respectively. Independent restaurant case growth was 6.3% and 5.5% for the 13 weeks and 39 weeks ended September 28, 2019, respectively. Net sales increased 6.1% and 4.8% for the 13 weeks and 39 weeks ended September 28, 2019, respectively, primarily due to the increase in organic case volume and year-over-year inflation in multiple product categories, including grocery, produce and beef. The inclusion of the Food Group with our operations contributed net sales of $132 million for the 13 weeks and 39 weeks ended September 28, 2019.
Gross profit increased $48 million, or 4.3%, to $1,156 million for the 13 weeks ended September 28, 2019, and increased $136 million, or 4.2%, to $3,350 million for the 39 weeks ended September 28, 2019, primarily as a result of the impact of margin expansion initiatives, the inclusion of the Food Group with our operations, and an increase in organic case volume, which were partially offset by unfavorable year-over-year LIFO adjustments.
As a percentage of net sales, gross profit was 17.7% for the 13 weeks ended September 28, 2019, as compared to 18.0% for the prior year period, and was 17.6% for the for the 39 weeks ended September 28, 2019, as compared to 17.7% for the prior year period.

Total operating expenses increased $39 million, or 4.2%, to $968 million for the 13 weeks ended September 28, 2019 and increased $111 million, or 4.1%, to $2,837 million for the 39 weeks ended September 28, 2019, primarily as a result of higher wage costs, primarily distribution related, the inclusion of the Food Group with our operations, and acquisition-related costs, which were partially offset by the positive impact of expense control initiatives.

Outlook
Our outlook for fiscal year 2019 is set forth in the 2018 Annual Report. Our strategy includes a continued focus on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in our business.
Results of Operations
The following table presents selected historical results of operations for the periods indicated*:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Consolidated Statements of Operations Data:
Net sales	$6,531	$6,153	$19,005	$18,134
Cost of goods sold	5,375	5,045	15,655	14,920
Gross profit	1,156	1,108	3,350	3,214
Operating expenses:
Distribution, selling and administrative costs	968	929	2,837	2,725
Restructuring costs	—	—	—	1
Total operating expenses	968	929	2,837	2,726
Operating income	188	179	513	488
Other expense (income)—net	1	(3)	(3)	(9)
Interest expense—net	43	42	127	133
Income before income taxes	144	140	389	364
Income tax provision	39	26	97	57
Income from continuing operations	105	114	292	307
Income from discontinued operations—net of tax	1	—	1	—
Net income	$106	$114	$293	$307
Percentage of Net Sales:
Gross profit	17.7%	18.0%	17.6%	17.7%
Distribution, selling and administrative costs	14.8%	15.1%	14.9%	15.0%
Operating expenses	14.8%	15.1%	14.9%	15.0%
Operating income	2.9%	2.9%	2.7%	2.7%
Net income	1.6%	1.9%	1.5%	1.7%
Adjusted EBITDA(1)	4.7%	4.6%	4.5%	4.4%
Other Data:
Cash flows—operating activities	$165	$133	$559	$444
Cash flows—investing activities	(1,875)	(49)	(1,977)	(165)
Cash flows—financing activities	1,711	(96)	1,411	(310)
Capital expenditures	47	51	157	168
EBITDA(1)	275	267	777	747
Adjusted EBITDA(1)	307	283	859	806
Adjusted net income(1)	143	127	378	341
Free cash flow(2)	118	82	402	276

(*)	Prior year amounts may have been rounded to conform with the current year presentation.

(1)
EBITDA is defined as net income, plus interest expense—net, income tax provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) restructuring costs (benefits) and tangible asset impairments; (2) share-based compensation expense; (3) the non-cash impact of LIFO reserve adjustments; (4) business transformation costs; and (5) other gains, losses, or charges as specified in the agreements governing our indebtedness. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. Effective as of the fiscal third quarter 2019, we revised the definition of Adjusted net income to also exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation. EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Quarterly Report are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

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
We believe that Adjusted net income is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, interest expense, and income taxes on a consistent basis from period to period. We believe that Adjusted net income may be used by investors, analysts and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated*:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$106	$114	$293	$307
Interest expense—net	43	42	127	133
Income tax provision	39	26	97	57
Depreciation expense	75	75	228	220
Amortization expense	12	10	32	30
EBITDA	275	267	777	747
Adjustments:
Restructuring costs(1)	—	—	—	1
Share-based compensation expense(2)	7	3	22	20
LIFO reserve change(3)	1	(9)	13	(1)
Business transformation costs(4)	3	3	6	18
Income from discontinued operations(5)	(1)	—	(1)	—
Food Group acquisition-related costs and other(6)	22	19	42	21
Adjusted EBITDA	307	283	859	806
Depreciation expense(7)	(75)	(75)	(228)	(220)
Interest expense—net	(43)	(42)	(127)	(133)
Income tax provision, as adjusted(7)(8)	(46)	(39)	(126)	(112)
Adjusted net income(7)	$143	$127	$378	$341
Free cash flow
Cash flows from operating activities	$165	$133	$559	$444
Capital expenditures	(47)	(51)	(157)	(168)
Free cash flow	$118	$82	$402	$276

(*)	Prior year amounts may have been rounded to conform with the current year presentation.

(1)	Consists primarily of severance and related costs and organizational realignment costs.

(2)	Share-based compensation expense for stock and option awards and discounts provided under employee stock purchase plan.

(3)	Represents the non-cash impact of LIFO reserve adjustments.

(4)	Consists primarily of costs related to significant process and systems redesign across multiple functions.

(5)	Consists of income net of income taxes from the Divested Assets.

(6)
Includes Food Group acquisition-related costs of $17 million and $10 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and $35 million and $10 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively. Also includes gains, losses or costs as specified under the agreements governing our indebtedness

(7)
Effective as of the fiscal third quarter 2019, we revised the definition of Adjusted net income to exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation.

(8)
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

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows*:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
GAAP income tax provision	$39	$26	$97	$57
Tax impact of pre-tax income adjustments(1)	10	7	27	22
Discrete tax items	(3)	6	2	33
Income tax provision, as adjusted	$46	$39	$126	$112

(*)	Prior year amounts may have been rounded to conform with the current year presentation.

(1)
Effective as of the fiscal third quarter 2019, we revised the definition of Adjusted net income to exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation

Comparison of Results
13 Weeks Ended September 28, 2019 and September 29, 2018
Highlights

•	Total case volume increased 3.0% and independent restaurant case volume increased 6.3% in 2019.

•	Net sales increased $378 million, or 6.1%, to $6,531 million in 2019.

•	Operating income increased $9 million, or 5.0%, to $188 million in 2019. As a percentage of net sales, operating income was 2.9% in both 2019 and 2018.

•	Net income was $106 million in 2019, compared to $114 million in 2018.

•	Adjusted EBITDA increased $24 million, or 8.5%, to $307 million in 2019. As a percentage of net sales, Adjusted EBITDA was 4.7% in 2019, compared to 4.6% in 2018.
Net Sales
Total case volume increased 3.0% in 2019. The increase reflected growth with independent restaurants of 6.3%. Organic case volume increased 0.9% and organic independent restaurant case volume increased 4.2% .
Net sales increased $378 million, or 6.1%, to $6,531 million in 2019, comprised of a $185 million, or 3.0%, increase in case volume and a $193 million, or 3.1%, increase in the overall net sales rate per case. Sales of private brands represented approximately 36% and 35% of net sales in 2019 and 2018, respectively. The Food Group contributed net sales of $132 million in 2019.
The increase in net sales rate per case of 3.1% primarily reflects year-over-year inflation in multiple product categories, including grocery, produce and beef, which benefited net sales since a significant portion of our sales is based on markups over product cost.
Gross Profit
Gross profit increased $48 million, or 4.3%, to $1,156 million in 2019, primarily as a result of the impact of margin expansion initiatives, the inclusion of the Food Group with our operations, and an increase in organic case volume, which were partially offset by unfavorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in expense of $1 million in 2019 compared to a benefit of $9 million in 2018, primarily as a result of higher inflation in multiple product categories in 2019 compared to 2018. Gross profit as a percentage of net sales was 17.7% in 2019, as compared to 18.0% in 2018.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs, increased $39 million, or 4.2%, to $968 million in 2019. Operating expenses as a percentage of net sales were 14.8% in 2019, as compared to 15.1% in 2018. The increase in operating expenses included $35 million of higher wage and related costs, primarily distribution related, the inclusion of the Food Group with our operations, and $7 million of higher acquisition-related costs, which were partially offset by the positive impact of expense control initiatives.
Operating Income
Operating income increased $9 million, or 5.0%, to $188 million in 2019. Operating income as a percentage of net sales was 2.9% in both 2019 and 2018. The change in operating income was due to the factors discussed in the relevant sections above.
Other Expense (Income)—Net
Other expense (income)—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other expense—net of $1 million in 2019, including $3 million of non-cash settlement charges resulting from lump sum payments to former participants in our defined benefit pension plan. We recognized other income—net of $3 million in 2018.
Interest Expense—Net
Interest expense—net increased $1 million to $43 million in 2019, primarily due to borrowings incurred to finance the acquisition of the Food Group, partially offset by lower average revolving credit facility borrowings.

Income Tax Provision
For the 13 weeks ended September 28, 2019, our effective income tax rate of 27% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to a change in valuation allowance. For the 13 weeks ended September 29, 2018, our effective income tax rate of 19% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million primarily related to the adjustments finalizing provisional amounts recorded as of December 30, 2017 in connection with the reduction of the federal corporate income tax rate under the Tax Act and a tax benefit of $4 million primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting.
Net Income
Our net income was $106 million in 2019 as compared to $114 million in 2018. The decrease in net income was due to the relevant factors discussed above.
39 Weeks Ended September 28, 2019 and September 29, 2018
Highlights

•	Total case volume increased 2.0% and independent restaurant case volume increased 5.5% in 2019.

•	Net sales increased $871 million, or 4.8%, to $19,005 million in 2019.

•	Operating income increased $25 million, or 5.1%, to $513 million in 2019. As a percentage of net sales, operating income was 2.7% in both 2019 and 2018.

•	Net income was $293 million in 2019, compared to $307 million in 2018.

•	Adjusted EBITDA increased $53 million, or 6.6%, to $859 million in 2019. As a percentage of net sales, Adjusted EBITDA was 4.5% in 2019, compared to 4.4% in 2018.
Net Sales
Total case volume increased 2.0% in 2019. The increase reflects growth with independent restaurants of 5.5%. Organic case volume increased 1.3% and organic independent restaurant case volume increased 4.8%.
Net sales increased $871 million, or 4.8%, to $19,005 million in 2019, comprised of a $372 million, or 2.0%, increase in case volume and a $499 million, or 2.8%, increase in the overall net sales rate per case. Sales of private brands represented approximately 35% and 34% of net sales in 2019 and 2018, respectively. The Food Group contributed net sales of $132 million in 2019.
The increase in net sales rate per case of 2.8% primarily reflects year-over-year inflation. We experienced year-over-year inflation in multiple product categories, including grocery, poultry, beef and produce, which benefited net sales since a significant portion of our sales is based on markups over product cost.
Gross Profit
Gross profit increased $136 million, or 4.2%, to $3,350 million in 2019, primarily as a result of the impact of margin expansion initiatives, an increase in organic case volume, and the inclusion of the Food Group with our operations, which were partially offset by unfavorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in expense of $13 million in 2019 compared to a benefit of $1 million in 2018, primarily as a result of higher inflation in multiple product categories in 2019 compared to 2018. Gross profit as a percentage of net sales was 17.6% in 2019, as compared to 17.7% in 2018.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs, increased $111 million, or 4.1%, to $2,837 million in 2019. Operating expenses as a percentage of net sales were 14.9% in 2019, as compared to 15.0% in 2018. The increase in operating expenses included $77 million of higher wage and related costs, primarily distribution related, $25 million of higher acquisition-related costs, the inclusion of the Food Group with our operations, and $8 million of higher other distribution related costs, which were partially offset by the positive impact of expense control initiatives.

Operating Income
Operating income increased $25 million, or 5.1%, to $513 million in 2019. Operating income as a percentage of net sales was 2.7% in both 2019 and 2018. The change in operating income was due to the factors discussed in the relevant sections above.
Other Expense (Income)—Net
Other expense (income)—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $3 million in 2019, net of $3 million of non-cash settlement charges resulting from lump sum payments to former participants in our defined benefit pension plan. We recognized other income—net of $9 million in 2018.
Interest Expense—Net
Interest expense—net decreased $6 million to $127 million in 2019, primarily due to lower average debt levels in 2019, which were partially offset by borrowings incurred to finance the acquisition of the Food Group.
Income Tax Provision
For the 39 weeks ended September 28, 2019, our effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $3 million primarily related to excess tax benefits associated with share-based compensation. For the 39 weeks ended September 29, 2018, our effective income tax rate of 16% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $21 million primarily related to the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, a tax benefit of $6 million primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $8 million primarily related to the adjustments finalizing provisional amounts recorded as of December 30, 2017 in connection with the reduction of the federal corporate income tax rate under the Tax Act.
Net Income
Our net income was $293 million in 2019 as compared to $307 million in 2018. The decrease in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements.
Indebtedness
As of September 28, 2019, the aggregate carrying value of our indebtedness was $4,924 million, net of $46 million of unamortized deferred financing costs.
As of September 28, 2019, we had aggregate commitments for additional borrowings under the ABL Facility and the ABS Facility of $1,547 million, of which $1,532 million was available based on our borrowing base.
We completed a refinancing of the ABL Facility on May 31, 2019. The ABL Facility provides us with loan commitments having a maximum aggregate principal amount of $1,700 million, comprised of (1) $1,400 million of commitments effective as of May 31, 2019 and (2) $300 million of commitments that may become effective, at our election, at any time on or prior to November 30, 2019. The ABL Facility includes subfacilities for the issuance of up to $800 million of letters of credit and up to $170 million of swing line loans. As of September 28, 2019, we had $138 million of outstanding borrowings and had issued letters of credit totaling $300 million under the ABL Facility. There was available capacity of $962 million under the ABL Facility based on our borrowing base as of September 28, 2019.
We completed a refinancing of the ABS Facility on September 20, 2019. The maximum borrowing capacity under the ABS Facility is $800 million. We had outstanding borrowings under the ABS Facility of $215 million as of September 28, 2019. There was available capacity of $570 million under the ABS Facility based on our borrowing base as of September 28, 2019.
The Initial Term Loan Facility had a carrying value of $2,129 million, net of $5 million of unamortized deferred financing costs, as of September 28, 2019. The Incremental Term Loan Facility had a carrying value of $1,464 million, net of $36 million of unamortized deferred financing costs, as of September 28, 2019.

The Senior Notes had a carrying value of $595 million, net of $5 million of unamortized deferred financing costs, as of September 28, 2019. We also had $375 million of obligations under financing leases for transportation equipment and building leases as of September 28, 2019.
We believe that the combination of cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.
As of September 28, 2019, USF had $1.2 billion of restricted payment capacity under its credit facilities and approximately $2.4 billion of its net assets were restricted after considering the net deferred tax assets and intercompany balances that are eliminated in consolidation. As of September 28, 2019, we were in compliance with all of our debt covenants.
Every quarter, we review rating agency changes for all of the lenders that have a continuing obligation to provide us with funding. We are not aware of any facts that indicate our lenders will not be able to comply with the contractual terms of their agreements with us. We continue to monitor the credit markets generally and the strength of our lender counterparties.
See Note 12, Debt, in our consolidated financial statements for a further description of our indebtedness.
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented*:

	39 Weeks Ended
	September 28, 2019	September 29, 2018

Net income	$293	$307
Changes in operating assets and liabilities	(39)	(201)
Other adjustments	305	338
Net cash provided by operating activities	559	444
Net cash used in investing activities	(1,977)	(165)
Net cash provided by (used in) financing activities	1,411	(310)
Net decrease in cash, cash equivalents and restricted cash	(7)	(31)
Cash, cash equivalents and restricted cash—beginning of period	105	119
Cash, cash equivalents and restricted cash—end of period	$98	$88
(*) Prior year amounts may have been rounded to conform with the current year presentation.
Operating Activities
Cash flows provided by operating activities increased $115 million to $559 million for the 39 weeks ended September 28, 2019. The year-over-year increase was primarily driven by $70 million of contributions to our defined benefit pension plan in 2018 which did not reoccur during the current year, along with improved business performance.
Investing Activities
Cash flows used in investing activities for the 39 weeks ended September 28, 2019 included the $1.8 billion cash purchase price for the acquisition of the Food Group. Cash flows used in investing activities for the 39 weeks ended September 28, 2019 and September 29, 2018 included cash expenditures of $157 million and $168 million, respectively, on property and equipment for fleet replacement and investments in information technology, as well as new construction and/or expansion of distribution facilities. During the 39 weeks ended September 28, 2019, we sold two closed distribution facilities and an excess parcel of land for aggregate proceeds of $6 million.
We expect total capital additions in fiscal year 2019 to be between $345 million and $355 million, inclusive of approximately $75 million in fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations.
Financing Activities
Cash flows provided by financing activities for the 39 weeks ended September 28, 2019 included aggregate borrowings of $1.5 billion under the Incremental Term Loan Facility and approximately $330 million in borrowings under the ABL Facility and ABS Facility, which were used to finance the acquisition of the Food Group. Cash flows used in financing activities for the 39 weeks ended September 28, 2019 included net payments of $3 million under our revolving credit facilities and $79 million of scheduled payments under our non-revolving debt and financing leases. We incurred approximately $42 million of lender fees and third-party costs in connection with the Incremental Term Loan Facility and other debt refinancings. Financing activities for the 39 weeks ended September 28, 2019 also included

$15 million and $13 million of proceeds received from stock purchases under our employee stock purchase plan and the exercise of employee stock options, respectively, partially offset by $5 million of employee tax withholdings paid in connection with the vesting of equity awards.
Cash flows used in financing activities of $310 million for the 39 weeks ended September 29, 2018 included $241 million of net payments under our revolving credit facilities and $94 million of scheduled payments under our non-revolving debt and financing leases. Financing activities for the 39 weeks ended September 29, 2018 also included $18 million and $15 million of proceeds received from the exercise of employee stock options and stock purchases under our employee stock purchase plan, respectively, which were partially offset by $6 million of employee tax withholdings paid in connection with the vesting of equity awards.
Retirement Plans

We sponsor defined benefit and defined contribution retirement plans that pay benefits to eligible employees at retirement. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. We do not expect to make a significant contribution to the Company sponsored defined benefit and other postretirement plans in fiscal year 2019. We contributed $70 million to the Company sponsored defined benefit and other postretirement plans during the 39 weeks ended September 29, 2018. As described in Note 15, Retirement Plans, in our consolidated financial statements, during the third quarter of 2019, we amended our defined benefit plan to offer certain terminated plan participants with vested benefits the opportunity to elect to receive an immediate lump sum payment. In addition, we intend to spin-off certain active participants with small accrued benefits and retirees into a separate plan and terminate that plan in order to allow those participants the ability to receive an immediate lump sum payout, with any remaining liabilities transferring to an insurance company through the purchase by the Company of an annuity contract. We estimate that pension obligation settlement payments related to these transactions will be approximately $75 million, which will be paid from pension plan assets through a combination of lump sum payments and purchased annuities and will not require additional funding from the Company. The settlement payments are expected to be paid in the fourth quarter of 2019.
Certain employees are eligible to participate in the Company's 401(k) savings plan. We made employer matching contributions to the 401(k) plan of $13 million and $11 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and $38 million and $36 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.
We also are required to contribute to various multiemployer pension plans under the terms of certain of our collective bargaining agreements. Our contributions to these plans were $10 million and $9 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and $28 million and $27 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.
Off-Balance Sheet Arrangements
As of September 28, 2019, we entered into $235 million of letters of credit in favor of certain commercial insurers to secure obligations with respect to our self-insurance programs, primarily under the ABL Facility. Additionally, we entered into $71 million of letters of credit to secure obligations with respect to certain of our real estate leases, primarily under the ABL Facility, and $1 million of letters of credit for other obligations.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table presents information about our significant contractual obligations as of September 28, 2019 that affect our liquidity and capital needs. The table includes information about payments due under specified contractual obligations and the maturity profile of our consolidated debt, operating leases and other long-term liabilities. The table reflects the impact of the refinancing of the ABL Facility on May 31, 2019, the acquisition of the Food Group on September 13, 2019 and the refinancing of the ABS Facility on September 20, 2019 on our contractual obligations as of September 28, 2019.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Recorded Contractual Obligations:
Debt, including financing lease obligations	$4,970	$136	$205	$2,405	$2,224
Operating lease obligations	192	46	76	43	27
Self-insured liabilities(1)	178	45	51	23	59
Pension plans and other postretirement benefits contributions(2)	8	1	2	2	3
Unrecorded Contractual Obligations:
Interest payments on debt(3)	969	196	380	265	128
Multiemployer contractual minimum pension contributions(4)	18	4	7	7	—
Purchase obligations(5)	1,125	1,067	52	6	—
Total contractual cash obligations	$7,460	$1,495	$773	$2,751	$2,441

(1)	Represents the estimated undiscounted payments on our self-insurance programs for general, fleet and workers compensation liabilities. Actual payments may differ from these estimates.

(2)
Represents estimated contributions and benefit payments for Company sponsored pension and other postretirement benefit plans. Estimates beyond 2019 are not available for the Company's defined benefit pension plan.

(3)
Represents future interest payments on fixed rate debt, financing leases and $3.2 billion of variable rate debt at interest rates as of September 28, 2019. The amounts shown in the table include interest payments under interest rate swap agreements.

(4)	Represents minimum required contributions to the Central States Teamsters Southeast and Southwest Area Pension Fund through 2023.

(5)
Represents purchase obligations for purchases of product in the normal course of business, for which all significant terms have been confirmed, information technology commitments and forward fuel and electricity purchase obligations. The balance does not include capital additions.

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 39 weeks ended September 28, 2019.
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, in our consolidated financial statements for information related to new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain risks arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through managing our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding. During 2017, we entered into interest rate swap agreements to limit our exposure to variable interest rate terms on certain borrowings under our Initial Term Loan Facility. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices.

Interest Rate Risk
As of September 28, 2019, after considering interest rate swaps that fixed the interest rate on $733 million of the principal amounts of our Initial Term Loan Facility, approximately 65% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as defined in the credit agreements. A 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $32 million per year (see Note 12, Debt, in our consolidated financial statements). As was announced in July 2017, the use of LIBOR is expected to be phased out by the end of 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk at this time.
Fuel Price Risk
We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 28, 2019, we had diesel fuel forward purchase commitments totaling $106 million through February 2021. These locked in approximately 51% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel fuel prices from the projected market prices could result in approximately $10 million in additional fuel cost on such uncommitted volumes through February 2021.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2019 excluded internal control over financial reporting for the Food Group, which was acquired on September 13, 2019.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information relating to legal proceedings, see Note 19, Commitments and Contingencies, in our consolidated financial statements.

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

Exhibit Number

2.1
Amendment to the Stock Purchase Agreement, dated as of September 4, 2019, by and between US Foods, Inc. and Services Group of America, Inc. (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on September 13, 2019).*

10.1	Amendment No. 1 to the ABL Credit Agreement, dated as of August 7, 2019, by and among US Foods, Inc. and its subsidiaries party thereto and Wells Fargo Bank, National Association.

10.2
Sixth Amendment to the Credit Agreement, dated as of September 13, 2019, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2019).

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

* Portions, schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. US Foods Holding Corp. undertakes to furnish copies of any omitted portions, schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	November 5, 2019	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	November 5, 2019	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer