Form 10-K
period 2019-12-28
US Foods Holding Corp.
filed 2020-02-13
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was $7.8 billion (based on the reported closing sale price of the registrant’s common stock on such date on the New York Stock Exchange). 219,858,531 shares of the registrant’s common stock were outstanding as of February 7, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on May 13, 2020, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 28, 2019.

US Foods Holding Corp.
Annual Report on Form 10-K

Basis of Presentation
We operate on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fiscal fourth quarter. The fiscal years ended December 28, 2019, December 29, 2018, December 30, 2017, December 31, 2016 and January 2, 2016 are also referred to herein as fiscal years 2019, 2018, 2017, 2016 and 2015, respectively. Our fiscal years 2019, 2018, 2017 and 2016 were 52-week fiscal years. Our fiscal year 2015 was a 53-week fiscal year. Fiscal year 2020 will be a 53-week fiscal year.
Forward-Looking Statements
Statements in this Annual Report on Form 10-K (“Annual Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others, the risks, uncertainties, and other factors set forth in Item 1A of Part I, “Risk Factors,” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report.
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
US Foods Holding Corp. and its consolidated subsidiaries are referred to in this Annual Report as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods Holding Corp. conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”) and its subsidiaries.
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
Our mission is to be First In Food. We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of GREAT FOOD. MADE EASY.™, which is centered on providing customers with the innovative products and technology solutions they need to operate their businesses profitably. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage the business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer facing activities.

We supply approximately 300,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide more than 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of more than 70 distribution facilities and fleet of approximately 7,000 trucks allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
Our Industry
The U.S. foodservice distribution industry has a large number of companies competing in the space, including local, regional, and national foodservice distributors. Foodservice distributors typically fall into three categories, representing differences in customer focus, product offering, and supply chain:

•	Broadline distributors which offer a “broad line” of products and services;

•	System distributors which carry products specified for large chains; and

•	Specialized distributors which primarily focus on specific product categories (e.g., meat or produce) or customer types.

Given our mix of products and services, we are considered a broadline distributor. A number of adjacent competitors also serve the U.S. foodservice distribution industry, including cash-and-carry retailers, commercial wholesale outlets, warehouse clubs, commercial website outlets, and grocery stores. Customer buying decisions are based on the assortment of product offered, quality, price, and service levels.

The U.S. foodservice distribution industry serves different customer types of varying sizes, growth profiles, and product and service requirements, including independent restaurants, healthcare customers (such as hospital systems, nursing homes and long-term care facilities), hospitality customers (ranging from large hotel chains to local banquet halls, country clubs, casinos and entertainment complexes), regional and national restaurant chains, colleges and universities, K-12 schools, and retail locations. Our target customer types—independent restaurants, healthcare and hospitality—value foodservice distributors with a broad product offering and value-added services that help them drive efficiency in their operations. As described in more detail below, our GREAT FOOD. MADE EASY. strategy resonates with these types of customers, and for this reason, we believe our growth prospects with these customers are greater than with other customer types.
In fiscal year 2019, no single customer represented more than 3% of our total customer sales. Sales to our top 50 customers represented approximately 43% of our net sales in fiscal year 2019.

We have entered into contractual relationships with certain group purchasing organizations ("GPOs") that negotiate pricing, delivery and other terms on behalf of their members. In fiscal year 2019, GPO members accounted for approximately 25% of our net sales. GPO members are primarily comprised of customers in the healthcare, hospitality, education, and government/military industries.
There are several important dynamics affecting the industry, including:

•
Evolving consumer tastes and preferences. Consumers demand healthy and authentic food alternatives with fewer artificial ingredients, and they value locally-harvested and sustainably-manufactured products. In addition, many ethnic food offerings are becoming more mainstream as consumers show a greater willingness to try new flavors and cuisines. Changes in consumer preferences create opportunities for new and innovative products and for unique food-away-from-home destinations. This, in turn, is expected to create growth, expand margins, and produce better customer retention opportunities for those distributors with the flexibility to balance national scale and local preferences. We believe foodservice distributors will need broader product assortments, extended supplier networks, effective supply chain management capabilities, and strong food safety and quality programs to meet these needs.

•
Generational shifts with millennials and baby boomers. Given their purchasing power and diverse taste profiles, millennials and baby boomers will continue to significantly influence food consumption and the food-away-from-home market. According to a U.S. Census Bureau survey, there were 83 million individuals born between 1982 and 2000 in the U.S., making millennials the largest demographic cohort. When it comes to food, millennials are open-minded and curious, and willing to seek out new flavors, dining experiences and diverse menu offerings, while also demanding customization, convenience and sustainable products. Independent restaurants are uniquely situated to capitalize on these preferences. As millennials’ disposable income increases, we believe this demographic will be key to driving growth in the broader U.S. food industry. We also expect that baby boomers will continue to shape the industry as they remain in the workplace longer, which is expected to prolong their contribution to food-away-from-home expenditures.

•
Growing importance of technology. We see significant future growth being driven by the increased utilization of and reliance on technology by foodservice distributors, customers (in particular, independent restaurants) and diners. E-commerce solutions streamline the purchasing process and increase customer retention. They also deepen the relationship between foodservice distributors and customers, creating personalized insights and services that can make both more efficient. We believe foodservice distributors with deeper, technology-enabled relationships with customers are better able to accelerate their customers’ adoption of new products and increase customer loyalty, giving them a competitive edge. Technology is also growing in importance and helping to level the playing field for independent restaurants. Mobile food delivery and social media apps make independent restaurants more competitive with larger restaurant chains, and help this customer type attract more diners at a relatively low cost. We believe these technology trends will accelerate, as millennials and Generation Z place a greater reliance on technology and become key influencers and decision-makers within the food industry, including at the customer level. Consequently, we believe foodservice distributors which are focused on strengthening their technology, data analytics, and related capabilities will be well-positioned to capitalize on these trends.

We believe that we have the scale, foresight and agility required to proactively address these trends and, in turn, benefit from higher sales growth, greater customer retention, increased private label penetration, and improved profitability.
Our Business Strategy
Our GREAT FOOD. MADE EASY. strategy is built on three key differentiators: product innovation, technology and team-based selling. Through this strategy, we serve our customers as consultants and business partners, bringing our customers personalized solutions and tailoring a suite of products and services to fit each customer’s needs.
The GREAT FOOD portion of our strategy is anchored by Scoop™, a program that introduces innovative and on-trend products multiple times a year, helping our customers keep their menus fresh and delivering back-of-house convenience to reduce their labor and food costs. A growing part of our Scoop portfolio is our Serve Good® program. The Serve Good program features more than 500 products that are sustainably-sourced or contribute to waste reduction. Our private brand portfolio is guided by a spirit of innovation and a commitment to delivering superior quality products and value to customers. While we offer products under a spectrum of private brands, and at different price points, all are designed to deliver quality, performance and value to our customers.
MADE EASY is aimed at providing restaurant operators with technology and expertise that make it easier to transact with us and run their businesses. Our mobile technology platform provides customers with a personalized e-commerce ordering experience and easy-to-use business analytics tools. Our portfolio of value-added services helps customers address key pain points like food waste, back-of-house operations and diner traffic. By delivering our products and services through a differentiated team-based selling approach, we provide customers access to a diverse team of experts including chefs, center of the plate and produce specialists and restaurant operations consultants. Customers utilizing these solutions tend to purchase more and have stronger commercial relationships with us.

Building upon a strategy of making it easier for our customers, we deliver to our customers through multiple channels. US Foods Direct™, an online ordering platform, more than doubles our product assortment and provides customers with access to thousands of specialty products which ship directly to them from the supplier. More recently, we expanded our US Foods Pronto™ service in select markets to let restaurant operators receive smaller orders more frequently. We are also adding Chef’Store® locations (two new stores were added in 2018 and one new store is planned to open in 2020) to provide more customers with a retail option in between deliveries and to cost effectively service more price-conscious customers.
We believe our GREAT FOOD. MADE EASY. differentiation strategy will enable us to reach more customers and create deeper relationships with existing ones, particularly within our target customer types—independent restaurants, healthcare, and hospitality—and drive increased penetration of our private brand products. Further, we believe this strategy positions us to make the most of the continued growth in food-away-from-home consumption and consumer preferences for innovative, on-trend flavors.
This strategy is supported by our commitment to DELIVERING WITH EXCELLENCE, which ensures that our execution is as strong as our strategy. Recently, actions taken to support this commitment have included:

•	Completing the centralization of our replenishment function, which was designed to improve our service platform and gross profit over time;

•	Improving on-time delivery to customers, while also taking steps to reduce the number of miles driven to serve customers; and

•	Mitigating the impacts of higher freight costs through improved freight management.
We have also invested in embedding continuous improvement in our operations to increase consistency and efficiency and to engage employees in improving our day-to-day processes.
Acquisitions have also historically played an important role in supporting the execution of our growth strategy. In September 2019, we completed the acquisition of five foodservice companies (the “Food Group”) from Services Group of America, Inc.: Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and GAMPAC Express, Inc. for $1.8 billion. The acquisition of the Food Group expands the Company’s network in the West and Northwest parts of the U.S. Integrating the Food Group and realizing synergies from the acquisition will be key priorities for the Company. While we prioritize deleveraging following the completion of the Food Group acquisition, we intend to selectively pursue acquisition opportunities and primarily focus our investments on transactions aligned with our strategic priorities.
Products and Brands
We have a broad assortment of products and brands designed to meet customers’ needs. In many categories, we offer products under a spectrum of private brands based on price and quality covering a range of values and qualities.
The table below presents the sales mix for our principal product categories for fiscal years 2019, 2018 and 2017.

	Fiscal Years
	2019	2018	2017
	(in millions)
Meats and seafood	$9,313	$8,635	$8,692
Dry grocery products	4,427	4,239	4,266
Refrigerated and frozen grocery products	4,253	3,898	3,799
Dairy	2,685	2,520	2,533
Equipment, disposables and supplies	2,483	2,298	2,243
Beverage products	1,403	1,315	1,306
Produce	1,375	1,270	1,308
	$25,939	$24,175	$24,147
We have registered the trademarks US Foods®, Food Fanatics® and Chef’Store® as part of our overall brand strategy and our retail outlets. We have also registered or applied for trademark protection in the U.S. for our private brands. These trademarks and our private brands are widely recognized within the U.S. foodservice industry. Our U.S. trademarks are effective as long as they are in use and their registrations are properly maintained. We do not have any patents or licenses that are material to our business.
Suppliers
We purchase from approximately 6,000 individual suppliers, none of which accounted for more than 5% of our aggregate purchases in fiscal year 2019. Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional and local suppliers support targeted geographic initiatives and private label programs requiring regional and local distribution.

Seasonality
Our business does not fluctuate significantly from quarter to quarter and, as a result, is not considered seasonal.
Working Capital Practices
Our operations and strategic initiatives require continuing capital investment, and our resources include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. See the discussion in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
Government Regulation
As a marketer and distributor of food products, we are subject to various laws and regulations. A summary of some of these laws and regulations is provided below.
Food Handling and Processing
We are subject to various laws and regulations relating to the manufacturing, handling, storage, transportation, sale and labeling of food products, including the applicable provisions of the Federal Food, Drug and Cosmetic Act, Bioterrorism Act, Food Safety Modernization Act, Federal Meat Inspection Act, Poultry Products Inspection Act, Perishable Agricultural Commodities Act, Country of Origin Labeling Act, and regulations issued by the U.S. Food and Drug Administration (“FDA”) and the U.S. Department of Agriculture (“USDA”).
Our distribution facilities must be registered with the FDA and are subject to periodic government agency inspections by federal and/or state authorities. We have a number of processing facilities for certain meat, poultry, seafood and produce products. These units are registered and inspected by the USDA (with respect to meat and poultry) and the FDA (with respect to produce and seafood) as applicable.
We also distribute a variety of non-food products, such as food containers, kitchen equipment and cleaning materials, and are subject to various laws and regulations relating to the storage, transportation, distribution, sale and labeling of those non-food products, including requirements to provide information about the hazards of certain chemicals present in some of the products we distribute.
Our customers include several departments of the U.S. federal government, as well as certain state and local governmental entities. These customer relationships subject us to additional regulations that are applicable to government contractors. For example, as a U.S. federal government contractor, we are subject to audit by the Office of Federal Contract Compliance Programs.
Employment
The U.S. Department of Labor and its agencies, the Employee Benefits Security Administration, the Occupational Safety and Health Administration, and the Office of Federal Contract Compliance Programs, regulate our employment practices and standards for workers. We are also subject to laws that prohibit discrimination in employment based on non-merit categories, including Title VII of the Civil Rights Act and the Americans with Disabilities Act, and other laws relating to accessibility. Our workers’ compensation self-insurance is subject to regulation by the jurisdictions in which we operate.
Our facilities are subject to inspections under the Occupational Safety and Health Act related to our compliance with certain manufacturing, health and safety standards to protect our employees from accidents. We are also subject to the National Labor Relations Act, which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace.
Trade
For the purchase of products produced, harvested or manufactured outside of the U.S., and for the shipment of products to customers located outside of the U.S., we are subject to certain reporting requirements and applicable customs laws regarding the import and export of various products.
Ground Transportation
The U.S. Department of Transportation and its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, regulate our fleet operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours of service for our drivers. Matters such as weight and dimension of equipment also fall under U.S. federal and state regulations.

Environmental
Our operations are subject to a broad range of U.S. federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; properly handling and disposing of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and aboveground storage tanks for diesel fuel and other petroleum products.
Anticorruption
Because we are organized under the laws of the State of Delaware and our principal place of business is in the U.S., we are considered a “domestic concern” under the Foreign Corrupt Practices Act and are covered by its anti-bribery provisions.
Employees
We had approximately 28,000 employees as of December 28, 2019, substantially all of which were full-time employees. Approximately 5,000 employees were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Approximately one-third of our distribution facilities have employees represented by these local unions and are covered by collective bargaining agreements (“CBAs”).
During fiscal year 2019, 13 CBAs covering approximately 1,300 employees were renegotiated. During fiscal year 2020, 14 CBAs covering approximately 1,400 employees will be subject to renegotiation. While we have experienced work stoppages from time to time in the past, we generally believe we have good relations with both our union and non-union employees, and we strive to be a well-regarded employer in the communities in which we operate.
Information about our Executive Officers

Name	Age	Position
Pietro Satriano	57	Chairman and Chief Executive Officer
Dirk J. Locascio	47	Chief Financial Officer
Kristin M. Coleman	51	Executive Vice President, General Counsel and Chief Compliance Officer
Steven M. Guberman	55	Executive Vice President, Nationally Managed Business
Andrew E. Iacobucci	53	Chief Merchandising Officer
Jay A. Kvasnicka	52	Executive Vice President, Locally Managed Business and Field Operations
David A. Rickard	49	Executive Vice President, Strategy, Insights and Financial Planning
Keith D. Rohland	52	Chief Information Officer
David Works	52	Executive Vice President, Chief Human Resources Officer

Mr. Satriano has served as Chief Executive Officer and a director of US Foods since July 2015. In December 2017, Mr. Satriano was elected Chairman of the Board of Directors. From February 2011 to July 2015, Mr. Satriano served as our Chief Merchandising Officer. Prior to joining US Foods, Mr. Satriano was President of LoyaltyOne Canada, a provider of loyalty marketing and programs, from 2009 to 2011. From 2002 to 2008, he served in a number of leadership positions at Loblaw Companies Limited, a Canadian grocery retailer and wholesale food distributor, including Executive Vice President, Loblaw Brands, and Executive Vice President, Food Segment. Mr. Satriano began his career in strategy consulting, first in Toronto, Canada with Canada Consulting Group and then in Milan, Italy with the Monitor Company. Mr. Satriano currently serves on the board of directors of CarMax, Inc.
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
Ms. Coleman has served as Executive Vice President, General Counsel and Chief Compliance Officer since February 2017. Prior to joining US Foods, Ms. Coleman served as Senior Vice President, General Counsel and Corporate Secretary of Sears Holdings Corporation, a retailer, beginning in July 2014. Prior to joining Sears, she served as Vice President, General Counsel and Corporate Secretary of

Brunswick Corporation, a manufacturing company, from May 2009 to July 2014. Before moving in-house, she worked in private practice with Sidley Austin LLP.
Mr. Guberman has served as Executive Vice President, Nationally Managed Business since August 2016. Mr. Guberman served the Company as Chief Merchandising Officer from July 2015 to January 2017, Senior Vice President, Merchandising and Marketing Operations from January 2012 to July 2015 and Division President from August 2004 to December 2012. Mr. Guberman joined US Foods in 1991, originally as part of Kraft/Alliant Foodservice.
Mr. Iacobucci has served as Chief Merchandising Officer since January 2017. Prior to joining US Foods, Mr. Iacobucci served as Executive Vice President, Merchandising of Ahold USA, Inc., a food retailer, from April 2016 to January 2017. Prior to joining Ahold, he served from February 2012 to November 2015 in several senior roles at Loblaw Companies Limited, a Canadian grocery retailer and wholesale food distributor, including President, Discount Division.
Mr. Kvasnicka has served as Executive Vice President, Locally Managed Business and Field Operations since September 2016. Mr. Kvasnicka has also served the Company as Interim Chief Supply Chain Officer since October 2019. Mr. Kvasnicka served the Company as Executive Vice President, Locally Managed Sales from August 2015 to September 2016, Region President from April 2013 to July 2015 and Division President from October 2011 to March 2013. Mr. Kvasnicka served the Company as Vice President of Sales for the Stock Yards division, President of the Stock Yards division and in various other roles between 2005 and 2011. He was Vice President of Sales for the Minneapolis Division from 2003 to 2005. Mr. Kvasnicka joined US Foods in 1995, originally as part of Alliant Foodservice.
Mr. Rickard has served as Executive Vice President, Strategy, Insights and Financial Planning since February 2019. Mr. Rickard served the Company as Executive Vice President, Strategy and Revenue Management from November 2015 to February 2019. Prior to joining US Foods, Mr. Rickard served from March 2014 to November 2015 as Vice President of Uline Corporation, a distributor of shipping, industrial, and packing materials, and was responsible for identifying, leading and implementing improvement initiatives across all aspects of the organization. From September 1997 to March 2014, Mr. Rickard was Partner and Managing Director at the Boston Consulting Group, a consulting firm. Mr. Rickard began his career with Charles River Associates, an economic consulting firm.
Mr. Rohland has served as Chief Information Officer since April 2011. Prior to joining US Foods, Mr. Rohland served in several leadership positions at Citigroup, Inc., an investment bank and financial services provider, from March 2007 to April 2011, including Managing Director of Risk and Program Management. Prior to joining Citigroup, Mr. Rohland was Chief Information Officer of Volvo Car Corporation of Sweden, an automaker, from November 2005 to March 2007 and held a number of leadership positions at Ford Motor Company, also an automaker, from July 1990 to November 2005.

Mr. Works has served as Executive Vice President, Chief Human Resources Officer since February 2018. Prior to joining US Foods, Mr. Works served as Chief Human Resources Officer of Hackensack Meridian Health, an integrated health care network, beginning in July 2017. Prior to joining Hackensack, he served as President - Enterprise of Windstream Holdings, Inc., a voice and data communications provider, from December 2014 to August 2016, Executive Vice President and Chief Human Resources Officer of Windstream from February 2012 to December 2014, and Senior Vice President and President, Talent and Human Capital Services of Sears Holdings Corporation, a retailer, from September 2009 to January 2012.
Website and Availability of Information

Our corporate website is located at www.usfoods.com. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our corporate website for free via the “Investors” section at ir.usfoods.com/investors. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into and is not part of this Annual Report.

Item 1A.	Risk Factors
We are subject to many risks and uncertainties. Some of these risks and uncertainties, including those described below, may cause our business, financial condition and results of operations to vary, and they may materially or adversely affect our financial performance. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, which are not currently known to us or which we currently believe are immaterial, may also materially or adversely affect our business, financial condition and results of operations.
Risks Relating to Our Business and Industry
Our business is a low-margin business, and our profitability is directly affected by cost deflation or inflation, commodity volatility and other factors.
The U.S. foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile commodity costs have a direct impact on our industry. We make a significant portion of our sales at prices that are based on the cost of products we sell, plus a margin percentage or markup. As a result, our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may reduce our profit margins and earnings if product cost increases cannot be passed on to customers because they resist paying higher prices. In addition, periods of rapid inflation may have a negative effect on our business. There may be a lag between the time of the price increase and the time at which we are able to pass it along to customers, as well as the impact it may have on discretionary spending by consumers.
Competition in our industry is intense, and we may not be able to compete successfully.
The U.S. foodservice distribution industry is highly competitive, with national, multi-regional, regional and local distributors and specialty competitors. Regional and local companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These distributors may also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. Additionally, adjacent competition, such as cash-and-carry operations, commercial wholesale outlets, warehouse clubs and grocery stores, continue to serve the commercial foodservice market. We also experience competition from online direct food wholesalers and retailers. We generally do not have exclusive service agreements with our customers, and they may switch to other suppliers that offer lower prices or differentiated products or customer service. The cost of switching suppliers is very low, as are the barriers to entry into the U.S. foodservice distribution industry. We believe most purchasing decisions in the U.S. foodservice distribution industry are based on the type, quality and price of the product, plus a distributor’s ability to completely and accurately fill orders and provide timely deliveries.
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
We obtain most of our foodservice and related products from third party suppliers. We typically do not have long-term contracts with suppliers. Although our purchasing volume can provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies we need in the quantities and at the time and prices requested. We do not control the actual production of most of the products we sell. This means we are also subject to delays caused by interruption in production and increases in product costs based on actions and conditions outside our control. These actions and conditions include changes in supplier pricing practices (including promotional allowances); work slowdowns, work interruptions, strikes or other job actions by employees of suppliers; severe weather and climate conditions; crop conditions; outbreak of food-borne illnesses; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; and natural disasters, terrorist attacks or other catastrophic events. Our inability to obtain adequate supplies of foodservice and related products because of any of these or other factors could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors.
Our relationships with our customers and GPOs may be materially diminished, terminated or otherwise changed, which may adversely affect our business, financial condition and results of operations.
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

Further, some of our customers purchase their products under arrangements with GPOs. GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us. Our customers who are members of GPOs purchase products directly from us on the terms negotiated by their GPO. GPOs use the combined purchasing power of their members to negotiate more favorable prices than their members would typically be able to negotiate on their own, and we have experienced some pricing pressure from customers which associate themselves with a GPO. While no single customer represented more than 3% of our total net sales in fiscal year 2019, approximately 25% of our net sales in fiscal year 2019 were made to customers under terms negotiated by GPOs (including approximately 13% of our net sales in fiscal year 2019 that were made to customers that are members of one GPO). If an independent restaurant customer becomes a member of a GPO that has a contract with us, we may be forced to lower our prices to that customer, which would negatively impact our operating margin. In addition, if we are unable to maintain our relationships with GPOs, or if GPOs are able to negotiate more favorable terms for their members with our competitors, we could lose some or all of that business.
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
Significant decreases in the volume and/or number of our customers’ purchase orders, the loss of one or more of our major customers or GPOs or our inability to grow to our current customer base could adversely affect our business, financial condition, and results of operations.
We may fail to increase or maintain the highest margin portions of our business, including sales to independent restaurant customers and sales of our private label products.
Our most profitable customers are independent restaurants. We tend to work closely with independent restaurant customers, providing them access to our customer value-added tools and as a result are able to earn a higher operating margin on sales to them. These customers are also more likely to purchase our private label products, which are our most profitable products. Our ability to continue to gain market share of independent restaurant customers is critical to achieving increased operating profits. Changes in the buying practices of independent restaurant customers, including their ability to require us to sell to them at discounted rates, or decreases in our sales to this type of customer or a decrease in the sales of our private label products could have a material negative impact on our profitability.
We may fail to realize the expected benefits of acquisitions or effectively integrate the businesses we acquire.
Historically, a portion of our growth has come through acquisitions. In September 2019, we completed the acquisition of the Food Group, which significantly expands the Company’s network in the West and Northwest parts of the U.S.
If we are unable to integrate acquired businesses successfully or realize anticipated synergies in a timely manner, we may not realize our projected return on investment and our business, financial condition and results of operations may be adversely affected. Integrating acquired businesses may be more difficult in a region or market where we have limited expertise or with a company culture or operating structure different than ours. A significant acquisition, in terms of geography or magnitude, could strain our administrative and operational resources. We also may be unable to retain qualified management and other key personnel of the acquired businesses, which may be necessary to integrate acquired businesses successfully or realize anticipated synergies in a timely manner.
We may be unable to achieve some or all of the benefits that we expect from our cost savings initiatives.
We may not be able to realize some or all of our expected cost savings. A variety of factors could cause us not to realize expected cost savings, including, among others, delays in the anticipated timing of activities related to our cost savings initiatives, lack of sustainability in cost savings over time, and unexpected costs associated with operating our business. All of these factors could negatively affect our business, financial condition and results of operations.

Fuel costs may fluctuate, which may adversely affect our business, financial condition and results of operations.
Higher costs of fuel may negatively affect consumer confidence and discretionary spending. This may reduce the frequency and amount spent by consumers for food prepared away from home. In addition, higher costs of fuel may increase the price we pay for products and the costs we incur to deliver products to our customers. We require significant quantities of fuel for our vehicle fleet, and the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Although, from time to time, we enter into forward purchase commitments for some of our fuel requirements at prices equal to the then-current market price, these forward purchases may prove ineffective in protecting us from changes in fuel prices or even result in us paying higher than market costs for part of our fuel. There is no guarantee that we will be able to pass along increased fuel costs to customers in the future. These factors may, in turn, adversely affect our sales, margins, operating expenses, and operating results.
An economic downturn, or other factors affecting consumer confidence, may reduce the amount of food prepared and consumed away from home, which may adversely affect our business, financial condition and results of operations.
The U.S. foodservice distribution industry is sensitive to national, regional and local economic conditions. In the past, an uneven level of general U.S. economic activity, uncertainty in the financial markets, and slow job growth had a negative impact on consumer confidence and discretionary spending. A decline in economic activity or the frequency and amount spent by consumers for food prepared away from home, as well as other macroenvironmental factors which could decrease general consumer confidence (including volatile financial markets or an uncertain political environment), may negatively impact our business, financial condition and results of operations.
Changes in consumer eating habits may reduce demand for our products.
Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. There is a growing consumer preference for sustainable, organic and locally grown products. Changing consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in the U.S. in terms of spend, generally seek new and different, as well as more ethnic and diverse, menu options and menu innovation. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to make additional disclosure regarding the nutritional content of our food products. Compliance with these and other laws and regulations may be costly and time-consuming. If we are not able to effectively adapt our menu offerings to trends in eating habits or respond to changes in consumer health perceptions or resulting new laws and regulations, our business, financial condition and results of operations could suffer.
Negative publicity or an event which calls into question the safety or integrity of the products we distribute may adversely impact our reputation and business.
Maintaining a good reputation and the safety and integrity of the products we distribute is critical to our business, particularly in selling our private label products. Any event that damages our reputation or calls into question the safety or integrity of our products, whether justified or not, could quickly and negatively affect our business, financial condition and results of operations. This includes negative publicity about the quality, safety, sustainability or integrity of our products. Reports, whether or not they are true, of food-borne illnesses (such as e. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis, salmonella or swine flu) and injuries caused by food tampering could severely injure our reputation and reduce public confidence in our products. If patrons of our customers become ill from food-borne illnesses, the customers could be forced to temporarily close locations and our sales would correspondingly decrease. We may be subject to mandatory or voluntary product recalls or withdrawals. In addition, instances of food-borne illnesses or food tampering or other health concerns, even those unrelated to our products, can result in negative publicity about the U.S. foodservice distribution industry and adversely affect our business, financial condition and results of operations.
We face risks related to labor relations and costs.
We had approximately 28,000 employees as of December 28, 2019, of which approximately 5,000 were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Our failure to effectively renegotiate any CBAs could result in work stoppages. From time to time, we may face increased efforts to subject us to multi-location labor disputes, as individual labor agreements expire or labor disputes arise. This would place us at greater risk of being unable to continue to operate one or more facilities, possibly delaying deliveries, causing customers to seek alternative suppliers, or otherwise being materially adversely affected by labor disputes. When there are labor related issues at a facility represented by a local union, sympathy strikes may occur at other facilities that are represented by other local unions. While we generally believe we have good relations with our employees, including the unions that represent some of our employees, a work stoppage due to a failure to renegotiate union contracts or for other reasons could have a material adverse effect on our business, financial condition and results of operations.
Further, potential changes in labor legislation and case law could result in current non-union portions of our workforce, including warehouse and delivery personnel, being subjected to greater organized labor influence. If additional portions of our workforce became subject to CBAs, this could result in increased costs of doing business as we would become subject to mandatory, binding arbitration or labor scheduling, costs and standards, which may reduce our operating flexibility.
We are subject to a wide range of labor costs. Because our industry's labor costs are, as a percentage of net sales, higher than many other industries' labor costs, even if we are able to successfully renegotiate CBAs and avoid work stoppages, we may be significantly impacted by labor cost increases. In addition, labor is a significant cost of many of our customers in the U.S. food-away-from-home industry. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, could reduce the profitability of our customers and reduce their demand for our products.
We may be unable to attract or retain a qualified and diverse workforce.
The success of our business depends on our ability to attract, train, develop and retain a highly skilled and diverse workforce. Recruiting and retention efforts (particularly with respect to driver and warehouse personnel) and actions to increase productivity may not be successful, and we could encounter a shortage of qualified employee talent in the future. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate qualified employee talent to meet our business needs. A labor shortage could potentially increase labor costs, reduce our profitability and/or decrease our ability to effectively serve customers.
If our competitors implement a lower cost structure and offer lower prices to our customers, we may be unable to adjust our cost structure to compete profitably and retain those customers.
Over the last several decades, the U.S. food retail industry has undergone significant change. Companies such as Wal-Mart and Costco have developed a lower cost structure, providing their customers with an everyday low-cost product offering. In addition, commercial wholesale outlets, such as Restaurant Depot, offer an additional low-cost option in the markets they serve. As a large-scale U.S. foodservice distributor, we have similar strategies to remain competitive in the marketplace by reducing our cost structure. However, to the extent more of our competitors adopt an everyday low price strategy, we would potentially be pressured to offer lower prices to our customers. That would require us to achieve additional cost savings to offset these reductions. If we are unable to change our cost structure and pricing practices rapidly enough to successfully compete in that environment, our business, financial condition and results of operations may be adversely affected.
Changes in applicable tax laws and regulations and the resolution of tax disputes may negatively affect our financial results.
We are subject to income and other taxes in the U.S. and various state and local jurisdictions, and changes in tax laws or regulations or tax rulings may have an adverse impact on our effective tax rate. The U.S. and many state and local jurisdictions where we do business have recently enacted or are actively considering changes in relevant tax, accounting and other laws, regulations and interpretations. For example, on December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. federal income tax code, the impacts of which are described elsewhere in this Annual Report. Given the unpredictability of possible changes to U.S. federal and state and local tax laws and regulations, it is very difficult to predict their cumulative effect on our results of operations and cash flows, but new and changed laws and regulations could adversely impact our results of operations. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service (the “IRS”) and other state and local tax authorities and governmental bodies, for which we regularly assess the likelihood of an adverse outcome. If the ultimate determination of these examinations is that taxes are owed by us for an amount in excess of amounts previously accrued, our business, financial condition and results of operations could be adversely affected.
Our business is subject to significant government regulation, and failure to comply with applicable government regulations may lead to lawsuits, investigations and other liabilities and restrictions on our operations.
Our operations are subject to a broad range of laws and regulations relating to the protection of the environment, health and safety. These laws and regulations govern many issues, including discharges to air, soil and water; the handling and disposal of hazardous substances; the investigation and remediation of contamination resulting from the release of petroleum products and other hazardous substances; employee health and safety; food safety and quality; and fleet safety. In the course of our operations, we process, handle and transport a wide variety of food and non-food products, operate and maintain vehicle fleets, use and dispose of hazardous substances, and store fuel in on-site aboveground and underground storage tanks. At several current and former facilities, we are investigating and remediating known or suspected contamination from historical releases of fuel and other hazardous substances that is not currently the subject of any administrative or judicial proceeding, but we may be subject to administrative or judicial proceedings in the future for contamination related to releases of fuel or other hazardous substances. Some jurisdictions in which we operate have laws and regulations that affect the composition and operation of truck fleets, such as limits on diesel emissions and engine idling. A number of our facilities have ammonia or freon-based refrigeration systems, propane, and battery powered forklifts, which could cause injury or environmental damage. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances or otherwise regulating greenhouse gas emissions, may require us to upgrade or replace equipment or may otherwise increase our operating costs. We are additionally subject to governmental regulation in many other areas of our business, including trade, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration and anticorruption. As an example, due to contracts we have with federal and state governmental entities, governmental agencies have, from time to time, conducted audits of or requested information regarding our pricing practices as part of investigations of providers of services under governmental contracts.
Failing to comply with applicable legal and regulatory requirements, or encountering disagreements with respect to our contracts subject to governmental regulation, could result in a number of adverse situations. These could include investigations; litigation or other legal proceedings; administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; cease and desist orders against operations that are not in compliance; closing facilities or operations; debarments from contracting with governmental entities; and loss or modification of existing, or rejection of additional, licenses, permits, registrations, or approvals. These laws and regulations may change in the future. The costs of compliance and consequences of non-compliance could have a material adverse effect on our business, financial condition and results of operations.

If the products we distribute are alleged to have caused injury, illness or other damage or to have failed to comply with applicable government regulations, we may need to recall products and may experience product liability claims.
As a distributor and manufacturer of food, we may be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute or manufacture are alleged to have caused injury, illness or other damage, to have been mislabeled, misbranded or adulterated or to otherwise have violated applicable governmental regulations. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, whether for taste, appearance or otherwise, in order to protect our brand and reputation. Any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation and/or lost sales due to the unavailability of the product for an extended period of time could adversely affect our business, financial condition and results of operations.
We may be exposed to potential product liability claims in the event that the products we distribute or manufacture are alleged to have caused injury, illness or other damage. We believe we have sufficient liability insurance to cover product liability claims. We also generally seek contractual indemnification and insurance coverage from parties supplying products to us. If our current insurance does not continue to be available at a reasonable cost or is inadequate to cover all of our liabilities, or if our indemnification or insurance coverage is limited, as a practical matter, by the creditworthiness of the indemnifying party or the insured limits of our suppliers’ insurance coverage, the liability related to defective products we distribute or manufacture could adversely affect our business, financial condition and results of operations.
Adverse judgments or settlements resulting from legal proceedings in which we are or may be involved in the normal course of our business could limit our ability to operate our business and adversely affect our financial condition and results of operations.
In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were determined adversely to us or require a settlement involving a payment of a material sum of money, it could materially and adversely affect our business, financial condition and results of operations. Additionally, we could become the subject of future claims by third parties, including our employees, suppliers, customers, GPOs, investors, or regulators. Any significant adverse judgments or settlements could reduce our profits and limit our ability to operate our business.
We rely heavily on technology, and we may experience a disruption in existing technology or delay in effectively implementing new technology.

Our ability to control costs and maximize profits, as well as to serve customers most effectively, depends on the reliability of our information technology systems and related data entry processes in our transaction intensive business. We rely on software and other information technology to manage significant aspects of our business, such as purchasing, order processing, warehouse/inventory management, truck loading and logistics and optimization of storage space. Any disruption to this information technology could negatively affect our customer service, decrease the volume of our business, and result in increased costs. We have invested in and continue to invest in technology security initiatives, business continuity, and disaster recovery plans in order to insulate ourselves from technology disruption that could impair operations and profits.
Information technology evolves rapidly. To compete effectively, we are required to integrate new technologies in a timely and cost-effective manner. If competitors implement new technologies before we do, allowing them to provide lower priced or enhanced services of superior quality compared to those we provide, our business, financial condition and results of operations could be adversely affected.

A cybersecurity incident may negatively affect our business and our relationships with customers.
We rely upon information technology networks and systems to process, transmit and store electronic information, to process online credit card payments, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking and other online activities to connect with our employees, customers, suppliers and other business partners. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft, online platform hijacking that could redirect online credit card payments to another credit card processing website, and inadvertent or unauthorized release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including personal information of customers and suppliers, private information about employees, and financial and strategic information about us and our business partners. We are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding increase in exposure to cybersecurity risk. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage, which in turn could adversely affect our business, financial condition and results of operations.
Our retirement benefits may give rise to significant expenses and liabilities in the future.
We sponsor defined benefit pension and other postretirement plans. These pension and postretirement obligations give rise to costs that are dependent on various assumptions, including those discussed in Note 18, Retirement Plans, in our consolidated financial statements, many of which are outside of our control, such as performance of financial markets, interest rates, participant age and mortality. In the event we determine that our assumptions should be revised, our future pension and postretirement plan benefit costs could increase or decrease. The assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement obligations and related costs and funding requirements.
In addition to the plans we sponsor, we also contribute to various multiemployer pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participating in one of these plans—including by deciding to discontinue participation in a plan in the ordinary course renegotiation of a CBA or by reducing the number of employees participating in a plan to a certain degree over a certain period of time as a result of a facility closure or other change in our operations—then applicable law could require us to make additional withdrawal liability payments to the plan based on the applicable plan’s funding status. Some multiemployer plans, including ones to which we contribute, are reported to have significant underfunded liabilities, which could increase the size of potential withdrawal liability. Any withdrawal liability payments that we are required to make could adversely affect our business, financial condition and results of operations.
Extreme weather conditions and natural disasters, and other catastrophic events, may interrupt our business, or our customers’ or suppliers' businesses.
Some of our facilities and our customers’ and suppliers' facilities are located in areas that may be subject to extreme, and occasionally prolonged, weather conditions, including hurricanes, tornadoes, blizzards, and extreme cold. Extreme weather conditions may interrupt our operations in such areas. Furthermore, extreme weather conditions may interrupt or impede access to our customers’ facilities, reduce the number of consumers who visit our customers’ facilities, interrupt our suppliers’ production or shipments or increase our suppliers’ product costs, all of which could have an adverse effect on our business, financial condition and results of operations.
In addition, our business could be affected by large-scale terrorist acts or the outbreak or escalation of armed hostilities (especially those directed against or otherwise involving the U.S.), the outbreak of food-borne illnesses, the widespread outbreak of infectious diseases or the occurrence of other catastrophic events. Any of these events could impair our ability to manage our business and/or cause disruption of economic activity, which could have an adverse effect on our business, financial condition and results of operations.
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
We cannot be certain that our products do not and will not infringe intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management and personnel. Moreover, if we were found liable for infringement or enter into a settlement, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages or cease making or selling certain products, which could cause us to incur significant costs and/or prevent us from selling or manufacturing certain products.

Risks Relating to Our Indebtedness
Our level of indebtedness may adversely affect our financial condition and our ability to raise additional capital or obtain financing in the future, react to changes in our business, and make required payments on our debt.
We had $4,736 million of indebtedness, net of $43 million of unamortized deferred financing costs, as of December 28, 2019.
Our ability to make scheduled payments on, or to refinance our obligations under, our debt facilities depends on our ongoing financial and operating performance, among other things, and may be affected by economic, financial and industry conditions beyond our control, including as discussed under the caption “Risks Related to Our Business and Industry” above. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, raise additional equity capital or restructure our debt. However, there is no assurance that such alternative measures may be successful or permitted under the agreements governing our indebtedness and, as a result, we may not be able to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
Our level of indebtedness could have important consequences, including the following:

•
a substantial portion of our cash flows from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes, including working capital, capital expenditures, acquisitions and general corporate purposes;

•	we are exposed to the risk of increased interest rates because approximately 65% of the net principal amount of our borrowings was at variable rates of interest as of December 28, 2019;

•	it may be difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

•	we may be more vulnerable to general adverse economic and industry conditions;

•
we may be at a competitive disadvantage compared to our competitors with less debt or more favorable interest rates and they, as a result, may be better positioned to withstand competitive pressures and general adverse economic and industry conditions; and

•	our ability to refinance indebtedness and obtain additional financing may be limited or the associated costs of refinancing and obtaining additional financing may increase.

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
The agreements governing our indebtedness contain restrictions and limitations that may significantly impact our ability to operate our business.
The agreements governing our indebtedness contain covenants that, among other things, restrict our ability to: dispose of assets; incur additional indebtedness (including guarantees of additional indebtedness); pay dividends and make certain payments; create liens on assets; make investments; engage in certain business combination transactions; engage in certain transactions with affiliates; change the business we conduct; and amend specific debt agreements. In addition, these agreements subject us to various financial covenants.
The restrictions under the agreements governing our indebtedness may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive and financial covenants that could affect our financial and operational flexibility. We cannot assure that we will be granted waivers of or amendments to these obligations if for any reason we are unable to comply with them, or that we will be able to refinance our debt on acceptable terms or at all.
Our ability to comply with the covenants and restrictions contained in the agreements governing our indebtedness depends on our ongoing financial and operating performance, among other things, and may be affected by economic, financial and industry conditions beyond our control, including as discussed under the caption “Risks Related to Our Business and Industry” above. The breach of any of these covenants or restrictions could result in a default under the agreements governing our indebtedness that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under and may not be able to repay the amounts due under our indebtedness. This could have serious consequences to our business, financial condition and results of operations and could cause us to become bankrupt or insolvent.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect the cost of servicing our debt.
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to phase out the use of LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Amounts drawn under each of our asset based senior secured revolving credit facility (the “ABL Facility”), accounts receivable financing facility (the “ABS Facility”) and initial and incremental senior secured term loan facilities (the “Initial Term Loan Facility” and the “Incremental Term Loan Facility,” respectively) may bear interest at rates based upon, among other things, U.S. dollar LIBOR. As such, depending on the future of LIBOR, we may need to renegotiate certain standards in or terms of the agreements governing this indebtedness to replace U.S. dollar LIBOR with a new standard or we may be required to borrow this indebtedness based upon alternate interest rate conventions as set forth in those agreements, which could increase the cost of servicing this debt and have an adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.    Properties
We maintained 92 primary operating facilities, consisting of 72 distribution centers and other supporting facilities as of February 13, 2020. Approximately 77% were owned and 23% were leased. Our real estate includes our corporate headquarters in Rosemont, Illinois and our shared services center in Tempe, Arizona, both of which are leased. Our properties also include a number of Chef’Stores, US Foods Culinary Equipment & Supply outlet locations, temporary storage sites, remote sales offices, trailer “drop-sites,” and vacant land not included in the count above. The lease arrangements for the leased properties expire at various dates from 2020 to 2031, although certain of these lease arrangements include options for renewal. We believe our properties are suitable and adequate to serve the needs of our business.
The following table lists our primary operating facilities and their aggregate square footage, by state. These operating facilities, include distribution centers that may contain multiple locations or buildings and other supporting facilities. In addition, the table includes our leased Rosemont headquarters and Tempe shared services center. The table does not include Chef’Stores, or US Foods Culinary Equipment & Supply outlet locations. It also does not include closed locations, vacant properties or ancillary use properties, such as temporary storage sites, remote sales offices and trailer drop-sites.

Location	Number of Facilities	Square Feet
Alabama	2	438,804
Alaska	1	131,285
Arizona	4	566,196
Arkansas	1	135,009
California	7	1,687,663
Colorado	2	501,427
Connecticut	1	239,899
Florida	5	1,173,162
Georgia	2	691,017
Illinois	4	856,147
Indiana	1	233,784
Iowa	1	114,250
Kansas	1	350,859
Louisiana	1	69,304
Michigan	1	276,003
Minnesota	3	414,963
Mississippi	1	287,356
Missouri	3	602,947
Montana	1	194,088
Nebraska	2	246,430
Nevada	4	840,219
New Hampshire	1	533,237
New Jersey	3	1,073,375
New Mexico	1	133,486
New York	3	388,683
North Carolina	3	954,736
North Dakota	2	221,314
Ohio	3	501,894
Oklahoma	1	308,307
Oregon	1	350,000
Pennsylvania	6	1,179,319
South Carolina	2	1,220,499
South Dakota	1	47,400
Tennessee	2	602,270
Texas	4	963,732
Utah	1	267,180
Virginia	2	629,318
Washington	5	893,570
West Virginia	1	220,537
Wisconsin	2	354,127
Total	92	20,893,796

Owned		16,046,712	77%
Leased		4,847,084	23%

Item 3.	Legal Proceedings
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe that any of our pending legal proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock and Stockholders
Our common stock began trading publicly on the New York Stock Exchange (“NYSE”) under the symbol “USFD” as of May 26, 2016. Prior to that time, there was no public market for our common stock. There were 22,954 holders of record of our common stock as of February 7, 2020. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have not paid any dividends on our common stock since our common stock began trading publicly on the NYSE.
We have no plans to pay dividends on our common stock in the foreseeable future. The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors. In making any such decision, our Board of Directors may take into account, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, and other factors that our Board of Directors may deem relevant.

Stock Performance Graph
The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 Index and the S&P 500 Food and Staples Retailing Index since May 26, 2016, the date the Company’s common stock began trading on the NYSE. The graph assumes the investment of $100 in our common stock and each of such indices on May 26, 2016 and the reinvestment of dividends, as applicable. Performance data for the Company, the S&P 500 Index and the S&P 500 Food and Staples Retailing Index is provided as of the last trading day of each of our last four fiscal years.

	5/26/16	12/31/16	12/30/17	12/29/18	12/28/19
US Foods Holding Corp.	$100	$110	$128	$127	$168
S&P 500	100	110	134	128	169
S&P Food and Staples Retailing Index	100	107	132	131	167

Item 6.	Selected Financial Data
The selected historical consolidated statements of operations data for fiscal years 2019, 2018 and 2017, and the related selected balance sheet data as of the end of fiscal years 2019 and 2018, have been derived from our consolidated financial statements and related notes contained elsewhere in this Annual Report. The selected historical consolidated statements of operations data for fiscal years 2016 and 2015, and the related selected balance sheet data as of the end of fiscal years 2017, 2016, and 2015, have been derived from our consolidated financial statements not included in this Annual Report.
The following selected consolidated financial data should be read together with Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included in Item 8 of Part II.
The following tables set forth our selected financial data for the periods and as of the dates indicated:

	Fiscal Year
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Net sales	$25,939	$24,175	$24,147	$22,919	$23,127
Cost of goods sold	21,352	19,869	19,929	18,866	19,114
Gross profit	4,587	4,306	4,218	4,053	4,013
Operating expenses:
Distribution, selling and administrative costs	3,888	3,647	3,631	3,581	3,651
Restructuring costs (benefit)	—	1	(1)	53	173
Total operating expenses	3,888	3,648	3,630	3,634	3,824
Operating income	699	658	588	419	189
Formerly Proposed Sysco Acquisition termination fees—net	—	—	—	—	288
Other expense (income)—net	4	(13)	14	5	(1)
Interest expense—net	184	175	170	229	285
Loss on extinguishment of debt	—	—	—	54	—
Income before income taxes	511	496	404	131	193
Income tax provision (benefit)	126	89	(40)	(79)	25
Net income	$385	$407	$444	$210	$168
Net income per share:
Basic	$1.77	$1.88	$2.00	$1.05	$0.99
Diluted	$1.75	$1.87	$1.97	$1.03	$0.98
Weighted-average number of shares used in per share amounts:
Basic	218	216	223	200	170
Diluted	220	218	226	204	171
Other Data:
Cash flows—operating activities	$760	$609	$749	$549	$555
Cash flows—investing activities	(1,987)	(232)	(356)	(762)	(271)
Cash flows—financing activities	1,220	(391)	(405)	(180)	(110)
Capital expenditures	258	235	221	164	187
EBITDA(1)	1,057	1,011	952	782	876
Adjusted EBITDA(1)	1,194	1,103	1,058	972	875
Adjusted net income(1)	523	472	370	476	300
Free cash flow(2)	502	374	528	385	368

	As of Fiscal Year
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$98	$105	$119	$131	$524
Total assets	11,288	9,186	9,037	8,944	9,239
Total debt	4,736	3,457	3,757	3,782	4,745
Total shareholders’ equity	3,709	3,229	2,751	2,538	1,873

(1)
EBITDA is defined as net income, plus interest expense—net, income tax provision (benefit), and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (1) fees paid to Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR” and, together with CD&R, the “Former Sponsors”); (2) restructuring costs (benefit); (3) share-based compensation expense; (4) the non-cash impact of last-in first-out (“LIFO”) reserve adjustments; (5) loss on extinguishment of debt; (6) pension settlements; (7) business transformation costs; (8) costs related to the formerly proposed acquisition of US Foods by Sysco Corporation (the “Formerly Proposed Sysco Acquisition”), which was contemplated by the Agreement and Plan of Merger, dated as of December 8, 2013; (9) Formerly Proposed Sysco Acquisition termination fees—net; and (10) other gains, losses, or costs as specified in the agreements governing our indebtedness. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. Effective as of fiscal year 2019, we revised the definition of Adjusted net income to also exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation. EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Annual Report are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). They are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

(2)
Free cash flow is defined as cash flows provided by operating activities less capital expenditures. Free cash flow as presented in this Annual Report is a supplemental measure of our liquidity that is not required by, or presented in accordance with, GAAP. It is not a measurement of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities or any other liquidity measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

Non-GAAP Reconciliations
We provide EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow as supplemental measures to GAAP financial measures regarding our operating performance and liquidity. These non-GAAP financial measures, as defined above, exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.
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
Management uses these non-GAAP financial measures (1) to evaluate our historical and prospective financial performance as well as our performance relative to our competitors as they assist in highlighting trends, (2) to set internal sales targets and spending budgets, (3) to measure operational profitability and the accuracy of forecasting, (4) to assess financial discipline over operational expenditures, and (5) as an important factor in determining variable compensation for management and employees. EBITDA and Adjusted EBITDA are also used in connection with certain covenants and activity restrictions under the agreements governing our indebtedness. We also believe these and similar non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry. EBITDA, Adjusted EBITDA and Adjusted net income are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP.
We use Free cash flow as a supplemental measure to GAAP financial measures regarding the liquidity of our operations. We measure Free cash flow as cash flows provided by operating activities less capital expenditures. We believe that Free cash flow is a useful financial metric to assess our ability to pursue business opportunities and investments. Free cash flow is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities or any other liquidity measures derived in accordance with GAAP.
We caution readers that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, Adjusted net income, and Free cash flow may not be the same as similar measures used by other companies. Not all companies and analysts calculate EBITDA, Adjusted EBITDA, Adjusted net income or Free cash flow in the same manner. We compensate for these limitations by using these non-

GAAP financial measures as supplements to GAAP financial measures and by presenting the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures.
The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	Fiscal Year
	2019	2018	2017	2016	2015
	(in millions)
Net income	$385	$407	$444	$210	$168
Interest expense—net	184	175	170	229	285
Income tax provision (benefit)	126	89	(40)	(79)	25
Depreciation expense	311	300	283	266	253
Amortization expense	51	40	95	155	146
EBITDA	1,057	1,011	952	782	876
Adjustments:
Former Sponsor fees(1)	—	—	—	36	10
Restructuring costs (benefit)(2)	—	1	(1)	53	173
Share-based compensation expense(3)	32	28	21	18	16
LIFO reserve adjustment(4)	22	—	14	(18)	(74)
Loss on extinguishment of debt(5)	—	—	—	54	—
Pension settlements(6)	12	—	18	—	—
Business transformation costs(7)	9	22	40	37	46
Formerly Proposed Sysco Acquisition termination fees—net(8)	—	—	—	—	(288)
Formerly Proposed Sysco Acquisition-related costs(9)	—	—	—	1	85
Food Group acquisition-related costs and other(10)	62	41	14	10	31
Adjusted EBITDA	1,194	1,103	1,058	972	875
Depreciation expense	(311)	(300)	(283)	(266)	(253)
Interest expense—net	(184)	(175)	(170)	(229)	(285)
Income tax provision, as adjusted(11)(12)	(176)	(156)	(235)	(1)	(37)
Adjusted net income(11)	$523	$472	$370	$476	$300
Free cash flow
Cash flows from operating activities	$760	$609	$749	$549	$555
Capital expenditures	(258)	(235)	(221)	(164)	(187)
Free cash flow	$502	$374	$528	$385	$368

(1)
Consists of fees paid to the Former Sponsors for consulting and management advisory services. On June 1, 2016, the consulting agreements with each of the Former Sponsors were terminated for an aggregate termination fee of $31 million.

(2)
Consists primarily of facility related closing costs, including severance and related costs, tangible asset impairment charges and subsequent gains on sale, organizational realignment costs and estimated multiemployer pension withdrawal liabilities and settlements.

(3)	Share-based compensation expense for stock and option awards and discounts provided under employee stock purchase plan.

(4)	Represents the non-cash impact of LIFO reserve adjustments.

(5)
Includes fees paid to debt holders, third party costs, the write-off of certain pre-existing unamortized deferred financing costs related to the 2016 debt refinancing transactions; early redemption premium and the write-off of unamortized issue premium related to the June 2016 debt refinancing; and the loss related to the September 2016 defeasance of our commercial mortgage backed securities facility.

(6)
Consists of settlement charges resulting from payments to settle benefit obligations with former and current participants in our defined benefit pension plan. See Note 18, Retirement Plans, in our consolidated financial statements for a further description of the pension settlement charges for fiscal years 2019 and 2017.

(7)	Consists primarily of costs related to significant process and systems redesign across multiple functions.

(8)	Consists of net fees received in connection with the termination of the Agreement and Plan of Merger dated as of December 8, 2013, which contemplated the Formerly Proposed Sysco Acquisition.

(9)	Consists of costs related to the Formerly Proposed Sysco Acquisition, including certain employee retention costs.

(10)
Includes Food Group acquisition-related costs of $52 million and $29 million for fiscal years 2019 and 2018, respectively. Also includes gains, losses or costs as specified under the agreements governing our indebtedness.

(11)
Effective as of fiscal year 2019, we revised the definition of Adjusted net income to also exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation.

(12)
Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, excess tax benefits associated with share-based compensation, and the tax benefits recognized in continuing operations due to the existence of a gain in other comprehensive income and loss in continuing operations. The tax effect of pre-tax items excluded from Adjusted net income is computed using a statutory tax rate after taking into account the impact of permanent differences and valuation allowances. We released a valuation allowance against federal and certain state net deferred tax assets in fiscal year 2016. We were required to reflect the portion of the valuation allowance release related to 2016 ordinary income in the estimated annual effective income tax rate and the portion of the valuation allowance release related to future years’ income discretely in fiscal year 2016. We maintained a valuation allowance against federal and state net deferred tax assets for fiscal year 2015. The result was an immaterial tax effect related to pre-tax items excluded from Adjusted net income for fiscal years 2015 and 2016.

A reconciliation between the GAAP income tax provision (benefit) and the income tax provision, as adjusted, is as follows:

	Fiscal Year
	2019	2018	2017	2016	2015
	(in millions)
GAAP income tax provision (benefit)	$126	$89	$(40)	$(79)	$25
Tax impact of pre-tax income adjustments(1)	47	32	76	—	—
Discrete tax items	3	35	199	80	12
Income tax provision, as adjusted	$176	$156	$235	$1	$37

(1)
Effective as of the third quarter of fiscal year 2019, we revised the definition of Adjusted net income to also exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand the Company, our financial condition and results of operations and our present business environment. It should be read together with Item 6 of Part II, “Selected Financial Data,” and our consolidated financial statements and related notes contained elsewhere in this Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with, GAAP. We believe these non-GAAP financial measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed in “Non-GAAP Reconciliations” in Item 6 of Part II, “Selected Financial Data.”

The following includes a comparison of our consolidated results of operations for fiscal years 2019 and 2018. For a comparison of our consolidated results of operations for fiscal years 2018 and 2017, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 14, 2019.
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
Fiscal Year 2019 Highlights
Food Group Acquisition—On September 13, 2019, USF completed the $1.8 billion all cash acquisition of the Food Group. The acquisition of the Food Group expands the Company’s network in the West and Northwest parts of the U.S. The assets, liabilities and results of operations of the Food Group have been included in the Company’s consolidated financial statements since the date the acquisition was completed.
Financial Highlights—Total case volume in fiscal year 2019, increased 4.6%, reflecting growth with independent restaurants of 7.1%. Net sales increased $1,764 million, or 7.3%, in fiscal year 2019 primarily due to the increase in organic case volume and year-over-year inflation in multiple product categories, including grocery, poultry, beef and produce. The inclusion of the Food Group in our operations contributed net sales of $843 million in fiscal year 2019.
Gross profit increased $281 million, or 6.5%, to $4,587 million in fiscal year 2019, primarily as a result of the impact of margin expansion initiatives, the inclusion of the Food Group in our operations, and an increase in organic case volume, which were partially offset by unfavorable year-over-year LIFO adjustments. As a percentage of net sales, gross profit was 17.7%, compared to 17.8% in fiscal year 2018.
Total operating expenses increased $240 million, or 6.6%, to $3,888 million in fiscal year 2019, primarily as a result of higher wage costs, which were primarily distribution related, the inclusion of the Food Group in our operations and acquisition-related costs, which were partially offset by the positive impact of expense control initiatives.
Outlook
With favorable trends in consumer confidence and the unemployment rate, we expect moderate positive growth in the U.S. foodservice distribution industry in fiscal year 2020. General economic trends and conditions, including demographic shifts, inflation, deflation, consumer confidence, and disposable income, coupled with evolving consumer tastes and preferences, influence the amount that consumers spend on food-away-from-home and create opportunities for new and innovative products, which in turn, is expected to create growth, expand margins and produce better retention opportunities for foodservice distributors with the flexibility to balance national scale and local preferences. On balance, we believe that we have the scale, foresight and agility required to proactively address and benefit from these general industry trends, and that our strategy positions us to make the most out of the continued growth in food-away-from-home consumption. Notwithstanding, we expect competitive pressures to remain high and a moderate amount of inflation in fiscal year 2020. Given that a large portion of our business is based on a contracted margin percentage or markups over cost, sudden inflation or prolonged deflation could negatively impact our sales and gross profit. We expect sales to our independent restaurant customers, which generally have higher margins, to continue to be an increasing proportion of our sales mix. Favorable customer mix, additional volume from acquisitions and other sourcing initiatives should also continue to contribute to our ability to expand our margins. Further, we believe our differentiated strategy will enable us to reach more customers and create deeper relationships with existing ones, particularly within our targeted customer types for which we generate higher margins, and to drive increased penetration of our private brands.

Results of Operations
The following table presents selected consolidated results of operations of our business for fiscal years 2019 and 2018:

	Fiscal Year
	2019	2018
	(in millions)
Consolidated Statements of Operations:
Net sales	$25,939	$24,175
Cost of goods sold	21,352	19,869
Gross profit	4,587	4,306
Operating expenses:
Distribution, selling and administrative costs	3,888	3,647
Restructuring costs	—	1
Total operating expenses	3,888	3,648
Operating income	699	658
Other expense (income) net	4	(13)
Interest expense—net	184	175
Income before income taxes	511	496
Income tax provision	126	89
Net income	$385	$407
Percentage of Net Sales:
Gross profit	17.7%	17.8%
Distribution, selling and administrative costs	15.0%	15.1%
Operating expenses	15.0%	15.1%
Operating income	2.7%	2.7%
Net income	1.5%	1.7%
Adjusted EBITDA(1)	4.6%	4.6%
Other Data:
Cash flows—operating activities	$760	$609
Cash flows—investing activities	(1,987)	(232)
Cash flows—financing activities	1,220	(391)
Capital expenditures	258	235
EBITDA(1)	1,057	1,011
Adjusted EBITDA(1)	1,194	1,103
Adjusted net income(1)	523	472
Free cash flow(2)	502	374

(1)
EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Annual Report are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP. Effective as of fiscal year 2019, we revised the definition of Adjusted net income to also exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation.

(2)
Free cash flow as presented in this Annual Report is a supplemental measure of our liquidity that is not required by, or presented in accordance with, GAAP. It is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities, or any other liquidity measures derived in accordance with GAAP.

See additional information including the reconciliation of these measures to their most comparable GAAP financial measures, in “Non-GAAP Reconciliations” in Item 6 of Part II, “Selected Financial Data.”

Comparison of Results
Fiscal Years Ended December 28, 2019 and December 29, 2018
Highlights

•	Total case volume increased 4.6% and independent restaurant case volume increased 7.1% in fiscal year 2019.

•	Net sales increased $1,764 million, or 7.3% to $25,939 million in fiscal year 2019.

•	Operating income increased $41 million, or 6.2%, to $699 million in fiscal year 2019. As a percentage of net sales, operating income was 2.7% in both fiscal years 2019 and 2018.

•	Net income was $385 million in fiscal year 2019, compared to $407 million in fiscal year 2018.

•	Adjusted EBITDA increased $91 million, or 8.3%, to $1,194 million in fiscal year 2019. As a percentage of net sales, Adjusted EBITDA was 4.6% in both fiscal years 2019 and 2018.
Net Sales
Total case volume increased 4.6% in fiscal year 2019. The increase reflects growth with independent restaurants of 7.1%. Organic case volume increased 1.1% and organic independent restaurant case volume increased 4.4%.
Net sales increased $1,764 million, or 7.3%, to $25,939 million in fiscal year 2019, comprised of a $1,107 million, or 4.6%, increase in case volume and a $657 million, or 2.7%, increase in the overall net sales rate per case. Sales of private brands increased approximately 70 bps and represented approximately 35% of net sales in both fiscal years 2019 and 2018. The Food Group contributed net sales of $843 million in fiscal year 2019.
The increase in the net sales rate per case of 2.7% primarily reflects year-over-year inflation. We experienced year-over-year inflation in multiple product categories, including grocery, poultry, beef and produce, which benefited net sales since a significant portion of our sales is based on markups over product cost.
Gross Profit
Gross profit increased $281 million, or 6.5%, to $4,587 million in fiscal year 2019, primarily as a result of the impact of margin expansion initiatives, contributions from the Food Group and an increase in organic case volume, which were partially offset by unfavorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in expense of $22 million in fiscal year 2019, compared to de minimis expense in fiscal year 2018, and was driven by higher product inflation in multiple product categories in fiscal year 2019 compared to fiscal year 2018. Gross profit as a percentage of net sales was 17.7% in fiscal year 2019, compared to 17.8% in fiscal year 2018.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring costs, increased $240 million, or 6.6%, to $3,888 million in 2019. Operating expenses as a percentage of net sales were 15.0% in fiscal year 2019, compared to 15.1% in fiscal year 2018. The increase in operating expenses included $149 million of higher distribution-related wage and related costs driven by an increase in organic case volume, contributions from the Food Group, $23 million of higher acquisition-related costs, $23 million of higher self-insurance costs, and $22 million of higher other distribution-related costs, which were partially offset by the positive impact of expense control initiatives.
Operating Income
Operating income increased $41 million, or 6.2%, to $699 million in fiscal year 2019. Operating income as a percentage of net sales was 2.7% in fiscal year 2019, compared to 2.7% in fiscal year 2018. The change in operating income was due to the factors discussed in the relevant sections above.
Other Expense (Income)—Net
Other expense (income)—net includes components of net periodic benefit costs (credits), exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other expense—net of $4 million in fiscal year 2019, including $12 million of non-cash settlement charges resulting from payments to settle benefit obligations with former and current participants in our defined benefit pension plan. We recognized other income—net of $13 million in fiscal year 2018, primarily due to the improved funded status of our defined benefit and other postretirement retirement plans as of December 30, 2017.

Interest Expense—Net
Interest expense—net increased $9 million in fiscal year 2019, primarily due to borrowings incurred to finance the acquisition of the Food Group, which were partially offset by lower average revolving credit facility borrowings.
Income Taxes
Our effective income tax rate for fiscal year 2019 of 25% varied from the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million primarily related to excess tax benefits associated with share-based compensation. Our effective income tax rate for fiscal year 2018 of 18% varied from the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of a tax benefit of $21 million. This tax benefit primarily related to (1) the reduction of an unrecognized tax benefit due to the receipt of an affirmative written consent from the IRS to change a method of accounting, (2) a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation and (3) a tax benefit of $8 million primarily related to the adjustments finalizing provisional amounts recorded as of December 30, 2017 in connection with the reduction of the federal corporate income tax rate under the Tax Act.
Net Income
Our net income was $385 million in fiscal year 2019, compared to $407 million in fiscal year 2018. The decrease in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements.
Indebtedness
The aggregate carrying value of our indebtedness was $4,736 million, net of $43 million of unamortized deferred financing costs, as of December 28, 2019.
We completed a refinancing of our former asset based senior secured revolving credit facility with a new facility on May 31, 2019. The ABL Facility provides us with loan commitments having a maximum aggregate principal amount of $1,600 million, comprised of (1) $1,400 million of commitments that became effective on May 31, 2019 and (2) $200 million of commitments that became effective on November 22, 2019. The ABL Facility includes subfacilities for the issuance of up to $800 million of letters of credit and up to $170 million of swing line loans. We had no outstanding borrowings and had issued letters of credit totaling $314 million under the ABL Facility as of December 28, 2019. There was available capacity of $1,227 million under the ABL Facility based on our borrowing base as of December 28, 2019.
We amended the ABS Facility on September 20, 2019 to, among other things, lower the interest rate margin. The maximum borrowing capacity under the ABS Facility is $800 million. We had outstanding borrowings under the ABS Facility of $190 million as of December 28, 2019. There was available capacity of $552 million under the ABS Facility based on our borrowing base as of December 28, 2019.
We amended the Initial Term Loan Facility on November 26, 2019 to, among other things, lower the interest rate margins. The Initial Term Loan Facility had a carrying value of $2,125 million, net of $4 million of unamortized deferred financing costs, as of December 28, 2019.
We entered into the Incremental Term Loan Facility on September 13, 2019 to finance a portion of the purchase price for the acquisition of the Food Group. The Incremental Term Loan Facility had a carrying value of $1,465 million, net of $35 million of unamortized deferred financing costs, as of December 28, 2019.
Our unsecured senior notes (the “Senior Notes”) had a carrying value of $596 million, net of $4 million of unamortized deferred financing costs, as of December 28, 2019. The Senior Notes bear interest at 5.875%. As of June 15, 2019, the Senior Notes are redeemable, at our option, in whole or in part at a price of 102.938% of their remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020 and June 15, 2021, the optional redemption price for the Senior Notes declines to 101.469% and 100.0%, respectively, of their remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date.
We also had $352 million of obligations under financing leases for transportation equipment and building leases as of December 28, 2019.
The ABL Facility and the ABS Facility mature in 2024 and 2022, respectively. The Initial Term Loan Facility and the Incremental Term Loan Facility mature in 2023 and 2026, respectively. The Senior Notes mature in 2024. As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our other available liquidity and capital resources.

We believe that the combination of cash generated from operations, together with availability under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. For additional information, see Item 1A of Part I, “Risk Factors-Risks Relating to Our Indebtedness.” USF had approximately $1.3 billion of restricted payment capacity under these covenants and approximately $2.4 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of December 28, 2019.
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
See Note 13, Debt, in our consolidated financial statements for a further description of our indebtedness.

Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for fiscal years 2019 and 2018:

	Fiscal Year
	2019	2018
	(in millions)
Net income	$385	$407
Changes in operating assets and liabilities, net of business acquisitions	(54)	(235)
Other adjustments	429	437
Net cash provided by operating activities	760	609
Net cash used in investing activities	(1,987)	(232)
Net cash provided by (used in) financing activities	1,220	(391)
Net decrease in cash, cash equivalents and restricted cash	(7)	(14)
Cash, cash equivalents and restricted cash—beginning of year	105	119
Cash, cash equivalents and restricted cash—end of year	$98	$105
Operating Activities
Cash flows provided by operating activities increased $151 million to $760 million in fiscal year 2019. The year-over-year increase was primarily driven by $70 million of contributions to our defined benefit pension plan in fiscal year 2018, which did not reoccur during fiscal year 2019, along with improved business performance and improved working capital performance.
Investing Activities
Cash flows used in investing activities in fiscal year 2019 included the $1.8 billion cash purchase price for the acquisition of the Food Group. Cash flows used in investing activities in fiscal year 2019 also included cash expenditures of $258 million on property and equipment for fleet replacement and investments in information technology, as well as new construction and/or expansion of distribution facilities. We sold certain Food Group assets for aggregate closing proceeds of $94 million and sold certain excess properties for aggregate proceeds of $6 million during fiscal year 2019.
Cash flows used in investing activities in fiscal year 2018 included cash expenditures of $235 million on property and equipment for fleet replacement and investments in information technology, as well as new construction and expansion of distribution facilities.
We expect total capital additions in fiscal year 2020 to be between $325 million and $335 million, inclusive of approximately $80 million in fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows provided by financing activities in fiscal year 2019 included aggregate borrowings of $1.5 billion under the Incremental Term Loan Facility and approximately $330 million in borrowings under the ABL Facility and ABS Facility, which were used to finance the acquisition of the Food Group. Cash flows used in financing activities in fiscal year 2019 included net payments of $166 million under our revolving credit facilities and $116 million of scheduled payments under our non-revolving debt and financing leases. We incurred approximately $44 million of lender fees and third party costs in connection with the Incremental Term Loan Facility and other debt refinancings. Financing activities in fiscal year 2019 also included $19 million of proceeds received from stock purchases under our employee stock purchase plan and $19 million of proceeds from the exercise of employee stock options, which were partially offset by $5 million of employee tax withholdings paid in connection with the vesting of equity awards.
Cash flows used in financing activities of $391 million in fiscal year 2018 included $304 million of net payments under our revolving credit facilities and $113 million of scheduled payments on non-revolving debt and financing leases. Financing activities in fiscal year 2018 also included $19 million of proceeds from the exercise of employee stock options and $19 million of proceeds from share purchases under our employee stock purchase plan, which were partially offset by the remittance of $6 million of employee tax withholdings paid in connection with vested equity awards.
Retirement Plans
We sponsor a defined benefit retirement plan that pays benefits to eligible employees at retirement. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. We did not make a significant contribution to the Company sponsored defined benefit and other postretirement plans in fiscal year 2019. We contributed $71 million to the Company sponsored defined benefit and other postretirement plans in fiscal year 2018. As described in Note 18, Retirement Plans, in our consolidated financial statements, in the fourth quarter of fiscal year 2019, we completed a voluntary lump sum settlement offer to certain terminated defined benefit plan participants. In addition, in the fourth quarter of fiscal year 2019, we also completed a spin-off of certain active participants with small accrued benefits and retirees into a separate plan and immediately terminated that plan. Those participants were able to elect to receive immediate lump sum payouts, with any remaining liabilities transferred to an insurance company through the purchase of an annuity contract. Pension obligation settlement payments of $66 million related to these transactions, consisting of lump sum payments and purchased annuities, were paid from pension plan assets.
Certain employees are eligible to participate in our 401(k) savings plan. We made employer matching contributions to the 401(k) plan of $51 million and $47 million in fiscal years 2019 and 2018, respectively.
We also are required to contribute to various multiemployer pension plans under the terms of certain of our CBAs. Our contributions to these plans were $38 million and $35 million in fiscal years 2019 and 2018, respectively.
Contractual Obligations
The following table includes information about our significant contractual obligations as of December 28, 2019 that affect our liquidity and capital needs. The table includes information about payments due under specified contractual obligations and the maturity profile of our consolidated debt, operating leases and other long-term liabilities.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Recorded Contractual Obligations:
Debt, including financing lease obligations	$4,779	$142	$398	$2,783	$1,456
Operating lease obligations	203	48	71	42	42
Self-insured liabilities(1)	172	44	47	23	58
Pension plans and other postretirement benefits contributions(2)	7	1	2	2	2
Unrecorded Contractual Obligations:
Interest payments on debt(3)	882	181	358	231	112
Multiemployer contractual minimum pension contributions(4)	15	4	7	4	—
Purchase obligations(5)	1,092	1,028	55	9	—
Total contractual cash obligations	$7,150	$1,448	$938	$3,094	$1,670

(1)	Represents the estimated undiscounted payments on our self-insurance programs for general, fleet and workers compensation liabilities. Actual payments may differ from these estimates.

(2)
Represents estimated contributions and benefit payments for Company sponsored pension and other postretirement benefit plans. Estimates beyond fiscal year 2020 are not available for the Company's defined benefit pension plan.

(3)
Represents future interest payments on fixed rate debt, financing leases and $3.1 billion of variable rate debt at interest rates as of December 28, 2019. The amounts shown in the table include interest payments under interest rate swap agreements.

(4)	Represents minimum contributions to the Central States Teamsters Southeast and Southwest Area Pension Fund through 2023.

(5)
Represents purchase obligations for purchases of product in the normal course of business, for which all significant terms have been confirmed, information technology commitments and forward fuel and electricity purchase obligations. The balance does not include fiscal year 2020 capital additions expected to be between $325 million to $335 million, inclusive of approximately $80 million in fleet financing leases. See "Investing Activities" above.

Other long-term liabilities as of December 28, 2019 as disclosed in Note 14, Accrued Expenses and Other Long-Term Liabilities, in our consolidated financial statements, consist primarily of an uncertain tax position liability of $33 million, inclusive of interest and penalties, for which the timing of payment is uncertain.
Off-Balance Sheet Arrangements
We had entered into $254 million of letters of credit in favor of certain commercial insurers to secure obligations with respect to our self-insurance programs, primarily under the ABL Facility as of December 28, 2019. Additionally, we entered into $66 million of letters of credit to secure obligations with respect to certain of our real estate leases, primarily under the ABL Facility, and $1 million of letters of credit for other obligations.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates

Except as otherwise set forth, we have prepared the financial information in this Annual Report in accordance with GAAP. Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most critical accounting policies and estimates pertain to the valuation of goodwill and other intangible assets, vendor consideration and income taxes.
Valuation of Goodwill and Other Intangible Assets
Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with each acquisition. Other intangible assets include customer relationships, non-compete agreements, the brand names comprising our portfolio of private brands, and trademarks. We assess goodwill and other intangible assets with indefinite lives for impairment each year, or more frequently if events or changes in circumstances indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment as of the beginning of each fiscal third quarter. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable.
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 25, Business Information, in our consolidated financial statements. Our fiscal year 2019 assessment for impairment of goodwill was performed using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based on our qualitative fiscal year 2019 annual impairment analysis for goodwill, we concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value.
Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a relief from royalty method. The fair value of each intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.
Based on our fiscal year 2019 annual impairment analysis for indefinite-lived intangible assets, we concluded that the fair value of our trademark indefinite-lived intangible asset and brand name indefinite-lived intangible asset exceeded their respective carrying values by substantial margins. These margins would not be materially impacted by a 50 basis point increase in the discount rate. The recoverability of our indefinite-lived intangible assets could be impacted if estimated future cash flows are not achieved.
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
An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. We adjust the amounts recorded for uncertain tax positions when our judgment changes as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. The Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3, Recent Accounting Pronouncements, in our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain risks arising from both our business operations and overall economic conditions. Our market risks include interest rate risk and fuel price risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that position. During fiscal year 2017, we entered into interest rate swap agreements to limit our exposure to variable interest rate terms on certain borrowings under our Initial Term Loan Facility. The risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
After considering interest rate swaps that fixed the interest rate on $733 million of the principal amounts of our Initial Term Loan Facility, approximately 65% of the principal amount of our debt bore interest at floating rates based on LIBOR or an alternative base rate, as defined in our credit agreements, as of December 28, 2019. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $31 million per year (see Note 13, Debt, in our consolidated financial statements). As was announced in July 2017, the use of LIBOR is intended to be phased out by the end of 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
Fuel Price Risk
We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the price and supply of diesel fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel can negatively affect consumer confidence and discretionary spending and increase the prices we pay for products, and the costs we incur to deliver products to our customers.
Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and using fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. We had diesel fuel forward purchase commitments totaling $96 million through April 2021 as of December 28, 2019. These lock in approximately 50% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $9 million in additional fuel cost on such uncommitted volumes through April 2021.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Foods Holding Corp. and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for each of the three fiscal years in the period ended December 28, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective December 30, 2018, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Vendor Consideration and Receivables - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company receives rebates and incentives from certain suppliers, primarily through purchase-based programs. Consideration earned under these incentives is estimated during the year based on purchasing activity, as obligations under the program are fulfilled primarily as products are purchased. Consideration is typically received in the form of invoice reductions to be applied against the amounts owed to the Company’s vendors, or less often in the form of cash payments. The purchase-based incentives are recorded as a reduction to inventory as they are earned based on inventory purchases. As the related inventory is sold, the amounts are recorded as a reduction to cost of sales.

Total vendor receivables were $143 million at December 28, 2019. Although many of these incentives are under long-term agreements others are negotiated on an annual basis or shorter.
We identified vendor consideration as a critical audit matter due to the extent of audit effort required to evaluate whether vendor consideration is recorded in accordance with the terms of the vendor agreements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the vendor agreements included the following, among others:

•
We tested the effectiveness of certain controls over vendor consideration including management’s controls over the calculation of the amount recorded and the accuracy of the contract information input in the system utilized to calculate the amounts.

•
We selected a sample of vendor consideration recorded and (1) confirmed the amount recorded directly with the vendors and (2) for certain products we recalculated vendor consideration amounts recorded by the Company using the terms of the executed vendor agreement.

•
We tested the amount of the vendor consideration recorded by developing an independent expectation for the amount based on historical ratios experienced by the Company and comparing our expectation to the amount recorded by management in the current year.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 13, 2020

We have served as the Company's auditor since 2006.

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$90	$104
Accounts receivable, less allowances of $30 and $29	1,455	1,347
Vendor receivables, less allowances of $4 and $3	143	106
Inventories—net	1,432	1,279
Prepaid expenses	109	106
Assets held for sale	1	7
Other current assets	32	30
Total current assets	3,262	2,979
Property and equipment—net	2,075	1,842
Goodwill	4,728	3,967
Other intangibles—net	967	324
Deferred tax assets	—	7
Other assets	256	67
Total assets	$11,288	$9,186
LIABILITIES AND EQUITY
Current liabilities:
Cash overdraft liability	$222	$157
Accounts payable	1,460	1,359
Accrued expenses and other current liabilities	538	454
Current portion of long-term debt	142	106
Total current liabilities	2,362	2,076
Long-term debt	4,594	3,351
Deferred tax liabilities	308	298
Other long-term liabilities	315	232
Total liabilities	7,579	5,957
Commitments and contingencies (Note 22)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 220 and 217 issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	2	2
Additional paid-in capital	2,845	2,780
Retained earnings	916	531
Accumulated other comprehensive loss	(54)	(84)
Total shareholders’ equity	3,709	3,229
Total liabilities and shareholders' equity	$11,288	$9,186

See Notes to Consolidated Financial Statements.

`

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
	Fiscal Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$25,939	$24,175	$24,147
Cost of goods sold	21,352	19,869	19,929
Gross profit	4,587	4,306	4,218
Operating expenses:
Distribution, selling and administrative costs	3,888	3,647	3,631
Restructuring costs (benefit)	—	1	(1)
Total operating expenses	3,888	3,648	3,630
Operating income	699	658	588
Other expense (income)—net	4	(13)	14
Interest expense—net	184	175	170
Income before income taxes	511	496	404
Income tax provision (benefit)	126	89	(40)
Net income	385	407	444
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	45	6	16
Unrecognized (loss) gain on interest rate swaps	(15)	5	8
Comprehensive income	$415	$418	$468
Net income per share:
Basic	$1.77	$1.88	$2.00
Diluted	$1.75	$1.87	$1.97
Weighted-average common shares outstanding
Basic	218	216	223
Diluted	220	218	226

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE-December 31, 2016	221	$2	$2,791	$(136)	$(119)	$2,538
Share-based compensation expense	—	—	19	—	—	19
Proceeds from employee stock purchase plan	1	—	16	—	—	16
Exercise of stock options	2	—	18	—	—	18
Net share-settled stock options	1	—	—	—	—	—
Tax withholding payments for net share-settled equity awards	—	—	(28)	—	—	(28)
Common stock repurchased	(10)	—	(96)	(184)	—	(280)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	16	16
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	8	8
Net income	—	—	—	444	—	444
BALANCE-December 30, 2017	215	$2	$2,720	$124	$(95)	$2,751
Share-based compensation expense	—	—	28	—	—	28
Proceeds from employee stock purchase plan	1	—	19	—	—	19
Exercise of stock options	1	—	19	—	—	19
Tax withholding payments for net share-settled equity awards	—	—	(6)	—	—	(6)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	6	6
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	5	5
Net income	—	—	—	407	—	407
BALANCE-December 29, 2018	217	$2	$2,780	$531	$(84)	$3,229
Share-based compensation expense	—	—	32	—	—	32
Proceeds from employee stock purchase plan	1	—	19	—	—	19
Exercise of stock options	2	—	19	—	—	19
Tax withholding payments for net share-settled equity awards	—	—	(5)	—	—	(5)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	45	45
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(15)	(15)
Net income	—	—	—	385	—	385
BALANCE-December 28, 2019	220	$2	$2,845	$916	$(54)	$3,709

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Fiscal Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$385	$407	$444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	362	340	378
Gain on disposal of property and equipment, net	(1)	(1)	(4)
Tangible asset impairment charges	1	1	2
Amortization of deferred financing costs	7	7	6
Deferred tax provision (benefit)	7	45	(123)
Share-based compensation expense	32	28	21
Provision for doubtful accounts	21	17	18
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(19)	(71)	(67)
Decrease (increase) in inventories	16	(72)	40
Decrease (increase) in prepaid expenses and other assets	9	(45)	(24)
(Decrease) increase in accounts payable and cash overdraft liability	(56)	79	17
(Decrease) increase in accrued expenses and other liabilities	(4)	(126)	41
Net cash provided by operating activities	760	609	749
Cash flows from investing activities:
Acquisition of businesses—net of cash	(1,832)	—	(182)
Proceeds from sales of divested assets	94	—	—
Proceeds from sales of property and equipment	9	3	25
Purchases of property and equipment	(258)	(235)	(221)
Proceeds from redemption of industrial revenue bonds	—	—	22
Net cash used in investing activities	(1,987)	(232)	(356)
Cash flows from financing activities:
Proceeds from debt borrowings	6,198	4,178	2,550
Principal payments on debt and financing leases	(4,967)	(4,595)	(2,651)
Repayment of industrial revenue bonds	—	—	(22)
Payment for debt financing costs and fees	(44)	(1)	(1)
Contingent consideration paid for business acquisitions	—	(5)	(6)
Proceeds from employee stock purchase plan	19	19	16
Proceeds from exercise of stock options	19	19	18
Tax withholding payments for net share-settled equity awards	(5)	(6)	(28)
Common stock repurchased	—	—	(280)
Common stock and share-based awards settled	—	—	(1)
Net cash provided by (used in) financing activities	1,220	(391)	(405)
Net decrease in cash, cash equivalents and restricted cash	(7)	(14)	(12)
Cash, cash equivalents and restricted cash—beginning of year	105	119	131
Cash, cash equivalents and restricted cash—end of year	$98	$105	$119
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$173	$160	$158
Income taxes paid—net	137	78	11
Property and equipment purchases included in accounts payable	49	28	31
Leased assets obtained in exchange for financing lease liabilities	86	101	91
Leased assets obtained in exchange for operating lease liabilities	39	—	—
Cashless exercise of stock options	1	2	30
Contingent consideration payable for acquisition of businesses	—	—	4
See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data, unless otherwise noted)
1.    OVERVIEW AND BASIS OF PRESENTATION
US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to in these consolidated financial statements and notes as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods Holding Corp. conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”) and its subsidiaries. All of the Company’s indebtedness, as further described in Note 13, Debt, is a direct obligation of USF and its subsidiaries.
Business Description—The Company, through USF, operates in one business segment in which it markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the U.S. These customers include independently owned single and multi-unit restaurants, regional concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations.
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53- week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, also referred to herein as fiscal years 2019, 2018, and 2017, respectively, were 52-week fiscal years. Fiscal year 2020 will be a 53-week fiscal year. Prior year amounts may have been adjusted to conform with the current year presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation —The Company's consolidated financial statements include the accounts of US Foods and its wholly owned subsidiary, USF, and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
Use of Estimates—The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three or fewer months to be cash equivalents.
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
Inventories—The Company’s inventories, consisting mainly of food and other food-related products, are primarily considered finished goods. Inventory costs include the purchase price of the product, freight charges to deliver it to the Company’s distribution facilities, and depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.
The Company records inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. As of December 28, 2019 and December 29, 2018, LIFO reserves in the Company’s Consolidated Balance Sheets were $152 million and $130 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $22 million in fiscal year 2019, was de minimis in fiscal year 2018, and increased $14 million in fiscal year 2017.
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
Impairments are recorded as a component of restructuring costs (benefit) in the Company's Consolidated Statements of Comprehensive Income, and a reduction of the asset’s carrying value in the Company's Consolidated Balance Sheets.
Goodwill and Other Intangible Assets—Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. Other intangible assets include customer relationships, noncompete agreements, the brand names comprising the Company’s portfolio of exclusive brands, and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization, but are subject to impairment assessments as described below.
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
We are primarily self-insured for group medical claims not covered under multiemployer health plans covering certain of our union-represented employees. The Company accrues its self-insured medical liability, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accruals are included in accrued expenses and other current liabilities and other long-term liabilities in the Company's Consolidated Balance Sheets.
Share-Based Compensation—The Company measures compensation expense for stock-based awards at fair value as of the date of grant, and recognizes compensation expense over the service period for awards expected to vest. Forfeitures are recognized as incurred. Fair value is the closing price per share for the Company’s common stock as reported on the New York Stock Exchange. Prior to the Company's 2016 initial public offering, the grant date fair value of stock-based awards was measured as of the end of each fiscal quarter using the combination of a market and income approach. The computed value was applied to all stock and stock award activity in the subsequent fiscal quarter.
Compensation expense related to our employee stock purchase plan, which allows eligible employees to purchase our common stock at a discount of up to 15% represents the difference between the fair market value as of acquisition date and the employee purchase price.
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
Shipping and Handling Costs—Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative costs. Shipping and handling costs were $1.8 billion, $1.7 billion, and $1.6 billion in fiscal years 2019, 2018 and 2017, respectively.
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
Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are invested primarily in money market funds at major financial institutions. Credit risk related to accounts receivable is dispersed across a larger number of customers located throughout the U.S. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable as of December 28, 2019.

3.	RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases, and has issued subsequent amendments to Topic 842. The Company adopted Topic 842 on December 30, 2018, the effective and initial application date, using the modified retrospective approach. The Company elected from the package of practical expedients permitted under the transition guidance within Topic 842, which, among other things, allowed the Company to carry forward the historical lease classification. Adoption of Topic 842 resulted in the recording of net lease assets and lease liabilities of approximately $100 million, as of December 30, 2018. The initial adoption of Topic 842 did not materially impact the Company’s Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows. The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 842. See Note 17, Leases.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of the provisions of the new standard to materially affect its financial position or results of operations.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. This ASU can be adopted prospectively to eligible costs incurred on or after the date of adoption or retrospectively. The Company adopted the provisions of this standard on a prospective basis at the beginning of fiscal year 2020. The Company's adoption of the provisions of the new standard did not materially affect its financial position or results of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. ASU 2016-13 will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company has substantially completed its analysis of the effects of adopting the provisions of this standard on its consolidated financial statements and does not expect the adoption of the provisions of the new standard to materially affect its financial position or results of operations.

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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of December 28, 2019. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.5 billion and $1.3 billion as of December 28, 2019 and December 29, 2018, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are they associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $35 million and $37 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018, respectively, and $39 million and $28 million included in other assets in the Company’s Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018, respectively.

The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	2019	2018	2017
Meats and seafood	$9,313	$8,635	$8,692
Dry grocery products	4,427	4,239	4,266
Refrigerated and frozen grocery products	4,253	3,898	3,799
Dairy	2,685	2,520	2,533
Equipment, disposables and supplies	2,483	2,298	2,243
Beverage products	1,403	1,315	1,306
Produce	1,375	1,270	1,308
	$25,939	$24,175	$24,147

5.	BUSINESS ACQUISITIONS
On September 13, 2019, USF completed the $1.8 billion all cash acquisition of five foodservice companies (the “Food Group”) from Services Group of America, Inc.: Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and GAMPAC Express, Inc. The acquisition of the Food Group expands the Company’s network in the West and Northwest parts of the U.S.
USF financed the acquisition with borrowings under a new $1.5 billion incremental senior secured term loan facility, as further described in Note 13, Debt, and with borrowings under its revolving credit facilities. The assets, liabilities and results of operations of the Food Group have been included in the Company’s consolidated financial statements since the date the acquisition was completed.
As a condition to receiving regulatory clearance for the acquisition from the Federal Trade Commission, USF divested three Food Group distribution facilities (the "Divested Assets"). The total amount of proceeds received from the October 11, 2019 sale of the Divested Assets at closing was $94 million, which, together with approximately $20 million in holdback funds and working capital adjustments, approximates the fair value of the Divested Assets. The assets and liabilities of the Divested Assets were included in assets of discontinued operations and liabilities of discontinued operations, respectively, in the Company's Consolidated Balance Sheets until their disposition. The operating results of the Divested Assets from the date the acquisition was completed through the date of sale were de minimis.
The following table summarizes the preliminary purchase price allocation recognized for the acquisition based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Adjustments to the preliminary purchase price allocation in the fourth quarter of fiscal year 2019, including working capital adjustments to acquired and divested assets and liabilities and adjustments to asset valuations, were immaterial to the Company's consolidated financial statements.
The preliminary purchase price allocation is subject to further adjustment as additional information becomes available and final valuations are completed. There can be no assurances that these final valuations and additional analyses and studies will not result in significant changes to the preliminary estimates of fair value set forth below.

Preliminary Purchase Price Allocation
Accounts receivable	$145
Inventories	165
Assets of discontinued operations	133
Other current assets	7
Property and equipment	209
Goodwill(1)	761
Other intangibles(2)	695
Other assets	47
Accounts payable	(200)
Accrued expenses and other current liabilities	(69)
Liabilities of discontinued operations	(19)
Other long-term liabilities, including financing leases	(42)
Cash paid for acquisition	$1,832

(1)
Goodwill recognized is primarily attributable to expected synergies from the combined company, as well as intangible assets that do not qualify for separate recognition. The acquired goodwill is deductible for U.S. federal income tax purposes.

(2)	Other intangibles consist of customer relationships of $656 million with estimated useful lives of 15 years and indefinite-lived brand names and trademarks of $39 million.
Net sales and net loss for the Food Group (exclusive of the Divested Assets, as the sales and net income of the Divested Assets were reflected in discontinued operations and were de minimis for fiscal year 2019), which have been included in the Company’s Consolidated Statements of Comprehensive Income since the date the acquisition was completed were $843 million and $21 million, respectively, during fiscal year 2019. Acquisition-related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $52 million and $29 million for fiscal years 2019 and 2018, respectively.

The following table presents the Company’s unaudited pro forma consolidated net sales, net income and net income per share for fiscal years 2019 and 2018. The unaudited pro forma financial information includes the historical results of operations of the Company and the Food Group, giving effect to the acquisition and related financing as if they had occurred as of December 31, 2017, which was the first day of the Company’s fiscal year 2018.

	2019 (Unaudited)	2018 (Unaudited)
Pro forma net sales	$28,020	$26,985
Pro forma net income	$398	$397
Pro forma net income per share:
Basic	$1.82	$1.84
Diluted	$1.81	$1.82

The unaudited pro forma financial information for all periods presented above excludes the results of operations related to the Divested Assets, as the results of operations related to the Divested Assets were reflected as discontinued operations. Unaudited pro forma net sales, net income and net income per share related to the Divested Assets for fiscal years 2019 and 2018 are as follows:

	2019 (Unaudited)	2018 (Unaudited)
Pro forma net sales	$392	$516
Pro forma net income	$5	$13
Pro forma income per share:
Basic	$0.03	$0.06
Diluted	$0.02	$0.06

The unaudited pro forma financial information above includes adjustments for: (1) incremental depreciation expense related to fair value increases of certain acquired property and equipment, (2) amortization expense related to the fair value of intangible assets acquired, (3) interest expense related to the borrowings under the new incremental senior secured term loan facility and revolving credit facilities used to finance the acquisition, (4) the elimination of acquisition-related costs that were included in the Company’s historical results, and (5) adjustments to the income tax provision based on pro forma results of operations. No effect has been given to potential synergies, operating efficiencies or costs arising from the integration of the Food Group in our previously existing operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the date indicated. Further, the pro forma financial information does not purport to project the Company’s future consolidated results of operations following the acquisition.

6.	RESTRICTED CASH
Restricted cash primarily consists of cash on deposit with financial institutions as collateral for certain letters of credit. Cash, cash equivalents and restricted cash as presented in the Company's Consolidated Statements of Cash Flows as of December 28, 2019 and December 29, 2018 consisted of the following:

	December 28, 2019	December 29, 2018
Cash and cash equivalents	$90	$104
Restricted cash—included in other assets	8	1
Total cash, cash equivalents and restricted cash	$98	$105

7.	ALLOWANCE FOR DOUBTFUL ACCOUNTS
A summary of the activity in the allowance for doubtful accounts for the last three fiscal years is as follows:

	2019	2018	2017
Balance as of beginning of year	$29	$26	$25
Charged to costs and expenses	21	17	18
Customer accounts written off—net of recoveries	(20)	(14)	(17)
Balance as of end of year	$30	$29	$26

This table excludes the vendor receivable related allowance for doubtful accounts of $4 million as of December 28, 2019 and $3 million as of both December 29, 2018 and December 30, 2017.

8.	ACCOUNTS RECEIVABLE FINANCING PROGRAM
Under its accounts receivable financing facility (the “ABS Facility”), USF sells, on a revolving basis, eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent, for the benefit of the lenders. The Company consolidates the Receivables Company and, consequently, the transfer of the eligible receivables is a transaction internal to the Company and the eligible receivables have not been derecognized from the Company’s Consolidated Balance Sheets. Included in the Company’s accounts receivable balance as of December 28, 2019 and December 29, 2018 was approximately $1.0 billion of eligible receivables held as collateral in support of the ABS Facility. See Note 13, Debt, for a further description of the ABS Facility.

9.	ASSETS HELD FOR SALE
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
During fiscal year 2019, two closed distribution facilities and an excess parcel of land were sold for aggregate proceeds of $6 million, which approximated their aggregate carrying values. During fiscal year 2018, the Company closed a distribution facility and transferred its business activities to another of the Company's distribution facilities. Additionally, an excess portion of a parcel of land, purchased earlier in fiscal year 2018, was transferred to assets held for sale, along with an operating facility that was closed due to the consolidation of operations into a recently acquired facility.
The changes in assets held for sale for fiscal years 2019 and 2018 were as follows:

	2019	2018
Balance as of beginning of year	$7	$5
Transfers in	—	3
Assets sold	(6)	—
Tangible asset impairment charges	—	(1)
Balance as of end of the year	$1	$7

10.	PROPERTY AND EQUIPMENT
Property and equipment as of December 28, 2019 and December 29, 2018 consisted of the following:

	December 28, 2019	December 29, 2018	Range of Useful Lives
Land	$378	$323
Buildings and building improvements	1,411	1,252	10–40 years
Transportation equipment	1,137	1,031	5–10 years
Warehouse equipment	481	418	5–12 years
Office equipment, furniture and software	867	858	3–7 years
Construction in process	99	77
	4,373	3,959
Less accumulated depreciation and amortization	(2,298)	(2,117)
Property and equipment—net	$2,075	$1,842

Transportation equipment included $572 million and $544 million of financing lease assets as of December 28, 2019 and December 29, 2018, respectively. Buildings and building improvements included $30 million and $36 million of financing lease assets as of December 28, 2019 and December 29, 2018, respectively. Accumulated amortization of financing lease assets was $269 million and $247 million as of December 28, 2019 and December 29, 2018, respectively. Interest capitalized was $2 million for fiscal years 2019 and 2018.
Depreciation and amortization expense of property and equipment, including amortization of financing lease assets, was $311 million, $300 million and $283 million for fiscal years 2019, 2018 and 2017, respectively.

11.	GOODWILL AND OTHER INTANGIBLES
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
Customer relationships and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and noncompete agreements are amortized over the estimated useful lives (which are 2 to 15 years). Amortization expense was $51 million, $40 million and $95 million for fiscal years 2019, 2018 and 2017, respectively. The weighted-average remaining useful life of all customer relationship intangibles was approximately 8 years as of December 28, 2019. Amortization of these customer relationship assets is estimated to be $68 million for fiscal year 2020, $51 million fiscal year 2021, $44 million for each of fiscal years 2022, 2023 and 2024, and $423 million in the aggregate thereafter.
Goodwill and other intangibles consisted of the following:

	December 28, 2019	December 29, 2018
Goodwill	$4,728	$3,967
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$789	$154
Accumulated amortization	(115)	(85)
Net carrying value	674	69
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(1)
Net carrying value	1	2
Brand names and trademarks—not amortizing	292	253
Total other intangibles—net	$967	$324

The increase in goodwill and other intangible assets as of December 28, 2019 is attributable to the Food Group acquisition, as described in Note 5, Business Acquisitions.

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
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 25, Business Information. The Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as market conditions, macroeconomic, and industry, as well as entity-specific factors, such as actual and planned financial performance. Based upon the Company’s qualitative fiscal year 2019 annual goodwill impairment analysis, the Company concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value and there is no risk of impairment.
The Company’s fair value estimates of the brand names and trademarks indefinite-lived intangible assets are based on a relief-from-royalty method. The fair value of these intangible assets is determined for comparison to the corresponding carrying value. If the carrying value of these assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal year 2019 annual impairment analysis, the Company concluded the fair value of its brand names and trademarks exceeded its carrying value.
Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of the Company’s impairment analysis in future periods.

12.	FAIR VALUE MEASUREMENTS
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
The Company’s assets and liabilities measured at fair value on a recurring basis as of December 28, 2019 and December 29, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	December 28, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$1	$—	$1

	December 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1	$—	$—	$1
Interest rate swaps	—	19	—	19
	$1	$19	$—	$20

There were no significant assets or liabilities on the Company's Consolidated Balance Sheets measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements
Money Market Funds
Money market funds include highly liquid investments with an original maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.
Derivative Financial Instruments
The Company uses interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate Initial Term Loan Facility (as defined in Note 13, Debt).
On August 1, 2017, USF entered into four-year interest rate swap agreements with a notional amount of $1.1 billion, reducing to $825 million in the fourth year. These swaps effectively converted approximately half of the principal amount of the Initial Term Loan Facility from a variable to a fixed rate loan.
On May 31, 2019, an interest rate swap agreement with a notional amount of $367 million was terminated, and the Company received cash proceeds of $1 million, the fair value of the interest rate swap on the termination date. The proceeds were recorded as cash provided by operating activities in the Company's Consolidated Statement of Cash Flows. The $1 million gain from the termination of the interest rate swap agreement was reflected in accumulated other comprehensive loss and will be amortized to interest expense through July 31, 2021, the remaining term of the original interest rate swap agreement.
After giving effect to the termination of the interest rate swap agreement, the remaining interest rate swap agreements collectively have a notional value of $733 million, reducing to $550 million on July 31, 2020. The Company pays an aggregate effective rate of 3.45% on the notional amount of the Initial Term Loan Facility covered by the interest rate swap agreements, comprised of a rate of 1.70% plus a spread of 1.75% (See Note 13, Debt).
The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties and the Company. The following table presents the balance sheet location and fair value of the interest rate swaps as of December 28, 2019 and December 29, 2018:

		Fair Value
	Balance Sheet Location	December 28, 2019	December 29, 2018
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$—	$8
Interest rate swaps	Other noncurrent assets	—	11
	Total	—	19
Interest rate swaps	Other long-term liabilities	1	—
	Net position	$(1)	$19

Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the fiscal year ended December 28, 2019
Interest rate swaps	$(10)	Interest expense—net	$(5)
For the fiscal year ended December 29, 2018
Interest rate swaps	$7	Interest expense—net	$(2)
For the fiscal year ended December 30, 2017
Interest rate swaps	$6	Interest expense—net	$2

During the next twelve months, the Company estimates that a de minimis amount will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, cash overdraft liability, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated its carrying value of $4.7 billion and $3.5 billion as of December 28, 2019 and December 29, 2018, respectively. The fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “Senior Notes”) was $0.6 billion as of both December 28, 2019 and December 29, 2018, based upon the closing market prices of the Senior Notes on both dates, and is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

13.	DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of December 28, 2019	December 28, 2019	December 29, 2018
ABL Facility	May 31, 2024	4.75%	$—	$81	(1)
ABS Facility	September 21, 2022	2.75%	190	275	(2)
Initial Term Loan Facility (net of $4 and $6 of unamortized deferred financing costs, respectively)	June 27, 2023	3.44%	2,125	2,145	(3)
Incremental Term Loan Facility (net of $35 of unamortized deferred financing costs)	September 13, 2026	3.69%	1,465	—
Senior Notes (net of $4 and $5 of unamortized deferred financing costs, respectively)	June 15, 2024	5.88%	596	595
Obligations under financing leases	2020–2026	2.00% - 6.17%	352	352
Other debt	2021–2031	5.75% - 9.00%	8	9
Total debt			4,736	3,457
Current portion of long-term debt(4)			(142)	(106)
Long-term debt			$4,594	$3,351

(1)	Consists of outstanding borrowings under our former asset based senior secured revolving credit facility, which was refinanced with a new facility in May 2019 (as described below).

(2)
Consists of outstanding borrowings under the ABS Facility prior to a September 2019 amendment to, among other things, lower the interest rate margin on borrowings under the facility (as described below).

(3)
Consists of outstanding borrowings under the Initial Term Loan Facility prior to a November 2019 amendment to, among other things, lower the interest rate margins on borrowings under the facility (as described below).

(4)
The current portion of long-term debt as of December 28, 2019 for the Initial Term Loan Facility and the Incremental Term Loan Facility includes five quarterly principal payments due to the Company's 53-week fiscal year 2020.

As of December 28, 2019, after considering interest rate swaps that fixed the interest rate on $733 million of principal of the Initial Term Loan Facility described below, approximately 65% of the Company’s total debt was at a floating rate.
Principal payments to be made on outstanding debt, exclusive of deferred financing costs, as of December 28, 2019, were as follows:

2020	$142
2021	114
2022	284
2023	2,128
2024	655
Thereafter	1,456
$4,779

ABL Facility—On May 31, 2019, USF completed a refinancing of its asset based senior secured revolving credit facility with a new asset based senior secured revolving credit facility (the “ABL Facility”). The ABL Facility provides USF with loan commitments having a maximum aggregate principal amount of $1.6 billion. The ABL Facility includes subfacilities for the issuance of up to $800 million of letters of credit and up to $170 million of swing line loans. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various specified percentages of the value of eligible accounts receivable, eligible inventory, eligible transportation equipment and certain unrestricted cash and cash equivalents, which also serve as collateral for borrowings under the ABL Facility.
Borrowings under the ABL Facility bear interest at a rate equal to, at USF's option, either the sum of an alternative base rate, as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of December 28, 2019 was 0.00% for alternative base rate loans and 1.00% for LIBOR loans. The ABL Facility also carries a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility. The weighted-average interest rate on outstanding borrowings for the ABL Facility and our former asset based senior secured revolving credit facility was 2.63% and 5.12% for fiscal years 2019 and 2018, respectively.
The ABL Facility is scheduled to mature on May 31, 2024, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of indebtedness with a maturity date on or prior to the ABL Facility’s maturity date under the Initial Term Loan Facility and Incremental Term Loan Facility or the Senior Notes remains outstanding on a date that is 60 days prior to the maturity date for the Initial Term Loan Facility, the Incremental Term Loan Facility or the Senior Notes, respectively.
The Company incurred $4 million of lender fees and third party costs in connection with the refinancing of the asset based senior secured revolving credit facility on May 31, 2019, which were capitalized as deferred financing costs. These deferred financing costs, along with $1 million of unamortized deferred financing costs related to the former asset based senior secured revolving credit facility, will be amortized through May 31, 2024, the ABL Facility maturity date.
USF had no outstanding borrowings, and had issued letters of credit totaling $314 million, under the ABL Facility as of December 28, 2019. Outstanding letters of credit included: (1) $249 million issued in favor of certain commercial insurers to secure USF’s obligations with respect to its self-insurance program, (2) $64 million issued to secure USF’s obligations with respect to certain real estate leases, and (3) $1 million issued for other obligations. There was available capacity of $1,227 million under the ABL Facility as of December 28, 2019.
ABS Facility—On September 20, 2019, the ABS Facility was amended to, among other things, lower the interest rate margin on borrowings under the facility. The maximum borrowing capacity under the ABS Facility is $800 million. USF had $190 million of outstanding borrowings under the ABS Facility as of December 28, 2019. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity of $552 million under the ABS Facility as of December 28, 2019.
Borrowings under the ABS Facility bear interest at LIBOR plus a margin of 0.95%, and the ABS Facility carries an unused commitment fee of 0.35% or 0.45% based on USF's utilization of the ABS Facility. The weighted-average interest rate on outstanding borrowings for the ABS Facility was 3.23% and 3.00% for fiscal years 2019 and 2018, respectively. The ABS Facility is scheduled to mature on September 21, 2022. The Company incurred $1 million of lender fees and third party costs in connection with the amendment of the ABS Facility on September 20, 2019, which were capitalized as deferred financing costs and will be amortized through September 21, 2022, the ABS Facility maturity date.
Term Loan Facilities
The Term Loan Credit Agreement, dated as of May 11, 2011 (as amended, the “Term Loan Credit Agreement’), provides USF with a senior secured term loan (the "Initial Term Loan Facility"), an incremental senior secured term loan issued in September 2019 (the “Incremental Term Loan Facility”) and the right to request incremental senior secured term loan commitments.
Initial Term Loan Facility
On November 26, 2019, the Initial Term Loan Facility was amended to, among other things, lower the interest rate margins on outstanding borrowings under the facility. The Initial Term Loan Facility had an outstanding balance of $2.1 billion as of December 28, 2019.
Borrowings under the Initial Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either (1) LIBOR plus a margin of 1.75% or (2) an alternative base rate plus a margin of 0.75%. The table above reflects the December 28, 2019 interest rate on the unhedged portion of the Initial Term Loan Facility. The effective interest rate of the portion of the Initial Term Loan Facility subject to interest rate swap agreements was 3.45% as of December 28, 2019.

In connection with the November 2019 amendment of the Initial Term Loan Facility, the Company applied modification accounting to the majority of the continuing lenders as the terms of the facility were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded a debt extinguishment loss of $2 million in interest expense, consisting primarily of a write-off of unamortized deferred financing costs related to the amendment. Unamortized deferred financing costs of $4 million were carried forward and will be amortized through June 27, 2023, the maturity date of the Initial Term Loan Facility.
The Initial Term Loan Facility is scheduled to mature on June 27, 2023. Borrowings under the Initial Term Loan Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR-based borrowings and a 1.00% premium in the case of any “repricing transaction” that occurs prior to May 26, 2020. The Initial Term Loan Facility may require mandatory repayments if certain assets are sold.
Incremental Term Loan Facility
On September 13, 2019, USF entered into a new incremental term loan in an aggregate principal amount of $1.5 billion under the Term Loan Credit Agreement (the “Incremental Term Loan Facility”) to finance a portion of the purchase price for its acquisition of the Food Group.
Borrowings under the Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an alternative base rate, as described under the Incremental Term Loan Facility, plus a margin of 1.00%.
The Incremental Term Loan Facility is scheduled to mature on September 13, 2026. Similar to the Initial Term Loan, borrowings under the Incremental Term Loan Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR-based borrowings and a 1.00% premium in the case of any “repricing transaction” that occurs prior to March 13, 2020. The Incremental Term Loan Facility may require mandatory repayments if certain assets are sold.
Senior Notes—The Senior Notes due 2024, had a carrying value of $596 million, net of $4 million of unamortized deferred financing costs, as of December 28, 2019. The Senior Notes bear interest at 5.875%. As of June 15, 2019, this debt is redeemable, at USF’s option, in whole or in part at a price of 102.938% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On June 15, 2020 and June 15, 2021, the optional redemption price for the debt declines to 101.469% and 100.0%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date.
Financing Leases—Obligations under financing leases of $352 million as of December 28, 2019 consist primarily of amounts due for transportation equipment and building leases.
Security Interests
Substantially all of the Company’s assets are pledged under the various agreements governing our indebtedness. Debt under the ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain designated receivables not pledged under the ABS Facility, as well as inventory and certain owned transportation equipment and certain unrestricted cash and cash equivalents. Additionally, the lenders under the ABL Facility have a second priority interest in all of the capital stock of USF and its subsidiaries and substantially all other non-real estate assets of USF and its subsidiaries not pledged under the ABS Facility. USF’s obligations under the Initial Term Loan Facility and the Incremental Term Loan Facility are secured by all the capital stock of USF and its subsidiaries and substantially all the non-real estate assets of USF and certain of its subsidiaries not pledged under the ABS Facility. Additionally, the lenders under the Initial Term Loan Facility and the Incremental Term Loan Facility have a second priority interest in the inventory and certain transportation equipment pledged under the ABL Facility. USF’s interest rate swap obligations are secured by the collateral securing the ABL Facility. Pursuant to the terms of the interest rate swap agreements between the interest rate swap counterparty and USF, the interest rate swap counterparty has agreed that its right to receive payment from the sale of the collateral is subordinate to the rights of the lenders under the ABL Facility.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.3 billion of restricted payment capacity under these covenants, and approximately $2.4 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of December 28, 2019.
The agreements governing our indebtedness also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true when made, and certain insolvency events. If an event of default occurs and remains uncured, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable. Were such an event to occur, the Company would be forced to seek new financing that may not be on as favorable terms as its existing debt. The Company’s ability to refinance its indebtedness on favorable terms, or at all, is directly affected by the then prevailing economic and financial conditions. In addition, the Company’s ability to incur secured indebtedness (which may enable it to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of its assets. This, in turn, is dependent on the strength of its cash flows, results of operations, economic and market conditions, and other factors.

14.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other long-term liabilities consisted of the following:

	December 28, 2019	December 29, 2018
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$172	$132
Operating expenses	75	69
Workers’ compensation, general and fleet liability	44	39
Group medical liability	25	28
Customer rebates and other selling expenses	105	96
Property and sales tax	37	30
Operating lease liability	40	6
Interest payable	14	13
Other	26	41
Total accrued expenses and other current liabilities	$538	$454
Other long-term liabilities:
Workers’ compensation, general and fleet liability	$121	$120
Operating lease liability	131	21
Accrued pension and other postretirement benefit obligations	7	40
Uncertain tax positions	33	31
Other	23	20
Total Other long-term liabilities	$315	$232

Self-Insured Liabilities —The Company is self-insured for general liability, fleet liability and workers’ compensation claims. Claims in excess of certain levels are insured by external parties. The workers’ compensation liability, included in the table above under “Workers’ compensation, general liability and fleet liability,” is recorded at present value. This table summarizes self-insurance liability activity for the last three fiscal years:

	2019	2018	2017
Balance as of beginning of the year	$159	$170	$164
Charged to costs and expenses	80	56	64
Acquisition	17	—	—
Reinsurance recoverable	—	7	8
Payments	(91)	(74)	(66)
Balance as of end of the year	$165	$159	$170
Discount rate	1.58%	2.50%	1.98%

Estimated future payments for self-insured liabilities are as follows:

2020	$44
2021	28
2022	19
2023	13
2024	10
Thereafter	58
Total self-insured liability	172
Less amount representing interest	(7)
Present value of self-insured liability	$165

15.	RELATED PARTY TRANSACTIONS
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
The closing of the Company’s share repurchase occurred substantially concurrently with the closing of the offering, and the repurchased shares were retired. In accordance with terms of the prior registration rights agreement with the Former Sponsors, the Company incurred approximately $4 million of expenses in connection with the offerings in fiscal year 2017.
There were no related party transactions in fiscal years 2019 and 2018.

16.	SHARE-BASED COMPENSATION, COMMON STOCK ISSUANCES AND COMMON STOCK
Our long-term incentive plans provide for the grant of various forms of share-based awards to our directors, officers and other eligible employees.
Total compensation expense related to share-based arrangements was $32 million, $28 million and $21 million for fiscal years 2019, 2018 and 2017, respectively, and is reflected in distribution, selling and administrative costs in the Company's Consolidated Statements of Comprehensive Income. The total income tax benefit associated with share-based compensation recorded in the Company's Consolidated Statement of Comprehensive Income was $8 million, $6 million and $7 million for fiscal years 2019, 2018 and 2017, respectively.
In addition, the Company sponsors an employee stock purchase plan to provide eligible employees with the opportunity to acquire shares of our common stock at a discount of 15% of the fair market value of the common stock on the date of purchase, and as such, the plan is considered compensatory for federal income tax purposes. The Company recorded $4 million, $3 million and $3 million of share-based compensation expense for fiscal years 2019, 2018 and 2017, respectively, associated with the employee stock purchase plan.
Stock Options—Certain directors, officers and other eligible employees have been granted time-based stock options (the “Time-Based Options”) and performance-based options (the “Performance Options” and, together with the Time-Based Options, the “Options”) to purchase shares of our common stock.
The Time-Based Options generally vest and become exercisable ratably over periods of three to four years, from the date of the grant. Share-based compensation expense related to the Time-Based Options was $8 million, $7 million and $4 million for fiscal years 2019, 2018 and 2017, respectively.
The Performance Options generally vest and become exercisable ratably over four years, from the date of the grant, provided that the Company achieves a predetermined financial performance goal established by the Compensation Committee of our Board of Directors (the “Committee”) for the respective award tranche.
The Company recorded share-based compensation expense of $1 million and $3 million for fiscal years 2018 and 2017, respectively, related to the expected vesting of the Performance Options. No share-based compensation expense attributable to Performance Options was recorded for fiscal year 2019 as the final tranche of those awards was not expected to vest since the performance goal was not met.

The Options are nonqualified, with exercise prices equal to the estimated fair value of a share of common stock as of the date of the grant. Exercise prices range from $8.51 to $38.12 per share and generally have a 10-year life. The fair value of each Option is estimated as of the date of grant using a Black-Scholes option-pricing model.
The weighted-average assumptions for Options granted in fiscal years 2019, 2018 and 2017 are included in the following table:

	2019	2018	2017
Expected volatility	23.7%	35.7%	31.8%
Expected dividends	—	—	—
Risk-free interest rate	2.3%	2.6%	1.9%
Expected term (in years)	5.6	5.4	5.8

Expected volatility is calculated leveraging the historical volatility of public companies similar to US Foods. The assumed dividend yield is zero because the Company has not historically paid dividends. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term, as of the grant date. Due to a lack of relevant historical data, the simplified approach was used to determine the expected term of the options.
The summary of Options outstanding and changes during fiscal year 2019 are presented below:

	Time Options	Performance Options	Total Options	Weighted- Average Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years
Outstanding as of December 29, 2018	2,713,564	1,222,832	3,936,396	$9.45	$22.44
Granted	922,893	195,692	1,118,585	$10.63	$32.60
Exercised	(688,964)	(443,875)	(1,132,839)	$7.58	$18.11
Forfeited	(176,643)	(30,268)	(206,911)	$10.78	$29.22
Performance adjustment(1)	—	(192,929)	(192,929)	$15.31	$23.19
Outstanding as of December 28, 2019	2,770,850	751,452	3,522,302	$10.03	$26.62	7.2
Vested and exercisable as of December 28, 2019	1,132,637	438,297	1,570,934	$8.43	$21.89	6.0

(1)
Represents an adjustment to the 2018 tranche of the 2016 Performance Option awards based on actual performance during the 2018 annual performance period. The actual performance for the 2018 annual performance period was certified by the Compensation Committee of our Board of Directors in the first quarter of fiscal year 2019.

The weighted-average grant date fair value of Options granted for fiscal years 2019, 2018 and 2017 was $10.63, $14.55 and $11.08, respectively.
During fiscal years 2019, 2018 and 2017, Options were exercised with total intrinsic values of $21 million, $28 million and $86 million, respectively, representing the excess of fair value over exercise price.
There was $11 million of total unrecognized compensation costs related to unvested Options expected to vest as of December 28, 2019, which is expected to be recognized over a weighted-average period of two years.
Restricted Stock Awards—Certain officers have been granted restricted stock awards (“RSAs”), some of which vest ratably over a three-year period from the date of grant (the “Time-Based RSA”) and others which vest to the extent certain performance conditions are met (the “Performance RSAs”).
The Company recorded share-based compensation expense for the Time-Based RSAs of $1 million for fiscal year 2019. No Time-Based RSAs had been issued for periods prior to fiscal year 2019.
The Performance RSAs were granted assuming the maximum level of performance and vest on the third anniversary of the grant date if specific performance goals over a three-year performance period are achieved. The number of shares eligible to vest on the vesting date range from zero to 200% of the target award amount, based on the achievement of the performance goals. The fair value of the Performance RSAs is measured using the fair market value of our common stock on the date of grant and recognized over the three-year vesting period for the portion of the award that is expected to vest. Compensation expense for the Performance RSAs is remeasured as of the end of each reporting period, based on management’s evaluation of whether it is probable that performance conditions will be met.
Share-based compensation expense for the Performance RSAs was $3 million, $2 million and $1 million for fiscal years 2019, 2018 and 2017, respectively.

The summary of unvested RSAs and changes during fiscal year 2019 is presented below:

	Time-Based RSAs	Performance RSAs	Total RSAs	Weighted- Average Fair Value
Unvested as of December 29, 2018	—	448,823	448,823	$32.01
Granted	116,713	233,426	350,139	$34.56
Unvested as of December 28, 2019	116,713	682,249	798,962	$33.13

The weighted-average grant date fair value for the RSAs granted in fiscal years 2019, 2018 and 2017 was $34.56, $33.56 and $30.39, respectively. There was $7 million of unrecognized compensation expense related to the RSAs as of December 28, 2019, that is expected to be recognized over a weighted average period of two years.
Restricted Stock Units—Certain directors, officers and other eligible employees have been granted time-based restricted stock units (the “Time-Based RSUs”) and performance-based restricted stock units (the “Performance RSUs” and, collectively with the Time-Based RSUs, the “RSUs”). The Time-Based RSUs generally vest ratably over three to four years, starting on the anniversary date of the grant. For fiscal years 2019, 2018 and 2017, the Company recognized $14 million, $12 million and $6 million, respectively, in share-based compensation expense related to the Time-Based RSUs.
The Performance RSUs generally vest over a three or four year period, as and to the extent predetermined performance goals are met.
The fair value of each share underlying the Performance RSUs is measured at the fair market value of our common stock on the date of grant and recognized over the vesting period for the portion of the award that is expected to vest. Compensation expense for the Performance RSUs is remeasured as of the end of each reporting period, based on management’s evaluation of whether it is probable that the performance conditions will be met.
The Company recognized $2 million, $3 million and $3 million of share-based compensation expense in fiscal years 2019, 2018 and 2017, respectively, for the Performance RSUs.
A summary of RSUs outstanding and changes during fiscal year 2019 is presented below.

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted- Average Fair Value
Unvested as of December 29, 2018	1,036,841	356,716	1,393,557	$30.71
Granted	481,599	186,825	668,424	$35.09
Vested	(440,604)	—	(440,604)	$28.39
Forfeited	(150,662)	(65,142)	(215,804)	$32.65
Performance adjustment (1)	—	(46,398)	(46,398)	$32.85
Unvested as of December 28, 2019	927,174	432,001	1,359,175	$33.24

(1)
Represents an adjustment to the 2018 tranche of the 2016 Performance Option awards based on actual performance during the 2018 annual performance period. The actual performance for the 2018 annual performance period was certified by the Compensation Committee of our Board of Directors in the first quarter of fiscal year 2019.

The weighted-average grant date fair values for the RSUs granted in fiscal years 2019, 2018, and 2017 was $35.09, $33.48 and $29.77, respectively.
As of December 28, 2019, there was $25 million of unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of two years.

17.	LEASES
The Company leases certain distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use (“ROU”) asset in the Company’s Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term as of commencement date. For the Company’s leases that do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the information available as of commencement date in determining the present value of future payments. The lease terms may include options to extend, terminate or buy out the lease. When it is reasonably certain that the Company will exercise these options, they are included in ROU assets and the estimated lease liabilities. Leases with an initial term of 12 months or less are not recorded in the Company's Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For office and warehouse equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred.
The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheet as of December 28, 2019:

Leases	Consolidated Balance Sheet Location	December 28, 2019
Assets
Operating	Other assets	$145
Financing	Property and equipment-net(1)	333
Total leased assets		$478
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$40
Financing	Current portion of long-term debt	95
Noncurrent:
Operating	Other long-term liabilities	131
Financing	Long-term debt	257
Total lease liabilities		$523

(1)	Financing lease assets are recorded net of accumulated amortization of $269 million as of December 28, 2019.
The following table presents the location of lease costs in fiscal year 2019 in the Company's Consolidated Statement of Comprehensive Income:

Lease Cost	Statement of Comprehensive Income Location	2019
Operating lease cost	Distribution, selling and administrative costs	$29
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	76
Interest on lease liabilities	Interest expense-net	12
Variable lease cost	Distribution, selling and administrative costs	6
Net lease cost		$123

Future lease payments under lease agreements as of December 28, 2019 were as follows:

	Operating Leases	Financing Lease Obligation	Total
2020	$48	$106	$154
2021	38	84	122
2022	33	62	95
2023	30	58	88
2024	12	41	53
After 2024	42	29	71
Total lease payments	203	380	583
Less amount representing interest	(32)	(28)	(60)
Present value of lease liabilities	$171	$352	$523

Future minimum lease payments in effect as of December 29, 2018 under noncancelable lease arrangements, as determined prior to the adoption of Topic 842, were as follows:

Future Minimum Lease Payments	Operating Leases	Financing Leases	Total
2019	$34	$95	$129
2020	34	84	118
2021	30	71	101
2022	27	54	81
2023	23	43	66
After 2023	7	38	45
Total lease payments	155	385	540
Less amount representing interest	(4)	(33)	(37)
Present value of minimum lease payments	$151	$352	$503

Other information related to lease agreements for fiscal year 2019 was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	2019
Operating cash flows from operating leases	$37
Operating cash flows from financing leases	12
Financing cash flows from financing leases	90

Lease Term and Discount Rate	December 28, 2019
Weighted-average remaining lease term (years):
Operating leases	6.14
Financing leases	4.85
Weighted-average discount rate:
Operating leases	4.4%
Financing leases	3.5%

18.	RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and 401(k) plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
Company Sponsored Defined Benefit Plans —The Company sponsors the US Foods Consolidated Defined Benefit Retirement Plan, a qualified defined benefit retirement plan (the "Retirement Plan"), that pays benefits to certain employees at the time of retirement, using actuarial formulas based upon a participant’s years of credited service and compensation. The Company also maintains postretirement health and welfare plans for certain employees. Amounts related to the Retirement Plan and other postretirement plans recognized in the Company's consolidated financial statements are determined on an actuarial basis.
The components of net periodic pension benefit costs (credits) for the Retirement Plan the last three fiscal years were as follows:

	2019	2018	2017
Components of net periodic pension benefit costs (credits):
Service cost	$2	$2	$2
Interest cost	37	36	40
Expected return on plan assets	(49)	(52)	(48)
Amortization of net loss	4	3	4
Settlements	12	—	18
Net periodic pension benefit costs (credits)	$6	$(11)	$16

Other postretirement benefit costs were de minimis for fiscal years 2019, 2018 and 2017.
The service cost component of net periodic benefit costs (credits) is included in distribution, selling and administrative costs, while the other components of net periodic benefit costs (credits) are included in other expense (income)—net in the Company's Consolidated Statements of Comprehensive Income.
The Company did not make a significant contribution to the Retirement Plan in fiscal year 2019. The Company contributed approximately $71 million to the Retirement Plan during fiscal year 2018, of which $35 million represented an additional, voluntary contribution. As a result of the incremental voluntary contribution, the Company remeasured its defined benefit pension liability as of May 31, 2018, resulting in a reduction in the benefit obligation of $33 million, with a corresponding benefit to accumulated other comprehensive loss. The remeasurement had an immaterial impact on the annual net periodic benefit costs (credits) for fiscal year 2018.
In the fourth quarter of fiscal year 2019, the Company completed a voluntary lump sum settlement offer to certain terminated plan participants who held vested accrued benefits under a certain threshold amount. In addition, in the fourth quarter of fiscal year 2019, the Company completed a spin-off of liabilities associated with certain active participants with small accrued benefits and retirees into a separate plan and immediately terminated that plan. As a result of the termination of the spin-off of the plan, those participants were able to elect to receive immediate lump sum payouts, with any remaining liabilities transferred to an insurance company through the purchase of an annuity contract. Pension obligation settlement payments of $66 million related to these transactions, consisting of lump sum payments and the annuity contract premium, were paid from plan assets. The Company incurred non-cash settlement charges of $12 million in fiscal year 2019, including approximately $9 million in the fourth quarter when the settlement payments were paid. The other $3 million of settlement charges incurred during fiscal year 2019 relate to ordinary course lump sum payment elections as provided under the continuing plan. The Company also incurred non-cash settlement charges of $18 million in fiscal year 2017 from a voluntary lump sum settlement offer to certain terminated plan participants. No non-cash settlement charges were incurred in fiscal year 2018. Settlement charges are included in other expense (income)—net in the Company's Consolidated Statements of Comprehensive Income.
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for pension benefits for the last three fiscal years were as follows:

	2019	2018	2017
Changes recognized in accumulated other comprehensive loss:
Actuarial gain	$44	$6	$—
Amortization of net loss	4	3	4
Settlements	12	—	18
Net amount recognized	$60	$9	$22
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for other postretirement benefits for the last three fiscal years were de minimis.

The funded status of the Retirement Plan for the last three fiscal years was as follows:

	Pension Benefits
	2019	2018	2017
Change in benefit obligation:
Benefit obligation as of beginning of year	$871	$976	$966
Service cost	2	2	2
Interest cost	37	36	40
Actuarial loss (gain)	100	(97)	76
Settlements	(84)	—	(87)
Benefit disbursements	(23)	(46)	(21)
Benefit obligation as of end of year	903	871	976
Change in plan assets:
Fair value of plan assets as of beginning of year	836	851	799
Return on plan assets	193	(40)	124
Employer contribution	1	71	36
Settlements	(84)	—	(87)
Benefit disbursements	(23)	(46)	(21)
Fair value of plan assets as of end of year	923	836	851
Net funded status	$20	$(35)	$(125)

The fiscal year 2019 pension benefits actuarial loss of $100 million was primarily due to a decrease in the discount rate. The fiscal year 2018 pension benefits actuarial gain of $97 million was primarily due to an increase in the discount rate. The fiscal year 2017 pension benefits actuarial loss of $76 million was primarily due to a decrease in the discount rate.

	Other Postretirement Plans
	2019	2018	2017
Change in benefit obligation:
Benefit obligation as of beginning of year	$6	$7	$7
Benefit disbursements	(1)	(1)	(1)
Other	1	—	1
Benefit obligation as of end of year	6	6	7
Change in plan assets:
Fair value of plan assets as of beginning of year	—	—	—
Employer contribution	1	1	1
Benefit disbursements	(1)	(1)	(1)
Fair value of plan assets as of end of year	—	—	—
Net funded status	$(6)	$(6)	$(7)

Service cost, interest cost and actuarial (gain) loss for other postretirement benefits were de minimis for fiscal years 2019, 2018 and 2017.

	Pension Benefits
	2019	2018	2017
Amounts recognized in the consolidated balance sheets consist of the following:
Prepaid benefit obligation—noncurrent	$22	$—	$—
Accrued benefit obligation—current	—	—	(1)
Accrued benefit obligation—noncurrent	(2)	(35)	(124)
Net amount recognized in the consolidated balance sheets	$20	$(35)	$(125)
Amounts recognized in accumulated other comprehensive loss consist of the following:
Net loss	$129	$190	$199
Net loss recognized in accumulated other comprehensive loss	$129	$190	$199
Additional information:
Accumulated benefit obligation	$899	$869	$974

	Other Postretirement Plans
	2019	2018	2017
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(1)	$(1)	$(1)
Accrued benefit obligation—noncurrent	(5)	(5)	(6)
Net amount recognized in the consolidated balance sheets	$(6)	$(6)	$(7)
Amounts recognized in accumulated other comprehensive loss consist of the following:
Gain, net of prior service cost	$1	$1	$1
Net gain recognized in accumulated other comprehensive loss	$1	$1	$1

Pension Benefits
Amounts expected to be amortized from accumulated other comprehensive loss in the next fiscal year:
Net loss	$1

Amounts expected to be amortized from accumulated other comprehensive loss in the next fiscal year for other postretirement benefits are expected to be de minimis.
Weighted average assumptions used to determine benefit obligations as of period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2019	2018	2017
Benefit obligation:
Discount rate	3.50%	4.35%	3.70%
Annual compensation increase	3.60%	3.60%	3.60%
Net cost:
Discount rate	4.35%	3.70%	4.25%
Expected return on plan assets	6.00%	6.00%	6.00%
Annual compensation increase	3.60%	3.60%	3.60%

	Other Postretirement Plans
	2019	2018	2017
Benefit obligation—discount rate	3.50%	4.35%	3.70%
Net cost—discount rate	4.35%	3.70%	4.25%

The measurement date for the defined benefit and other postretirement benefit plans was December 31 for fiscal years 2019, 2018 and 2017. The Company applies the practical expedient under ASU No. 2015-4 to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end.
The mortality assumptions used to determine the pension benefit obligation as of December 31, 2019 are based on the Pri-2012 base mortality table with the MP-2019 mortality improvement scale published by the Society of Actuaries.
A health care cost trend rate is used in the calculations of postretirement medical benefit plan obligations. The assumed healthcare trend rates for the last three fiscal years were as follows:

	2019	2018	2017
Immediate rate	5.90%	6.30%	6.70%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2037	2037	2037

A hypothetical 1% change in the rate would result in a change to the postretirement medical plan obligation of less than $1 million. Retirees covered under these plans are responsible for the cost of coverage in excess of the subsidy, including all future cost increases.
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
The investment objective for the Retirement Plan is to provide a common investment platform. Investment consultants, overseen by the US Foods, Inc. Benefits Administration Committee (the "Committee), are expected to adopt and maintain an asset allocation strategy for the plan's assets designed to address the Retirement Plan's liability structure. The Committee has developed an asset allocation policy and rebalancing policy. The Committee reviews the major asset classes, through consultation with its investment consultants, periodically to determine if the plan's assets are performing as expected. The Company’s fiscal year 2019 strategy targeted a mix of 35% equity securities and 65% long-term debt securities and cash equivalents. The actual mix of investments as of December 28, 2019 was 34% equity securities and 66% long-term debt securities and cash equivalents. The Committee plans to manage the actual mix of investments to achieve its target mix.

The following table sets forth the fair value of our defined benefit plans’ assets by asset fair value hierarchy level:

	Asset Fair Value as of December 28, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$—	$—	$3
Equities:
Domestic	46	—	—	46
International	2	—	—	2
Mutual fund:
International equities	26	—	—	26
Long-term debt securities:
Corporate debt securities:
Domestic	—	248	—	248
International	—	38	—	38
U.S. government securities	—	6	—	6
Other	—	2	—	2
	$77	$294	$—	371
Common collective trust funds:
Cash equivalents				16
Domestic equities				193
International equities				50
Treasury STRIPS				293
Total investments measured at net asset value as a practical expedient				552
Total defined benefit plans’ assets				$923

	Asset Fair Value as of December 29, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5	$—	$—	$5
Equities:
Domestic	34	—	—	34
International	1	—	—	1
Mutual fund:
International equities	21	—	—	21
Long-term debt securities:
Corporate debt securities:
Domestic	—	236	—	236
International	—	33	—	33
U.S. government securities	—	8	—	8
Other	—	2	—	2
	$61	$279	$—	340
Common collective trust funds:
Cash equivalents				9
Domestic equities				156
International equities				40
Treasury STRIPS				291
Total investments measured at net asset value as a practical expedient				496
Total defined benefit plans’ assets				$836

A description of the valuation methodologies used for assets measured at fair value is as follows:

•	Cash and cash equivalents are valued at original cost plus accrued interest.

•	Equities are valued at the closing price reported on the active market on which individual securities are traded.

•	Mutual funds are valued at the closing price reported on the active market on which individual funds are traded.

•	Long-term debt securities are valued at the estimated price a dealer will pay for the individual securities.

•
Common collective trust funds are measured at the net asset value as of the December 31, 2019 and 2018 measurement dates. This class represents investments in common collective trust funds that invest in:

◦	Equity securities, which may include common stocks, options and futures in actively managed funds; and

◦	Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) representing zero coupon Treasury securities with long-term maturities.
Estimated future benefit payments, under Company sponsored plans as of December 28, 2019, were as follows:

	Pension Benefits	Other Postretirement Plans
2020	$52	$1
2021	50	1
2022	48	1
2023	45	1
2024	43	1
Subsequent five years	220	2

The Company does not expect to make a significant contribution to the Retirement Plans in fiscal year 2020.
Other Company Sponsored Benefit Plans—Certain employees are eligible to participate in the Company's 401(k) savings plan. The Company made employer matching contributions to the 401(k) plan of $51 million, $47 million and $46 million for fiscal years 2019, 2018 and 2017, respectively.
Multiemployer Pension Plans—The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreement ("CBAs") that cover certain of its union-represented employees. These plans are jointly administered by trustees for participating employers and the applicable unions.
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

The Company’s participation in multiemployer pension plans for the fiscal year ended December 28, 2019 is outlined in the tables below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year, or for which the Company believes its estimated withdrawal liability, should it decide to voluntarily withdraw from the plan, may be material to the Company. For each plan that is considered individually significant to the Company, the following information is provided:

•	The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•
The most recent Pension Protection Act (“PPA”) zone status available for fiscal years 2019 and 2018 is for the plan years beginning in 2018 and 2017, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, or critical and declining status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. Plans are generally considered “critical and declining” if they are projected to become insolvent within 20 years. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.

•
The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.

•	The Surcharge Imposed column indicates whether a surcharge has been imposed on participating employers contributing to the plan.

•	The Expiration Dates column indicates the expiration dates of the CBAs to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Dates
		2019	2018
Minneapolis Food Distributing Industry Pension Plan	41-6047047/001	Green	Green	N/A	No	04/01/21
Teamster Pension Trust Fund of Philadelphia and Vicinity	23-1511735/001	Yellow	Yellow	Implemented	No	2/13/22
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	No	6/30/21
United Teamsters Trust Fund A	13-5660513/001	Yellow	Yellow	Implemented	No	5/30/22
Warehouse Employees Local 169 and Employers Joint Pension Fund(1)	23-6230368/001	Red	Red	Implemented	No	2/13/22

(1)	Local 169 filed a Notice of Critical and Declining Status in 2017.

The following table provides information about the Company’s contributions to its multiemployer pension plans. For plans that are not individually significant to the Company, the total amount of the Company's contributions is aggregated.

	Contributions(1)(2)			Contributions That Exceed 5% of Total Plan Contributions(3)
	2019	2018	2017	2018	2017
Pension Fund
Minneapolis Food Distributing Industry Pension Plan	$5	$5	$5	Yes	Yes
Teamster Pension Trust Fund of Philadelphia and Vicinity	4	4	4	No	No
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	2	2	1	Yes	Yes
United Teamsters Trust Fund A	2	2	2	Yes	Yes
Warehouse Employees Local 169 and Employers Joint Pension Fund	1	1	1	Yes	Yes
Other funds	24	21	21	—	—
	$38	$35	$34

(1)	Contributions made to these plans during the Company’s fiscal year, which may not coincide with the plans’ respective fiscal years.

(2)	Contributions do not include payments related to multiemployer pension plan withdrawals/settlements.

(3)	Indicates whether the Company was listed in the respective multiemployer pension plan Form 5500 for the applicable plan year as having made more than 5% of total contributions to the plan.

If the Company elects to voluntarily withdraw from a multiemployer pension plan, it may be responsible for its proportionate share of the respective plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $120 million as of December 28, 2019. Actual withdrawal liabilities incurred by the Company, if it were to withdraw from one or more plans, could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plans' funded status.

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
The following table sets forth the computation of basic and diluted EPS:

	2019	2018	2017
Numerator:
Net income	$385	$407	$444
Denominator:
Weighted-average common shares outstanding	218	216	223
Dilutive effect of share-based awards	2	2	3
Weighted-average dilutive shares outstanding	220	218	226
Net income per share:
Basic	$1.77	$1.88	$2.00
Diluted	$1.75	$1.87	$1.97

20.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, by component, for the last three fiscal years:

	2019	2018	2017
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of year (1)	$(97)	$(103)	$(119)
Other comprehensive (loss) income before reclassifications	44	6	1
Reclassification adjustments:
Amortization of net loss (2) (3)	4	3	4
Settlements (2) (3)	12	—	18
Total before income tax	60	9	22
Income tax provision	15	3	6
Current year comprehensive income (loss), net of tax	45	6	16
Balance as of end of year (1)	$(52)	$(97)	$(103)

Interest rate swaps:
Balance as of beginning of year (1)	$13	$8	$—
Change in fair value of interest rate swaps	(14)	10	11
Amounts reclassified to interest expense	(6)	(3)	2
Total before income tax	(20)	7	13
Income tax (benefit) provision	(5)	2	5
Current year comprehensive income, net of tax	(15)	5	8
Balance as of end of year (1)	$(2)	$13	$8
Accumulated other comprehensive loss as of end of year(1)	$(54)	$(84)	$(95)

(1)	Amounts are presented net of tax.

(2)	Included in the computation of net periodic benefit costs. See Note 18, Retirement Plans, for additional information.

(3)	Included in other expense (income)—net in the Company's Consolidated Statements of Comprehensive Income.

21.	INCOME TAXES
The income tax provision (benefit) for the fiscal years 2019, 2018 and 2017 consisted of the following:

	2019	2018	2017
Current:
Federal	$102	$32	$74
State	17	12	9
Current income tax provision	119	44	83
Deferred:
Federal	(6)	31	(133)
State	13	14	10
Deferred income tax provision (benefit)	7	45	(123)
Total income tax provision (benefit)	$126	$89	$(40)

The Company’s effective income tax rates for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 were 25.0%, 18.0% and (10.0)%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future.
The reconciliation of the provision (benefit) for income taxes from continuing operations at the U.S. federal statutory income tax rate (21% in both 2019 and 2018, and 35% in 2017) to the Company’s income tax provision (benefit) for the fiscal years 2019, 2018 and 2017 is shown below:

	2019	2018	2017
Federal income taxes computed at statutory rate	$107	$104	$141
State income taxes, net of federal income tax benefit	24	20	16
Stock-based compensation	(4)	(6)	(26)
Non-deductible expenses	4	3	5
Change in the valuation allowance for deferred tax assets	6	1	(1)
Net operating loss expirations	—	3	1
Tax credits	(10)	(6)	(3)
Change in unrecognized tax benefits	(1)	(21)	(1)
Change in U.S. federal statutory tax rate	—	(8)	(173)
Other	—	(1)	1
Total income tax provision (benefit)	$126	$89	$(40)

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows:

	December 28, 2019	December 29, 2018
Deferred tax assets:
Operating lease liabilities	$38	$—
Workers’ compensation, general and fleet liabilities	36	40
Financing lease and other long term liabilities	90	—
Net operating loss carryforwards	64	73
Other deferred tax assets	63	48
Total gross deferred tax assets	291	161
Less valuation allowance	(36)	(30)
Total net deferred tax assets	255	131
Deferred tax liabilities:
Property and equipment	(221)	(121)
Operating lease assets	(37)	—
Inventories	(35)	(39)
Intangibles	(259)	(262)
Other deferred tax liabilities	(11)	—
Total deferred tax liabilities	(563)	(422)
Net deferred tax liability	$(308)	$(291)

The net deferred tax liabilities presented in the Company's Consolidated Balance Sheets were as follows:

	December 28, 2019	December 29, 2018
Noncurrent deferred tax assets	$—	$7
Noncurrent deferred tax liability	(308)	(298)
Net deferred tax liability	$(308)	$(291)

The Company had tax affected state net operating loss carryforwards of $64 million as of December 28, 2019, which will expire at various dates from 2020 to 2039. The Company’s net operating loss carryforwards expire as follows:

State
2020-2024	$32
2025-2029	20
2030-2034	8
2035-2039	4
$64

The Company also has state credit carryforwards of $20 million.
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

A summary of the activity in the valuation allowance for the fiscal years 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Balance as of beginning of year	$30	$29	24
Expense recognized	6	1	5
Balance as of end of year	$36	$30	$29

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
Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2019, 2018, and 2017 was as follows:

Balance as of December 31, 2016	$49
Gross increases due to positions taken in prior years	72
Gross decreases due to positions taken in prior years	(4)
Gross decreases due to positions taken in current year	(5)
Decreases due to changes in tax rates	(4)
Balance as of December 30, 2017	108
Gross increases due to positions taken in prior years	2
Gross decreases due to positions taken in prior years	(64)
Decreases due to lapses of statute of limitations	(1)
Decreases due to changes in tax rates	(5)
Balance as of December 29, 2018	40
Decreases due to lapses of statute of limitations	(1)
Balance as of December 28, 2019	$39

The Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months.
Included in the balance of unrecognized tax benefits as of the end of fiscal years 2019, 2018 and 2017 was $35 million, $36 million and $60 million, respectively, of tax benefits that, if recognized, would affect the effective income tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had accrued interest and penalties of approximately $5 million as of both December 28, 2019 and December 29, 2018.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2007 through 2018 U.S. federal income tax years, and various state income tax years from 2000 through 2018, remain subject to income tax examinations by the relevant taxing authorities. Prior to 2007, the Company was owned by Royal Ahold N.V. (“Ahold”). Ahold indemnified the Company for 2007 pre-closing consolidated U.S. federal and certain combined state income taxes, and the Company is responsible for all other taxes, interest and penalties.

22.	COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $916 million of purchase orders and purchase contract commitments as of December 28, 2019 to be purchased in fiscal year 2020 and $75 million of information technology commitments through May 2024 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $96 million through April 2021, as of December 28, 2019. Additionally, the Company had electricity forward purchase commitments totaling $5 million through December 2021, as of December 28, 2019. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.

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

These condensed parent company financial statements should be read in conjunction with the Company's consolidated financial statements. Under terms of the agreements governing its indebtedness, the net assets of USF are restricted from being transferred to US Foods in the form of loans, advances or dividends with the exception of income tax payments, share-based compensation settlements and minor administrative costs. USF had $1.3 billion of restricted payment capacity under these covenants, and approximately $2.4 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation, as of December 28, 2019. See Note 16, Share-Based Compensation, Common Stock Issuances and Common Stock, for a discussion of the Company’s equity-related transactions. In the condensed parent company financial statements below, the investment in the operating subsidiary, USF, is accounted for using the equity method.
Condensed Parent Company Balance Sheets
(In millions, except par value)

	December 28, 2019	December 29, 2018
ASSETS
Investment in subsidiary	$3,715	$3,235
Total assets	$3,715	$3,235
LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred tax liabilities	$1	$1
Other liabilities	5	5
Total liabilities	6	6
Commitments and Contingencies (Note 22)
Shareholders’ Equity
Common stock, $0.01 par value—600 shares authorized; 220 and 217 issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	2	2
Additional paid-in capital	2,845	2,780
Retained earnings	916	531
Accumulated other comprehensive loss	(54)	(84)
Total shareholders’ equity	3,709	3,229
Total liabilities and equity	$3,715	$3,235

Condensed Parent Company Statements of Comprehensive Income

	Fiscal Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Loss before income taxes	$—	$—	$—
Income tax benefit	—	(31)	(5)
Income before equity in net earnings of subsidiary	—	31	5
Equity in net earnings of subsidiary	385	376	439
Net income	385	407	444
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	45	6	16
Unrecognized gain on interest rate swaps	(15)	5	8
Comprehensive income	$415	$418	$468

Condensed Parent Company Statements of Cash Flows

	Fiscal Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$385	$407	$444
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	(385)	(376)	(439)
Deferred income tax benefit	—	(23)	(77)
Changes in operating assets and liabilities:
Decrease in other assets	—	—	1
(Decrease) increase in accrued expenses and other liabilities	—	(8)	71
Net cash used in operating activities	—	—	—

Cash flows from investing activities:
Cash distribution from subsidiary	—	—	280
Net cash provided by investing activities	—	—	280

Cash flows from financing activities:
Common stock repurchased	—	—	(280)
Net cash used in financing activities	—	—	(280)
Net increase in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash—beginning of year	—	—	—
Cash, cash equivalents and restricted cash—end of year	$—	$—	$—

24.	QUARTERLY FINANCIAL INFORMATION (Unaudited)
Financial information for each quarter in the fiscal years ended December 28, 2019 and December 29, 2018, is set forth below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal Year Ended December 28, 2019
Net sales	$6,031	$6,443	$6,531	$6,934	$25,939
Cost of goods sold	4,979	5,301	5,375	5,697	21,352
Gross profit	1,052	1,142	1,156	1,237	4,587
Operating expenses	921	948	968	1,051	3,888
Other (income) expense—net	(2)	(2)	1	7	4
Interest expense—net	42	42	43	57	184
Income before income taxes	91	154	144	122	511
Income tax provision	20	38	39	29	126
Income from continuing operations	71	116	105	93	385
Income (loss) from discontinued operations—net of tax	—	—	1	(1)	—
Net income	$71	$116	$106	$92	$385
Net income per share—basic:
Continuing operations	$0.33	$0.53	$0.48	$0.43	$1.77
Discontinued operations	—	—	0.01	(0.01)	—
Net income per share	$0.33	$0.53	$0.49	$0.42	$1.77
Net income per share—diluted:
Continuing operations	$0.32	$0.53	$0.47	$0.43	$1.75
Discontinued operations	—	—	0.01	(0.01)	—
Net income per share	$0.32	$0.53	$0.48	$0.42	$1.75

Fiscal Year Ended December 29, 2018
Net sales	$5,823	$6,158	6,153	$6,041	$24,175
Cost of goods sold	4,831	5,044	5,045	4,949	19,869
Gross profit	992	1,114	1,108	1,092	4,306
Operating expenses	889	908	929	922	3,648
Other income—net	(3)	(3)	(3)	(4)	(13)
Interest expense—net	43	48	42	42	175
Income before income taxes	63	161	140	132	496
Income tax (benefit) provision	(4)	35	26	32	89
Income from continuing operations	67	126	114	100	407
Income from discontinued operations—net of tax	—	—	—	—	—
Net income	$67	$126	$114	$100	$407
Net income per share—basic:
Continuing operations	$0.31	$0.58	$0.53	$0.46	$1.88
Discontinued operations	—	—	—	—	—
Net income per share	$0.31	$0.58	$0.53	$0.46	$1.88
Net income per share—diluted:
Continuing operations	$0.31	$0.58	$0.52	$0.46	$1.87
Discontinued operations	—	—	—	—	—
Net income per share	$0.31	$0.58	$0.52	$0.46	$1.87

(1)	The quarterly net income per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year.

25.	BUSINESS INFORMATION

The Company’s consolidated results represent the results of its one business segment based on how the Company’s chief operating decision maker, the Chief Executive Officer, views the business for purposes of evaluating performance and making operating decisions.
The Company markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the U.S. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution facilities and operations. The Company’s distribution facilities form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution facilities. Capital projects, whether for cost savings or generating incremental revenue, are evaluated based on estimated economic returns to the organization as a whole.
No single customer accounted for more than 3% of the Company’s consolidated net sales for fiscal years 2019, 2018 and 2017. However, customers who are members of one group purchasing organization accounted, in the aggregate, for approximately 13% of the Company's consolidated net sales in fiscal years 2019, 2018, and 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 28, 2019, the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of US Foods Holding Corp.'s management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 13, 2020
Management of US Foods Holding Corp. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
As permitted by applicable SEC guidance, the scope of our assessment of internal controls over financial reporting for fiscal year 2019 excluded internal controls over financial reporting for the Food Group, which was acquired on September 13, 2019. The Food Group represented $2,014 million of our total assets as of December 28, 2019 and $843 million of our total net sales for fiscal year 2019.
Based on this assessment, management determined that, as of December 28, 2019, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2019, of the Company and our report dated February 13, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

As described in the Report of Management on Internal Control over Financial Reporting dated February 13, 2020, management excluded from its assessment the internal control over financial reporting at five foodservice companies (the “Food Group”), which were acquired on September 13, 2019, and whose financial statements constitute $2,014 million of total assets and $843 million of total net sales of the consolidated financial statement amounts as of and for the year ended December 28, 2019. Accordingly, our audit did not include the internal control over financial reporting at the Food Group.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated February 13, 2020. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE AND TOUCHE LLP
Chicago, Illinois
February 13, 2020

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to members of the Board of Directors and with respect to the Audit Committee will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders (our “2020 Proxy Statement”) under the captions “Election of Directors” and “Corporate Governance-Meetings of the Board and its Committees-Audit Committee” and is incorporated herein by reference. The information required by this item with respect to our Code of Conduct will be included in our 2020 Proxy Statement under the caption “Corporate Governance-Corporate Governance Materials” and is incorporated herein by reference. See Item 1 of Part I, “Business-Information about our Executive Officers” for the information required by this item with respect to our executive officers.

Item 11.	Executive Compensation
The information required by this item will be included in our 2020 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation” and is incorporated herein by reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management will be included in our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Officers” and is incorporated herein by reference.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is presented below.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 28, 2019:

Plan Category	Number of shares underlying outstanding options, restricted stock units and rights(a)	Weighted-average exercise price of shares underlying outstanding options and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(c)
Equity compensation plans approved by stockholders	4,881,477(1)	$ 26.62(2)	17,059,302(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,881,477(1)	$ 26.62(2)	17,059,302(3)
(1) This number consists of 827,229 shares subject to outstanding awards granted under the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, 3,979,389 shares subject to outstanding awards under the 2016 US Foods Holding Corp. Omnibus Incentive Plan, and 74,859 shares subject to outstanding awards under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (the “2019 Plan”).

(2)
This weighted-average exercise price is calculated based on the exercise prices of outstanding Options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

(3)	This number consists of 14,395,680 shares available for issuance under the 2019 Plan and 2,663,622 shares reserved for issuance under the employee stock purchase plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2020 Proxy Statement under the captions “Election of Directors” and “Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included in our 2020 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

3.1
Restated Certificate of Incorporation of US Foods Holding Corp., effective as of May 1, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 2, 2019).

3.2
Amended and Restated Bylaws of US Foods Holding Corp., effective as of May 1, 2019 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 2, 2019).

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

4.3	Form of 5.875% Senior Note due 2024 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on June 28, 2016 (included in Exhibit 4.1 thereto)).

4.4	Description of Securities of US Foods Holding Corp.

10.1.1
ABL Credit Agreement, dated as of May 31, 2019, by and among US Foods, Inc., the other Borrowers party thereto, the Lenders and Issuing Lenders party thereto and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 4, 2019).

10.1.2
Amendment No. 1 to the ABL Credit Agreement, dated as of August 7, 2019, by and among US Foods, Inc. and its subsidiaries party thereto and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2019).

10.2.1
Credit Agreement, dated as of May 11, 2011, by and among US Foods, Inc. (f/k/a/ U.S. Foodservice, Inc.), the Lenders party thereto and Citicorp North America, Inc. (incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of US Foods, Inc. filed with the SEC on December 28, 2012).

10.2.2
First Amendment to the Credit Agreement, dated as of June 7, 2013, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the Lenders and other financial institutions party thereto (incorporated herein by reference to Exhibit 10.28.2 to Amendment No. 1 to the Registration Statement on Form S-1 of US Foods, Inc. filed with the SEC on July 12, 2013).

Exhibit No.	Description
10.2.3
Second Amendment to the Credit Agreement, dated as of June 27, 2016, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the Lenders and other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.2.4
Third Amendment to the Credit Agreement, dated as of February 17, 2017, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the Lenders and other financial institutions party thereto (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 17, 2017).

10.2.5
Fourth Amendment to the Credit Agreement, dated as of November 30, 2017, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the Lenders and other financial institutions party thereto (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 6, 2017).

10.2.6
Fifth Amendment to the Credit Agreement, dated as of June 22, 2018, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the Lenders and other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 25, 2018).

10.2.7
Sixth Amendment to the Credit Agreement, dated as of September 13, 2019, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2019).

10.2.8
Seventh Amendment to the Credit Agreement, dated as of November 26, 2019, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc., Citibank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 27, 2019).

10.3*	US Foods Holding Corp. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.4*
2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of US Foods, Inc. filed with the SEC on May 31, 2013).

10.5*
Form of Stock Option Agreement under the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of US Foods, Inc. filed with the SEC on May 31, 2013).

10.6*
Form of Omnibus Amendment to Outstanding Stock Option Agreements under the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates (incorporated herein by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016).

10.7*
Form of Restricted Stock Unit Agreement under the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of US Foods, Inc. filed with the SEC on May 31, 2013).

10.8*
Form of Restricted Stock Award Agreement under the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of US Foods, Inc. filed with the SEC on May 31, 2013).

10.9*	2016 US Foods Holding Corp. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on June 1, 2016).

10.10*
Form of Performance-Based Restricted Stock Grant Notice and Agreement under the 2016 US Foods Holding Corp. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017).

10.11*
Form of Time-Based Restricted Stock Grant Notice and Agreement under the 2016 US Foods Holding Corp. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.12*	US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed with the SEC on March 20, 2019).

Exhibit No.	Description
10.13*
Form of Performance-Based Restricted Stock Unit Grant Notice and Agreement under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.14*
Form of Time-Based Restricted Stock Unit Grant Notice and Agreement under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.15*
Form of Time-Based Option Grant Notice and Agreement under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.16*	US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to Appendix B of the Definitive Proxy Statement filed with the SEC on March 16, 2018).

10.17*
Form of Director Indemnification Agreement by and between US Foods Holding Corp. and each of Pietro Satriano and John A. Lederer (incorporated herein by reference to Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on May 20, 2016).

10.18*
Offer Letter, dated as of July 13, 2015, by and between US Foods, Inc. and Pietro Satriano (incorporated herein by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q of US Foods, Inc. filed with the SEC on August 11, 2015).

10.19*
Offer Letter, dated as of January 27, 2017, by and between US Foods, Inc. and Dirk J. Locascio (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the SEC on February 28, 2017).

10.20*
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

US FOODS HOLDING CORP. (Registrant)

By:	/s/ PIETRO SATRIANO
Name:	Pietro Satriano
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	February 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PIETRO SATRIANO	Chairman and Chief Executive Officer	February 13, 2020
Pietro Satriano	(Principal Executive Officer)

/s/ DIRK J. LOCASCIO	Chief Financial Officer	February 13, 2020
Dirk J. Locascio	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHERYL A. BACHELDER	Director	February 13, 2020
Cheryl A. Bachelder

/s/ COURT D. CARRUTHERS	Director	February 13, 2020
Court D. Carruthers

/s/ ROBERT M. DUTKOWSKY	Director	February 13, 2020
Robert M. Dutkowsky

/s/SUNIL GUPTA	Director	February 13, 2020
Sunil Gupta

/s/ JOHN A. LEDERER	Director	February 13, 2020
John A. Lederer

/s/ CARL ANDREW PFORZHEIMER	Director	February 13, 2020
Carl Andrew Pforzheimer

/s/ DAVID M. TEHLE	Director	February 13, 2020
David M. Tehle

/s/ ANN E. ZIEGLER	Director	February 13, 2020
Ann E. Ziegler