Form 10-Q
period 2020-03-28
US Foods Holding Corp.
filed 2020-05-05
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
220,282,274 shares of the registrant's common stock were outstanding as of April 30, 2020.

Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

• any declines in the consumption of food prepared away from home, including as a result of changes in the extent and duration of the negative impact of the COVID-19 pandemic on us;
• cost inflation/deflation and commodity volatility;
• competition;
• reliance on third-party suppliers and interruption of product supply or increases in product costs;
• changes in our relationships with customers and group purchasing organizations;
• ability to increase or maintain sales to independent restaurants;
• realization of expected benefits from and effective integration of acquired businesses;
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
•    environmental, health and safety and other government regulation, including actions taken by national, state and local governments to contain the COVID-19 pandemic, such as travel restrictions or bans, social distancing requirements, and required closures of non-essential businesses;

• product liability claims;
• adverse judgments or settlements resulting from litigation;
• disruption of existing technologies and implementation of new technologies;
• cybersecurity incidents and other technology disruptions;
• management of retirement benefits and pension obligations;
• extreme weather conditions, natural disasters and other catastrophic events, including pandemics and the rapid spread of contagious illnesses;
• risks associated with intellectual property, including potential infringement;
• indebtedness and restrictions under agreements governing indebtedness; and
• interest rate increases.
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “2019 Annual Report”) and Part II, Item 1A- “Risk Factors” of this Quarterly Report.
In light of these risk, uncertainties and other important factors, the forward-looking statements in this Quarterly Report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us, or others acting on your behalf, are expressly qualified in their entirety by the cautionary statements above. All of these statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by law.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 28, 2020	December 28, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,077	$90
Accounts receivable, less allowances of $198 and $30	1,124	1,455
Vendor receivables, less allowances of $5 and $4	136	143
Inventories—net	1,426	1,432
Prepaid expenses	121	109
Assets held for sale	15	1
Other current assets	24	32
Total current assets	3,923	3,262
Property and equipment—net	2,105	2,075
Goodwill	4,728	4,728
Other intangibles—net	948	967
Deferred tax assets	7	—
Other assets	273	256
Total assets	$11,984	$11,288
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$159	$222
Accounts payable	1,299	1,460
Accrued expenses and other current liabilities	423	538
Current portion of long-term debt	146	142
Total current liabilities	2,027	2,362
Long-term debt	5,769	4,594
Deferred tax liabilities	296	308
Other long-term liabilities	310	315
Total liabilities	8,402	7,579
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 220 issued and outstanding as of March 28, 2020 and December 28, 2019	2	2
Additional paid-in capital	2,857	2,845
Retained earnings	783	916
Accumulated other comprehensive loss	(60)	(54)
Total shareholders’ equity	3,582	3,709
Total liabilities and shareholders' equity	$11,984	$11,288

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Net sales	$6,339	$6,031
Cost of goods sold	5,273	4,979
Gross profit	1,066	1,052
Operating expenses:
Distribution, selling and administrative costs	1,192	921
Total operating expenses	1,192	921
Operating (loss) income	(126)	131
Other income—net	(6)	(2)
Interest expense—net	52	42
(Loss) income before income taxes	(172)	91
Income tax (benefit) provision	(40)	20
Net (loss) income	(132)	71
Other comprehensive (loss) income—net of tax:
Changes in retirement benefit obligations	—	1
Unrecognized loss on interest rate swaps	(6)	(6)
Comprehensive (loss) income	$(138)	$66
Net (loss) income per share:
Basic	$(0.60)	$0.33
Dilutive	$(0.60)	$0.32
Weighted-average common shares outstanding
Basic	219	217
Diluted	219	219

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE—December 28, 2019	220	$2	$2,845	$916	$(54)	$3,709
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	6	—	—	6
Exercise of stock options	—	—	1	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Adoption of ASU 2016-13 (Note 7)	—	—	—	(1)	—	(1)
Net loss	—	—	—	(132)	—	(132)
BALANCE—March 28, 2020	220	$2	$2,857	$783	$(60)	$3,582

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE—December 29, 2018	217	$2	$2,780	$531	$(84)	$3,229
Share-based compensation expense	—	—	6	—	—	6
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	1	—	6	—	—	6
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Net income	—	—	—	71	—	71
BALANCE—March 30, 2019	218	$2	$2,795	$602	$(89)	$3,310
See Notes to Consolidated Financial Statements (Unaudited).

.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)
	13 Weeks Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net (loss) income	$(132)	$71
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	101	81
Loss on disposal of property and equipment—net	1	—
Amortization of deferred financing costs	2	1
Deferred tax benefit	(17)	(3)
Share-based compensation expense	7	6
Provision for doubtful accounts	180	6
Changes in operating assets and liabilities:
Decrease (increase) in receivables	157	(131)
Decrease in inventories—net	6	7
Increase in prepaid expenses and other assets	(26)	(8)
(Decrease) increase in accounts payable and cash overdraft liability	(215)	183
Decrease in accrued expenses and other liabilities	(126)	(59)
Net cash (used in) provided by operating activities	(62)	154
Cash flows from investing activities:
Proceeds from sales of divested assets	5	—
Purchases of property and equipment	(79)	(61)
Net cash used in investing activities	(74)	(61)
Cash flows from financing activities:
Proceeds from debt borrowings	1,945	1,004
Principal payments on debt and financing leases	(827)	(1,119)
Proceeds from employee stock purchase plan	6	5
Proceeds from exercise of stock options	1	6
Tax withholding payments for net share-settled equity awards	(2)	(2)
Net cash provided by (used in) financing activities	1,123	(106)
Net increase (decrease) in cash, cash equivalents and restricted cash	987	(13)
Cash, cash equivalents and restricted cash—beginning of period	98	105
Cash, cash equivalents and restricted cash—end of period	$1,085	$92
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$41	$36
Income taxes paid—net	2	1
Property and equipment purchases included in accounts payable	38	17
Leased assets obtained in exchange for financing lease liabilities	59	38
Leased assets obtained in exchange for operating lease liabilities	2	2
Cashless exercise of stock options	—	1
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
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal year 2020 is a 53-week fiscal year. Fiscal year 2019 was a 52-week fiscal year.
The consolidated financial statements included in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in this Quarterly Report are adequate to make the information presented not misleading. These interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the 2019 Annual Report.
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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the provisions of this standard on a prospective basis at the beginning of fiscal year 2020. The Company's adoption of the provisions of the new standard did not materially affect its financial position or results of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the provisions of this standard on a modified retrospective basis at the beginning of fiscal year 2020, which resulted in the recording of a cumulative-effect adjustment to retained earnings of $1 million. The adoption of the provision of the new standard did not materially affect the Company's financial position or results of operations. See Note 7, Allowance For Doubtful Accounts, for further discussion over the Company's allowance for doubtful accounts.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, This guidance is currently effective prospectively for all entities through December 31, 2022 when the reference rate replacement activity is expected to have completed. The Company is currently evaluating the impacts of the provisions of the new standard on our financial position, results of operations, and cash flows.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of March 28, 2020 and December 28, 2019. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.1 billion and $1.5 billion as of March 28, 2020 and December 28, 2019, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are they associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $33 million and $35 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of March 28, 2020 and December 28, 2019, respectively, and $39 million included in other assets in the Company’s Consolidated Balance Sheets as of both March 28, 2020 and December 28, 2019.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Meats and seafood	$2,226	$2,157
Dry grocery products	1,092	1,060
Refrigerated and frozen grocery products	1,047	988
Dairy	648	605
Equipment, disposables and supplies	629	576
Beverage products	344	329
Produce	353	316
Net sales	$6,339	$6,031

4.	BUSINESS ACQUISITIONS
Food Group Acquisition—On September 13, 2019, USF completed the $1.8 billion acquisition of five foodservice companies (the “Food Group”) from Services Group of America, Inc.: Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and GAMPAC Express, Inc.
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
Food Group acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $15 million and $11 million for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.
The following table presents the Company’s unaudited pro forma consolidated net sales, net income and earnings per share (“EPS”) for the 13 weeks ended March 30, 2019. The unaudited pro forma financial information includes the historical results of operations of the Company and the Food Group, giving effect to the acquisition and related financing as if they had occurred as of December 31, 2017, which was the first day of the Company’s fiscal year 2018.

13 Weeks Ended
March 30, 2019
Pro forma net sales	$6,702
Pro forma net income	$63
Pro forma net income per share:
Basic	$0.29
Diluted	$0.28

The unaudited pro forma financial information presented above excludes the results of operations related to the Divested Assets, as the results of operations related to the Divested Assets were reflected as discontinued operations. Unaudited pro forma net sales, net income and net income per share related to the Divested Assets for the 13 weeks ended March 30, 2019 were as follows:

13 Weeks Ended
March 30, 2019
Pro forma net sales	$123
Pro forma net income	$1
Pro forma net income per share:
Basic	$—
Diluted	$—

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
Smart Foodservice Acquisition—On April 24, 2020, USF completed the acquisition of Smart Foodservice, as further defined and discussed in Note 20, Subsequent Events.

5.	RESTRICTED CASH
Restricted cash primarily consists of cash on deposit with financial institutions as collateral for certain letters of credit. Cash, cash equivalents and restricted cash as presented in the Company's Consolidated Statements of Cash Flows as of March 28, 2020 and December 28, 2019 consisted of the following:

	March 28, 2020	December 28, 2019
Cash and cash equivalents	$1,077	$90
Restricted cash—included in other assets	8	8
Total cash, cash equivalents and restricted cash	$1,085	$98

6.	INVENTORIES
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
The Company records inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This "links" current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $139 million and $152 million as of March 28, 2020 and December 28, 2019, respectively. As a result of changes in LIFO reserves, cost of goods sold decreased $13 million and $2 million for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.

7.	ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due primarily over specified periods.
Recent Events
In March 2020, the World Health Organization characterized a novel strain of coronavirus (“COVID-19”) as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. As of December 28, 2019, the outbreak of COVID-19 had not had a significant impact on our business. However, more recently, our business has been significantly impacted. In recent weeks, many countries, including the United States, have taken steps to restrict travel, temporarily close businesses, schools and other public gathering spaces and almost all states in the United States have issued orders and directives requiring everyone to stay in their homes. It remains unclear how long such measures will remain in place and when the COVID-19 pandemic will abate. Since mid-March 2020, the operations of our restaurant, hospitality and education customers (and our operations that are dependent upon these customers) have been significantly disrupted by the spread of COVID-19 and the corresponding sudden and significant decline in consumer demand for food prepared away from home. Due to the impact that the COVID-19 pandemic is having our customers, particularly our restaurant and hospitality customers, we increased our allowance for doubtful accounts to reflect the increased collection risk associated with our customer base.

A summary of the activity in the allowance for doubtful accounts for the 13 weeks ended March 28, 2020 was as follows:

Balance as of December 28, 2019	$30
Charged to costs and expenses	180
Adoption of ASU 2016-13	1
Customer accounts written off—net of recoveries	(13)
Balance as of March 28, 2020	$198

This table excludes the vendor receivable related allowance for doubtful accounts of $5 million and $4 million as of March 28, 2020 and December 28, 2019, respectively.

8.	ACCOUNTS RECEIVABLE FINANCING PROGRAM
Pursuant to an accounts receivable financing facility (the “ABS Facility”), USF sells, on a revolving basis, eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in those eligible receivables to the administrative agent, for the benefit of the lenders under the ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the eligible receivables is a transaction internal to the Company and the eligible receivables have not been derecognized from the Company’s Consolidated Balance Sheets. Included in the Company’s accounts receivable balance as of March 28, 2020 and December 28, 2019 was approximately $0.9 billion and $1.0 billion, respectively, of eligible receivables held by the Receivables Company as collateral in support of amounts borrowed under the ABS Facility. See Note 13, Debt, for a further description of the ABS Facility. On May 1, 2020, we repaid all outstanding borrowings under the ABS Facility in full and terminated the ABS Facility, as further discussed in Note 20, Subsequent Events.

9.	ASSETS HELD FOR SALE
The Company classifies its vacant land and closed facilities as assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as assets held for sale for more than one year while the Company continues to actively market the facilities.
The change in assets held for sale for the 13 weeks ended March 28, 2020 was as follows:

Balance as of December 28, 2019	$1
Transfers in	14
Balance as of March 28, 2020	$15

Land held for future use was transferred to assets held for sale during the 13 weeks ended March 28, 2020.

10.	PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of March 28, 2020 and December 28, 2019, property and equipment-net included accumulated depreciation of $2,368 million and $2,298 million, respectively. Depreciation expense was $82 million and $71 million for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.

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
Customer relationships and noncompete agreements are intangible assets with definite lives and are carried at the acquired fair value, less accumulated amortization. Customer relationships and noncompete agreements are amortized over the estimated useful lives (which are 2 to 15 years). Amortization expense was $19 million and $10 million for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.
Goodwill and other intangibles—net consisted of the following:

	March 28, 2020	December 28, 2019
Goodwill	$4,728	$4,728
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$767	$789
Accumulated amortization	(112)	(115)
Net carrying value	655	674
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(2)
Net carrying value	1	1
Brand names and trademarks—not amortizing	292	292
Total other intangibles—net	$948	$967

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
The Company’s assets and liabilities measured at fair value on a recurring basis as of March 28, 2020 and December 28, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	March 28, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,029	$—	$—	$1,029
Liabilities
Interest rate swaps	$—	$10	$—	$10
	December 28, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$1	$—	$1

There were no significant assets or liabilities in the Company's Consolidated Balance Sheets measured at fair value on a nonrecurring basis for the periods presented above.
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
USF has entered into four-year interest rate swap agreements expiring July 31, 2021, which collectively have a notional value of $733 million, reducing to $550 million on July 31, 2020. The Company pays an aggregate effective rate of 3.45% on the notional amount of the Initial Term Loan Facility covered by the interest rate swap agreements, comprised of a rate of 1.70% plus a spread of 1.75% (see Note 13, Debt).

The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties and the Company. The following table presents the balance sheet location and fair value of the interest rate swaps as of March 28, 2020 and December 28, 2019:

		Fair Value
	Balance Sheet Location	March 28, 2020	December 28, 2019
Derivatives designated as hedging instruments
Interest rate swaps	Accrued expenses and other current liabilities	$7	$—
Interest rate swaps	Other long-term liabilities	3	1
	Total liabilities	$10	$1

Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the 13 weeks ended March 28, 2020 and March 30, 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended March 28, 2020
Interest rate swaps	$(6)	Interest expense—net	$—
For the 13 weeks ended March 30, 2019
Interest rate swaps	$(4)	Interest expense—net	$(2)

During the next twelve months, the Company estimates that $7 million will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, cash overdraft liability, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $5.4 billion, compared to its carrying value of $5.9 billion as of March 28, 2020. The fair value of the Company’s total debt approximated its carrying value of $4.7 billion as of December 28, 2019. The fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “Unsecured Senior Notes”), was $549 million and $619 million as of March 28, 2020 and December 28, 2019, respectively, based upon the closing market prices of the Unsecured Senior Notes on both dates, and is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

13.	DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of March 28, 2020	March 28, 2020	December 28, 2019
ABL Facility	May 31, 2024	2.02%	$700	$—
ABS Facility	September 21, 2022	1.94%	640	190
Initial Term Loan Facility (net of $3 and $4 of unamortized deferred financing costs, respectively)	June 27, 2023	3.35%	2,120	2,125
Incremental Term Loan Facility (net of $34 and $35 of unamortized deferred financing costs, respectively)	September 13, 2026	3.60%	1,462	1,465
Unsecured Senior Notes (net of $4 of unamortized deferred financing costs)	June 15, 2024	5.875%	596	596
Obligations under financing leases	2020–2026	1.63% - 6.17%	389	352
Other debt	2021–2031	5.75% - 9.00%	8	8
Total debt			5,915	4,736
Current portion of long-term debt(1)			(146)	(142)
Long-term debt			$5,769	$4,594

(1)
The current portion of long-term debt as of March 28, 2020 and December 28, 2019 for the Initial Term Loan Facility and the Incremental Term Loan Facility includes five principal payments due to the Company's 53-week fiscal year 2020.

As of March 28, 2020, after considering interest rate swaps that fixed the interest rate on $733 million of principal of the Initial Term Loan Facility described below, approximately 71% of the Company’s total debt bears interest at a floating rate.
ABL Facility—USF's asset based senior secured revolving credit facility (the “ABL Facility”) provides USF with loan commitments having a maximum aggregate principal amount of $1.6 billion. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various percentages of the value of eligible accounts receivable, eligible inventory, eligible transportation equipment and certain unrestricted cash and cash equivalents, which, along with other assets, also serve as collateral for borrowings under the ABL Facility. The ABL Facility is scheduled to mature on May 31, 2024, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of indebtedness under either USF’s senior secured term loan facility or Unsecured Senior Notes remains outstanding on a date that is sixty (60) days prior to the maturity date for such senior secured term loan facility or Unsecured Senior Notes, respectively.
Borrowings under the ABL Facility bear interest, at USF's periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of LIBOR plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of March 28, 2020 was 0.00% for ABR loans and 1.00% for LIBOR loans. The ABL Facility also carries a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility.
USF had $700 million of outstanding borrowings, and had issued letters of credit totaling $285 million, under the ABL Facility as of March 28, 2020, Outstanding letters of credit included: (1) $249 million issued in favor of certain commercial insurers to secure USF’s obligations with respect to its self-insurance program, (2) $35 million issued to secure USF’s obligations with respect to certain real estate leases, and (3) $1 million issued for other obligations. There was available capacity of $478 million under the ABL Facility as of March 28, 2020.
On May 4, 2020, USF amended the ABL Facility, as further discussed in Note 20, Subsequent Events.
ABS Facility—The maximum borrowing capacity under the ABS Facility is $800 million. USF had $640 million of outstanding borrowings under the ABS Facility as of March 28, 2020. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. The ABS Facility is scheduled to mature on September 21, 2022. The ABS Facility is subject to customary early termination events, including the inability to satisfy certain criteria related to, among other things, days sales outstanding, dilution, delinquency and uncollectible receivables. In the event the ABS Facility is terminated prior to the scheduled maturity, cash receipts in respect of the subject receivables will, upon receipt thereof, be required to be applied to repay the principal portion of outstanding borrowings and other amounts due thereunder. There was available capacity under the ABS Facility of $23 million as of March 28, 2020. Borrowings under the ABS Facility bear interest at LIBOR plus a margin of 0.95%, and the ABS Facility carries an unused commitment fee of 0.35% or 0.45% based on

USF's utilization of the ABS Facility. On May 1, 2020, we repaid all outstanding borrowings under the ABS Facility in full and terminated the ABS Facility, as further discussed in Note 20, Subsequent Events.
Term Loan Facilities
Under its term loan credit agreement, USF has entered into an initial senior secured term “B” loan facility in an aggregate principal amount of $2.2 billion (the “Initial Term Loan Facility”) and an incremental senior secured term “B” loan facility in an aggregate principal amount of $1.5 billion (the “Incremental Term Loan Facility”). Borrowings under the Incremental Term Loan Facility were used to pay a portion of the purchase price for the acquisition of the Food Group and related fees and expenses (see Note 4).
The Initial Term Loan Facility had a carrying value of $2.1 billion, net of $3 million of unamortized deferred financing costs as of March 28, 2020. The table above reflects the interest rate on the unhedged portion of the Initial Term Loan Facility as of March 28, 2020. The effective interest rate of the portion of the Initial Term Loan Facility subject to interest rate hedging agreements was 3.45% as of March 28, 2020.
The Incremental Term Loan Facility, entered into to finance a portion of the Food Group acquisition, as discussed in Note 4, Business Acquisitions, had a carrying value of $1,462 million, net of $34 million of unamortized deferred financing costs as of March 28, 2020. Borrowings under the Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an alternative base rate, determined in accordance with the term loan credit agreement, plus a margin of 1.00%. The Incremental Term Loan Facility is scheduled to mature on September 13, 2026.
USF’s obligations under the Initial Term Loan Facility and the Incremental Term Loan Facility are guaranteed by certain of USF’s subsidiaries, and those obligations and guarantees are secured by all of the capital stock of USF and its subsidiaries and substantially all of the non-real estate assets of USF and certain of its subsidiaries not pledged as collateral under the ABS Facility.
In April 2020, USF entered into a new senior secured term loan facility as well as certain other debt financing transactions, as further discussed in Note 20, Subsequent Events.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had $1.3 billion of restricted payment capacity under these covenants, and approximately $2.3 billion of its net assets were restricted considering the net deferred tax assets and intercompany balances that eliminate in consolidation as of March 28, 2020.

14.	RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and a 401(k) plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
The components of net periodic pension benefit costs (credits) for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Components of net periodic pension benefit costs (credits)
Service cost	$1	$1
Interest cost	7	9
Expected return on plan assets	(13)	(12)
Amortization of net loss	—	1
Net periodic pension benefit credits	$(5)	$(1)

Other postretirement benefit costs were de minimis for both the 13 weeks ended March 28, 2020 and March 30, 2019.
The service cost component of net periodic benefit credits is included in distribution, selling and administrative costs, while the other components of net periodic benefit credits are included in other income—net, respectively, in the Company's Consolidated Statements of Comprehensive Income.
The Company does not expect to make significant contributions to its defined benefit pension plan in fiscal year 2020.
Certain employees are eligible to participate in the Company's 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $14 million and $13 million for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.

The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $12 million and $9 million for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.

15.	EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. Stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals are considered potentially dilutive securities. For the 13 week periods ending March 28, 2020 and March 30,2019, share-based awards representing 10 million and 3 million underlying common shares, respectively, were not included in the computation because the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Numerator:
Net (loss) income	$(132)	$71
Denominator:
Weighted-average common shares outstanding	219	217
Dilutive effect of share-based awards	—	2
Weighted-average dilutive shares outstanding	219	219
Net (loss) income per share:
Basic	$(0.60)	$0.33
Diluted	$(0.60)	$0.32

16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(52)	$(97)
Reclassification adjustments:
Amortization of net loss(2) (3)	—	1
Total before income tax	—	1
Income tax provision	—	—
Current period comprehensive income, net of tax	—	1
Balance as of end of period(1)	$(52)	$(96)

Interest rate swaps:
Balance as of beginning of period (1)	$(2)	$13
Change in fair value of interest rate swaps	(8)	(5)
Amounts reclassified to interest expense—net	—	(2)
Total before income tax	(8)	(7)
Income tax benefit	(2)	(1)
Current period comprehensive (loss) income, net of tax	(6)	(6)
Balance as of end of period(1)	$(8)	$7
Accumulated other comprehensive loss as of end of period(1)	$(60)	$(89)

(1)	Amounts are presented net of tax.

(2)	Included in the computation of net periodic benefit costs. See Note 14, Retirement Plans, for additional information.

(3)	Included in other income—net in the Company's Consolidated Statements of Comprehensive Income.

17.	INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 13 weeks ended March 28, 2020 and March 30, 2019 for purposes of determining its year-to-date tax provision.
For the 13 weeks ended March 28, 2020, the Company's effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included tax expense of $3 million primarily related to an increase in the state valuation allowance. For the 13 weeks ended March 30, 2019, the Company's effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to the reduction of an unrecognized tax benefit following a lapse of the statute of limitations and a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation.

18.	COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $279 million of purchase orders and purchase contract commitments to be purchased in the remainder of fiscal year 2020 as of March 28, 2020 and $60 million of information technology commitments through December 2024 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $106 million through September 2021, as of March 28, 2020. Additionally, the Company had electricity forward purchase commitments totaling $5 million through September 2023, as of March 28, 2020. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
Smart Foodservice Acquisition—On April 24, 2020, USF completed the acquisition of Smart Stores Holding Corp., a Delaware corporation (“Smart Foodservice”), from funds managed by affiliates of Apollo Global Management, Inc. for $970 million in cash, on a cash-free, debt-free basis, subject to customary post-closing adjustments. Smart Foodservice operates 70 small-format cash and carry stores across California, Washington, Oregon, Idaho, Nevada, Utah and Montana that serve small and mid-sized restaurants and other food business customers. The acquisition of Smart Foodservice expands the Company’s cash and carry business in the West and Northwest parts of the U.S.
USF financed the acquisition with borrowings under a $700 million senior secured term loan facility, as further discussed below, and with cash on hand. The assets, liabilities and results of operations of Smart Foodservice will be included in the Company’s consolidated financial statements beginning on the date the acquisition was completed.
The Company is in the process of gathering the relevant information needed to complete the preliminary estimates of the fair value of assets acquired and liabilities assumed. As a result, the preliminary purchase price allocation for the acquisition has not been completed. The preliminary purchase price allocation and the related unaudited pro forma information will be included in the Company's Quarterly Report for the fiscal second quarter of 2020.
Senior Secured Term Loan Facility—On April 24, 2020, USF entered into a new $700 million senior secured term loan facility (the “2020 Term Loan Facility”) and used the proceeds to fund, in part, the Smart Foodservice acquisition. On April 28, 2020, USF repaid $400 million of the term loan principal with proceeds from the senior secured notes offering further discussed below. The 2020 Term Loan Facility will mature on April 24, 2025. Borrowings under the 2020 Term Loan Facility will bear interest at a rate per annum equal to, at USF’s option, either LIBOR plus a margin of 3.25% (subject to a LIBOR “floor” of 1.00%), or an alternative base rate plus a margin of 2.25%. The interest rate margins on the 2020 Term Loan Facility will increase by 0.50% on April 28, 2021, April 28, 2022, April 28, 2023 and April 28, 2024, respectively.
Senior Secured Notes Offering—On April 28, 2020, USF completed a private offering of $1.0 billion aggregate principal amount of its 6.25% senior secured notes due 2025 (the “Secured Notes”). The initial offering price to investors was 100% of the principal amount thereof. USF used the net proceeds of the Secured Notes to repay $400 million of the 2020 Term Loan Facility borrowed to fund the Smart Foodservice acquisition and the balance of the net proceeds will be used for general corporate purposes.
Convertible Preferred Equity Financing—On April 21, 2020, the Company entered into an Investment Agreement with KKR Fresh Aggregator L.P., a Delaware limited partnership (“KKR”), relating to the issuance and sale to KKR of 500,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $500 million, or $1,000 per share. The Series A Preferred Stock will have a liquidation preference of $1,000 per share. Holders of the Series A Preferred Stock will be entitled to a cumulative dividend at the rate of 7.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designations designating the Series A Preferred Stock. If the Company does not declare and pay a dividend on the Series A Preferred Stock, the dividend rate will increase by 3.0% to 10.0% per annum until all accrued but unpaid dividends have been paid in full. Dividends will be payable in kind through the issuance and sale of additional shares of Series A Preferred Stock for the first four dividend payments following the Series A Preferred Stock Issuance, and thereafter, in cash or in kind, or a combination of both, at the option of the Company. The closing of the issuance and sale of the Series A Preferred Stock is conditioned upon certain customary closing conditions and is expected to occur in May 2020.
ABS Facility—On May 1, 2020, USF repaid in full all $542 million principal amount of borrowings then outstanding under the ABS Facility using cash on hand and subsequently terminated the ABS Facility.
ABL Facility— On May 4, 2020, USF entered into an amendment to the credit agreement governing the ABL Facility. Pursuant to this amendment, the total aggregate amount of commitments under the ABL Facility was increased from $1,600 million to $1,990 million. Following the termination of the ABS Facility, USF transitioned the accounts receivable that secured the ABS Facility to the collateral pool that secures the ABL Facility. We expect this transition to increase the size of our borrowing base under the ABL Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in our 2019 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with, GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance because they exclude amounts that our management does not consider part of our core operations when assessing our performance and underlying trends. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below.
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
COVID-19 Update
In March 2020, the World Health Organization characterized a novel strain of coronavirus, COVID-19, as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. As of December 28, 2019, the outbreak of COVID-19 had not had a significant impact on our business. However, more recently, our business has been significantly impacted. In March 2020, many countries, including the United States, took steps to restrict travel, temporarily close businesses, schools and other public gathering spaces and, by late March, almost all states in the United States had issued orders and directives requiring residents to stay in their homes. These government mandates have forced many of our customers to seek government support in order to continue operating, to drastically curtail their dining options or to cease operations entirely. It remains unclear how long such measures will remain in place and when the COVID-19 pandemic will abate.
Impact of COVID-19 on Our Business
The outbreak and worsening of the COVID-19 pandemic has and will continue to adversely impact our sales and liquidity position due to the slowdown in total case volume (and, in particular, restaurant, hospitality and education case volume). Our business has been designated an essential business, which allows us to continue to serve our customers during the COVID-19 pandemic. However, many of our customers have been required by governmental authorities to temporarily close locations or only offer limited dining options such as carryout and delivery in an effort to reduce the spread of COVID-19, while others have temporarily closed locations voluntarily due to decreased consumer demand.
Since mid-March 2020, the operations of our restaurant, hospitality and education customers (and our operations that are dependent upon these customers) have been significantly disrupted by the spread of COVID-19 and the corresponding sudden and significant decline in consumer demand for food prepared away from home. The negative impact of the COVID-19 pandemic on our restaurant, hospitality and education customers during the last two to three weeks of March led to a decline in our net sales, net income and Adjusted EBITDA for such 13 week period. We experienced decreases in net sales and total case volumes during the last two weeks of the 13 weeks ended March 28, 2020. Total case volumes during the last week of the 13 week period ended March 28, 2020 were down approximately 50% compared to the last week of the 13 week period ended March 30, 2019, and we are seeing these trends continue into April 2020. In the first five weeks of the 13 week period ending June 28, 2020, we have experienced approximately 50% decreases in both net sales and total case volumes when compared to the first five weeks of the comparable prior year period.
Recent Activity and Sector Perspectives
We are optimistic about the long-term prospects for our business. US Foods operates in a large and essential industry with a highly diversified set of end consumers. While our core customer groups (such as restaurants, hospitality and education) have been significantly affected by the effects of the COVID-19 pandemic, other customer groups (such as healthcare, government and retail) have been less affected. Although the timetable for returning to normalcy is unknown, we believe that our current level of case volumes will increase over time as the effects of the COVID-19 pandemic slowly dissipate and consumer demand for food prepared away from home increases.
As one of the larger companies in our industry, we believe we are well positioned to succeed as the fragmented nature of our industry and the current environment create opportunities for companies with the size and resources of US Foods. We believe we are differentiated from many of our competitors on a number of fronts including our national footprint, diversified omni-channel platform, strong technology capabilities and value-added service offerings, all of which have allowed us to continue to serve our customers under these unprecedented conditions. During these difficult times, we are proactively supporting our customers by helping our restaurant and hospitality customers adapt to social distancing restrictions with tools and resources to build and manage carryout and delivery capabilities. In light of the COVID-19 pandemic, we have developed additional innovative services, such as customer education webinars on the CARES Act (defined below), assistance with recovery plans for location re-openings, and the creation of unique pantry kits to allow restaurants to continue servicing consumers. Within the first two weeks of April, our customer initiatives have resulted in over 6,000 unique, live webinar attendees, over 1,200 one-on-one customer consultations and over 600 one-on-one CARES Act consultations. Our product development efforts remain in full force and we continue to deliver product innovations that resonate with our customers. In addition, we are working with many of our customers to provide them with repayment plans to enable them to continue to purchase products from us as they pay down their balances on outstanding invoices.
In response to the COVID-19 pandemic and ensuing decrease in total case volume, we have decisively modified our business strategy and cost structure. We are taking a number of steps to secure new retail partnerships, reduce operating costs and strengthen our liquidity position during this time, including:

•	adding over 30 national and local retailers to our platform, which we believe will create short-term opportunities for our grocery market;

•
actively managing our variable costs (which represent a large majority of our operating expenses), through a combination of temporary furloughs, reductions in compensation and reduction in the size of our sales force to better align our cost structure with current case volumes;

•	contracting out some of our distribution employees to customers, such as grocery retailers, experiencing increased demand during the COVID-19 pandemic;

•	improving working capital by extending terms with vendors while focusing on receivables; and

•	managing capital expenditures effectively, including pausing construction on new facilities and significantly limiting maintenance and information technology projects.
We also have the ability to take further cost reduction actions as necessary if the COVID-19 pandemic persists longer than expected. Even so, there is no certainty that such measures, or any additional actions that we may take in the future, will be successful in mitigating the impact of the pandemic on our business, results of operations or financial condition.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and federally backed loans to qualifying small-businesses. US Foods will benefit from the refundable payroll tax credits provided under the CARES Act and we expect that many of our customers will benefit from the federally backed small business loan program. It is currently unclear how else US Foods may benefit from the CARES Act.
The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations or financial condition will ultimately be impacted. In particular, we cannot predict the extent to which the COVID-19 pandemic will affect our business, results of operation or financial condition in the long term because the duration and severity of the pandemic and its negative impact on the economy (including our customers) is unclear. The impact of the COVID-19 pandemic on us will also be dependent on: the resiliency of the restaurant and hospitality industry and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, social distancing requirements, required closures of non-essential businesses and aid and economic stimulus efforts; and any prolonged economic recession resulting from the pandemic. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to resume consumption of food away from home on a regular basis. This may not occur until well after the pandemic abates and the broader economy begins to improve.
We currently expect that the COVID-19 outbreak will impact our financial performance for the 13 week period ending June 28, 2020 much more significantly than it impacted the 13 week period ended March 28, 2020, primarily because prolonged disruption to our customers’ operations and reduced consumer demand for food away from home will exacerbate the negative impact of the COVID-19 pandemic on our business and that negative impact will be reflected for the entirety of the 13 week period (as compared to the 13 weeks ended March 28, 2020, when the effects of the outbreak only manifested themselves during the last two to three weeks of March). With the spread of COVID-19 throughout the United States, we expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and results of operations for the duration of the pandemic and, if the subsequent economic recovery is slow and gradual, throughout substantial portions of that recovery.
Operating Metrics
Case growth—Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.
Highlights
Smart Foodservice Acquisition—On April 24, 2020, USF completed the acquisition of Smart Foodservice for $970 million in cash, on a cash-free, debt-free basis, subject to customary post-closing adjustments. The acquisition of Smart Foodservice expands the Company’s cash and carry business in the West and Northwest parts of the U.S. The assets, liabilities and results of operations of Smart Foodservice will be included in the Company’s consolidated financial statements beginning on the date the acquisition was completed.
Financial Highlights—Total case volume for the 13 weeks ended March 28, 2020 increased 3.4% and independent restaurant case volume increased 0.5%. Contributions from the Food Group, acquired in September 2019, were partially offset by the impact of COVID-19 on case volume. Net sales increased $308 million, or 5.1% for the 13 weeks ended March 28, 2020, primarily due to contributions from the Food Group and year-over-year inflation in multiple product categories, including grocery, cheese and produce, which was partially offset by the impact of COVID-19 on case volume. The Food Group contributed net sales of $654 million for the 13 weeks ended March 28, 2020, which was also impacted by the COVID-19 pandemic.
Gross profit increased $14 million, or 1.3%, to $1,066 million for the 13 weeks ended March 28, 2020, primarily as a result of contributions from the Food Group and favorable year-over-year LIFO adjustments, which were partially offset by the impact of COVID-19 on case volume.
As a percentage of net sales, gross profit was 16.8% for the for the 13 weeks ended March 28, 2020, compared to 17.4% for the prior year period.
Total operating expenses increased $271 million, or 29.4%, to $1,192 million for the 13 weeks ended March 28, 2020, primarily as a result of higher provision for doubtful accounts due to the impact of COVID-19, contributions from the Food Group, and acquisition and integration related costs, which were partially offset by the positive impact of expense control initiatives.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Consolidated Statements of Operations Data:
Net sales	$6,339	$6,031
Cost of goods sold	5,273	4,979
Gross profit	1,066	1,052
Operating expenses:
Distribution, selling and administrative costs	1,192	921
Total operating expenses	1,192	921
Operating (loss) income	(126)	131
Other income—net	(6)	(2)
Interest expense—net	52	42
(Loss) income before income taxes	(172)	91
Income tax (benefit) provision	(40)	20
Net (loss) income	$(132)	$71
Percentage of Net Sales:
Gross profit	16.8%	17.4%
Operating expenses	18.8%	15.3%
Operating (loss) income	(2.0)%	2.2%
Net (loss) income	(2.1)%	1.2%
Adjusted EBITDA(1)	2.8%	3.8%
Other Data:
Cash flows—operating activities	$(62)	$154
Cash flows—investing activities	(74)	(61)
Cash flows—financing activities	1,123	(106)
Capital expenditures	79	61
EBITDA(1)	(19)	214
Adjusted EBITDA(1)	177	232
Adjusted net income(1)	32	89
Free cash flow(2)	(141)	93

(1)
EBITDA is defined as net (loss) income, plus interest expense—net, income tax provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) share-based compensation expense; (2) the non-cash impact of LIFO reserve adjustments; (3) business transformation costs; and (4) other gains, losses, or charges as specified in the agreements governing our indebtedness. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. Effective as of the fiscal third quarter 2019, we revised the definition of Adjusted net income to also exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation. EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Quarterly Report are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net (loss) income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Net (loss) income	$(132)	$71
Interest expense—net	52	42
Income tax (benefit) provision	(40)	20
Depreciation expense	82	71
Amortization expense	19	10
EBITDA	(19)	214
Adjustments:
Share-based compensation expense(1)	7	6
LIFO reserve change(2)	(13)	(2)
Business transformation costs(3)	6	1
COVID-19 bad debt expense(4)	170	—
Business acquisition and integration related costs and other(5)	26	13
Adjusted EBITDA	177	232
Depreciation expense(6)	(82)	(71)
Interest expense—net	(52)	(42)
Income tax provision, as adjusted(6)(7)	(11)	(30)
Adjusted net income(6)	$32	$89
Free cash flow
Cash flows from operating activities	$(62)	$154
Capital expenditures	(79)	(61)
Free cash flow	$(141)	$93

(1)	Share-based compensation expense for stock and option awards and discounts provided under employee stock purchase plan.

(2)	Represents the non-cash impact of LIFO reserve adjustments.

(3)	Consists primarily of costs related to significant process and systems redesign across multiple functions.

(4)	Includes the increase in bad debt expense reflecting the collection risk associated with our customer base as a result of COVID-19.

(5)
Includes Food Group acquisition and integration related costs of $15 million and $11 million for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively and Smart Foodservice acquisition-related costs of $9 million for the 13 weeks ended March 28, 2020. Also includes gains, losses or costs as specified under the agreements governing our indebtedness.

(6)
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

A reconciliation between the GAAP income tax (benefit) provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended
	March 28, 2020	March 30, 2019
GAAP income tax (benefit) provision	$(40)	$20
Tax impact of pre-tax income adjustments(1)	54	7
Discrete tax items	(3)	3
Income tax provision, as adjusted	$11	$30

(1)
Effective as of the fiscal third quarter 2019, we revised the definition of Adjusted net income to exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation

Comparison of Results
13 Weeks Ended March 28, 2020 and March 30, 2019
Highlights

•
Total case volume increased 3.4% and independent restaurant case volume increased 0.5%, reflecting contributions from the Food Group in 2020, partially offset by decreases in case volume due to the impact of COVID-19.

•	Net sales increased $308 million, or 5.1%, to $6,339 million in 2020.

•	Operating loss was $126 million in 2020, compared to operating income of $131 million in 2019.

•	Net loss was $132 million in 2020, compared to net income of $71 million in 2019.

•	Adjusted EBITDA decreased $55 million, or 23.7%, to $177 million in 2020. As a percentage of net sales, Adjusted EBITDA was 2.8% in 2020, compared to 3.8% in 2019.
Net Sales
Total case volume increased 3.4% in 2020. The increase reflected contributions from the Food Group, partially offset by decreases in case volume due to the impact of COVID-19. Organic case volume decreased 7.3% and organic independent restaurant case volume decreased 7.4%.
Net sales increased $308 million, or 5.1%, to $6,339 million in 2020, comprised of a $203 million, or 3.4%, increase in case volume and a $105 million, or 1.7%, increase in the overall net sales rate per case. Sales of private brands represented approximately 36% and 35% of net sales in 2020 and 2019, respectively. The Food Group contributed net sales of $654 million in 2020.
The increase in net sales rate per case of 1.7% primarily reflects year-over-year inflation. We experienced year-over-year inflation in multiple product categories, including cheese, grocery and produce, which benefited net sales since a significant portion of our sales is based on markups over product cost.
Gross Profit
Gross profit increased $14 million, or 1.3%, to $1,066 million in 2020, primarily as a result of contributions from the Food Group and favorable year-over-year LIFO adjustments, which were partially offset by the impact of COVID-19 on case volume. Our LIFO method of inventory costing resulted in a benefit of $13 million in 2020 compared to a benefit of $2 million in 2019. Gross profit as a percentage of net sales was 16.8% in 2020, compared to 17.4% in 2019.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $271 million or 29.4%, to $1,192 million in 2020. Operating expenses as a percentage of net sales were 18.8% in 2020, compared to 15.3% in 2019. The increase in operating expenses included $170 million of higher provision for doubtful accounts due to the estimated impact of COVID-19, contributions from the Food Group of $108 million, and $13 million of higher acquisition and integration related costs, which were partially offset by the positive impact of expense control initiatives.
Operating (Loss) Income
Our operating loss was $126 million in 2020, compared to operating income of $131 million in 2019. The decrease in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $6 million and $2 million in 2020 and 2019, respectively. The increase in other income—net in 2020 is primarily due to the improved funded status of our defined benefit pension plan as of December 28, 2019.
Interest Expense—Net
Interest expense—net increased $10 million to $52 million in 2020, primarily due to borrowings incurred to finance the acquisition of the Food Group, which were partially offset by a decrease in benchmark interest rates in 2020 compared to 2019.
Income Taxes
For the 13 weeks ended March 28, 2020, our effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included tax expense of $3 million primarily related to an increase in the state valuation allowance. For the 13 weeks ended March 30, 2019, our effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to the reduction of an unrecognized tax benefit following a lapse of the statute of limitations and a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation.
Net (Loss) Income
Our net loss was $132 million in 2020, compared to net income of $71 million in 2019. The decrease in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements.
In response to the impact of the COVID-19 pandemic, in March 2020 we borrowed an aggregate of $300 million under the ABS Facility and $700 million under the ABL Facility. These borrowings were made for the purpose of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the COVID-19 pandemic. We have taken additional action after the end of the 13 week period ended March 28, 2020 to finance the Smart Foodservice acquisition and strengthen our liquidity. In particular:

•	on April 24, 2020, we borrowed an aggregate principal amount of $700 million under the 2020 Term Loan Facility, the proceeds of which were used to finance, in part, the Smart Foodservice acquisition;

•
on April 28, 2020, we issued an aggregate principal amount of $1.0 billion of 6.25% senior secured notes due 2025, the proceeds of which were used to repay $400 million in principal amount of the 2020 Term Loan Facility and the balance of the net proceeds will be used for general corporate purposes;

•
on May 1, 2020, we used $542 million of cash on hand to repay all of our outstanding borrowings under the ABS Facility in full and terminated the ABS Facility; in connection with the repayment and termination of the ABS Facility, we transitioned the accounts receivable that secured the ABS Facility to the collateral pool that secures the ABL Facility; although it is difficult to forecast the effect the COVID-19 pandemic will have on the size and collectability of our accounts receivable (and, correspondingly, our borrowing base under the ABL Facility) in the future, we estimate that this transition will provide us with additional liquidity in fiscal year 2020 that would not otherwise have been available if the ABS Facility remained in place due to various terms and conditions of the ABS Facility that would have been triggered as a result of, among other things, the aging of our accounts receivable;

•
on May 4, 2020, we entered into an amendment to the credit agreement governing the ABL Facility pursuant to which certain of our lenders agreed to increase their aggregate commitments by $390 million to a total commitment of $1,990 million; and

•
in May 2020, we expect to consummate the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.01 per share, to KKR Fresh Aggregator L.P., a Delaware limited partnership, for an aggregate price of $500 million, the proceeds of which will be used for working capital and general corporate purposes.

See Note 20, Subsequent Events, for a further description of the financing transactions described above.
After giving effect to the transactions described above, we believe that we will have sufficient liquidity to fund our operations and meet ordinary course obligations through 2021 even if total case volumes remain unchanged from current levels through mid-2021 and recover only partially in the second half of 2021. We cannot, however, assure you that this will be the case. We may, however, pursue additional capital raise transactions at some point in the future if we determine that it would be advisable to further strengthen our liquidity position. We make no assurance, however, that we will be able to raise any additional capital in the future on satisfactory terms or at all. Our continued access to sources of liquidity depends on multiple factors, including economic conditions, the condition of financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. A rating agency recently announced a downgrade to our credit ratings. Our access to capital and the cost of any financing could be negatively impacted by this downgrade or any future downgrade or if financing sources were to ascribe higher credit risk to us or our industry. In addition, the effect of COVID-19 on the capital markets could significantly impact our cost of borrowing and the availability of capital to us.
Indebtedness
The aggregate carrying value of our indebtedness was $5,915 million, net of $41 million of unamortized deferred financing costs, as of March 28, 2020.
Our ABL Facility provides us with loan commitments having a maximum aggregate principal amount of $1.6 billion. During the 13 weeks ended March 28, 2020, we borrowed an aggregate of $700 million under the ABL Facility for the purposes of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the COVID-19 pandemic. As of March 28, 2020, we had an aggregate of $700 million of loans and $285 million of letters of credit outstanding under the ABL Facility. There was remaining capacity of $478 million under the ABL Facility based on our borrowing base as of March 28, 2020.
From time to time, borrowings can be requested under the ABS Facility up to a maximum principal amount of $800 million, provided sufficient eligible receivables are available as collateral. During the 13 weeks ended March 28, 2020, we borrowed an incremental $300 million under the ABS Facility for the purposes of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the COVID-19 pandemic. We had an aggregate of $640 million in loans and no letters of credit outstanding under the ABS Facility as of March 28, 2020. There was remaining capacity of $23 million under the ABS Facility based on eligible receivables as of March 28, 2020.
The Initial Term Loan Facility had a carrying value of $2,120 million, net of $3 million of unamortized deferred financing costs, as of March 28, 2020. The Incremental Term Loan Facility had a carrying value of $1,462 million, net of $34 million of unamortized deferred financing costs, as of March 28, 2020.
The Unsecured Senior Notes had a carrying value of $596 million, net of $4 million of unamortized deferred financing costs, as of March 28, 2020. We also had $389 million of obligations under financing leases for transportation equipment and building leases as of March 28, 2020.
We believe that the combination of cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.3 billion of restricted payment capacity under these covenants and approximately $2.3 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of March 28, 2020
Every quarter, we review rating agency changes for all lenders that have provided us with funding. We are not aware of any facts that indicate our lenders will not be able to comply with the contractual terms of their agreements with us. We continue to monitor the credit markets generally and the specific strength of our lender counterparties.

See Note 13, Debt, in our consolidated financial statements for a further description of our indebtedness.
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	13 Weeks Ended
	March 28, 2020	March 30, 2019

Net (loss) income	$(132)	$71
Changes in operating assets and liabilities	(204)	(8)
Other adjustments	274	91
Net cash (used in) provided by operating activities	(62)	154
Net cash used in investing activities	(74)	(61)
Net cash provided by (used in) financing activities	1,123	(106)
Net increase (decrease) in cash, cash equivalents and restricted cash	987	(13)
Cash, cash equivalents and restricted cash—beginning of period	98	105
Cash, cash equivalents and restricted cash—end of period	$1,085	$92
Operating Activities
Our net loss was $132 million in 2020, compared to net income of $71 million in 2019. The decrease in net income was due to the relevant factors discussed above.
Cash flows used in operating activities was $62 million for the 13 weeks ended March 28, 2020, compared to cash flows provided by operating activities of $154 million for the 13 weeks ended March 30, 2019. The year-over-year decrease was primarily driven by the decline in operating results and related impacts to working capital due to COVID-19.
Investing Activities
Cash flows used in investing activities in the 13 weeks ended March 28, 2020 and March 30, 2019 included cash expenditures of $79 million and $61 million, respectively, on property and equipment for fleet replacement and investments in information technology, as well as new construction and/or expansion of distribution facilities.
Financing Activities
Cash flows provided by financing activities in the 13 weeks ended March 28, 2020 included net borrowings of $1,150 million under our revolving credit facilities and $32 million of scheduled payments under our non-revolving debt and financing leases. We borrowed an aggregate of $1 billion under our revolving credit facilities for the purposes of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the COVID-19 pandemic. Financing activities for the 13 weeks ended March 28, 2020 also included $6 million of proceeds received from stock purchases under our employee stock purchase plan and $1 million of proceeds from the exercise of employee stock options, which were partially offset by $2 million of employee tax withholdings paid in connection with the vesting of equity awards.
Cash flows used in financing activities of $106 million in the 13 weeks ended March 30, 2019 included $86 million of net payments under our revolving credit facilities and $29 million of scheduled payments under our non-revolving debt and financing leases. Financing activities for the 13 weeks ended March 30, 2019 also included $6 million of proceeds received from the exercise of employee stock options and $5 million of proceeds from stock purchases under our employee stock purchase plan, which were partially offset by $2 million of employee tax withholdings paid in connection with the vesting of equity awards.
Retirement Plans

See Note 14, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.
Off-Balance Sheet Arrangements
We had entered into $254 million of letters of credit in favor of certain commercial insurers to secure obligations with respect to our self-insurance programs, primarily under the ABL Facility as of March 28, 2020. Additionally, we entered into $37 million of letters of credit to secure obligations with respect to certain of our real estate leases, primarily under the ABL Facility, and $1 million of letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
See the Contractual Obligations section in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report for our contractual cash obligations as of December 28, 2019. There have been no material changes to our specified contractual obligations through March 28, 2020, except as disclosed in Note 13, Debt.

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 13 weeks ended March 28, 2020.
Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, Recent Accounting Pronouncements, in our consolidated financial statements.

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
After considering interest rate swaps that fixed the interest rate on $733 million of the principal amounts of our Initial Term Loan Facility, approximately 71% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as of March 28, 2020. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $42 million per year (see Note 13, Debt, in our consolidated financial statements). As was announced in July 2017, the use of LIBOR is intended to be phased out by the end of 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
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
Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and using fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. We had diesel fuel forward purchase commitments totaling $106 million through September 2021 as of March 28, 2020. These lock in approximately 58% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates unless contracted for at a fixed price or hedged at a later date. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $8 million in additional fuel cost on such uncommitted volumes through September 2021.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2020 excluded internal control over financial reporting for the Food Group, which was acquired on September 13, 2019.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information relating to legal proceedings, see Note 18, Commitments and Contingencies, in our consolidated financial statements.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2019, as updated and supplemented below, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
An economic downturn, public health crisis, such as the COVID-19 pandemic, and/or other factors affecting consumer spending and confidence, may reduce the amount of food consumed away from home, which may adversely affect our business, financial condition and results of operations.
The U.S. foodservice distribution industry is sensitive to national, regional and local economic conditions. In the past, an uneven level of general U.S. economic activity, uncertainty in the financial markets, and slow job growth had a negative impact on consumer confidence and discretionary spending. A decline in economic activity or the frequency and amount spent by consumers for food consumed away from home, as well as other macroenvironmental factors that could decrease general consumer confidence (including volatile financial markets or an uncertain political environment), may negatively impact our business, financial condition and results of operations.
The global outbreak of COVID-19 and its sudden and significant effects on the economy have and will continue to impact many of our customers, consumers and suppliers and, as a result, it has and will continue to impact us for an indeterminable period of time. Widespread adoption of “social distancing” measures, governmental directions to close non-essential businesses and public perceptions of the risks associated with the COVID-19 pandemic have resulted in a substantial disruption in many of our customers’ operations (including the limitation of dining options and the temporary closure of many restaurant, hospitality and education customers’ locations) and have significantly reduced the demand for our products and services. In addition, recent increases in unemployment and uncertainty in the financial markets will likely have a negative impact on consumer confidence and discretionary spending on food consumed away from home. Sustained disruption in our customers’ operations and reduced consumer spending on food consumed away from home as a result of the COVID-19 pandemic will have a significant negative effect on our customers’ financial condition and, as a result, will adversely impact our business, financial condition and results of operations. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to resume consumption of food away from home on a regular basis. This may not occur until well after the pandemic abates and the broader economy begins to improve. Current economic forecasts predict significant increases in unemployment in the United States due to the adoption of “social distancing” and other policies to slow the spread of the virus, which are likely to have a negative impact on consumer discretionary spending, including for the restaurant and hospitality industries. Even when economic conditions improve, we cannot predict the long-term effects of the pandemic on our business. If the restaurant or hospitality industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to us, our business may continue to be adversely affected even as the pandemic abates and the broader economy begins to recover.
The negative impact of the COVID-19 pandemic on our restaurant, hospitality and education customers during the last two to three weeks of March led to a decline in our net sales, net income and Adjusted EBITDA for such 13 week period, as compared to the comparable prior year period. We experienced decreases in net sales and total case volumes during the last two weeks of the 13 weeks ended March 28, 2020. Total case volumes during the last week of the 13 week period ended March 28, 2020 were down approximately 50% compared to the last week of the 13 week period ended March 30, 2019, and these trends continued into April 2020. In the first five weeks of the 13 week period ending June 28, 2020, we have experienced approximately 50% decreases in both net sales and total case volumes when compared to the first five weeks of the comparable prior year period. Because the COVID-19 situation is fluid and continues to evolve and because the duration and severity of the pandemic and its negative impact on the economy is unclear, it is difficult to forecast any impacts on our future results. We currently expect that the COVID-19 outbreak will impact our financial performance for the 13 week period ending June 28, 2020 much more significantly than it impacted the 13 week period ended March 28, 2020, primarily because prolonged disruption to our customers’ operations and reduced consumer demand for food away from home will worsen the negative impact of the COVID-19 pandemic on our business and that negative impact will be reflected for the entirety of the 13 week period (as compared to the 13 weeks ended March 28, 2020, when the effects of the outbreak only manifested themselves during the last two to three weeks of March). With the spread of COVID-19 throughout the United States, we expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and results of operations for the duration of the pandemic and, if the subsequent economic recovery is slow and gradual, throughout substantial portions of that recovery.
To the extent the COVID-19 pandemic adversely affects the business and financial results of us and our customers, it may also have the effect of heightening many of the other risks included in our Annual Report on Form 10-K for fiscal year 2019.

The COVID-19 pandemic has and will have a significant negative impact on our liquidity position and we expect that the impact will continue until the pandemic and any related negative economic effects abate.
The COVID-19 pandemic has resulted in a substantial disruption in many of our customers’ operations (including the limitation of dining options and the temporary closure of many restaurant, hospitality and education customers’ locations) and has significantly reduced the demand for our products and services. Sustained disruption in our customers’ operations as a result of the COVID-19 pandemic will have a significant negative effect on our customers’ financial condition and, as a result, will adversely impact our business, financial condition and results of operations. We have recently experienced some deterioration in the collectability of our existing accounts receivable and a decrease in the generation of new accounts receivable. If the COVID-19 pandemic persists for a prolonged period of time, we may experience further deterioration in the collectability of our existing accounts receivable and a continued decrease in the generation of our accounts receivable, which could adversely affect our cash flows and results of operations and require an increased level of working capital. In addition, our ability to borrow under the ABL Facility is subject to a borrowing base limitation that is based on certain criteria, including the amount and collectability of new accounts receivable. Thus, a decline in the amount and collectability of our accounts receivable not only adversely affects our cash flows and results of operations, but also reduces our access to additional liquidity due its negative impact on the borrowing base of the ABL Facility. Furthermore, due to the negative impact that the COVID-19 pandemic is expected to have on our Adjusted EBITDA in the current and future quarterly periods, we anticipate that our future ability to incur additional indebtedness under the incurrence “baskets” of our debt agreements that are based on a leverage ratio or coverage ratio calculation will be constrained.
In addition, the COVID-19 outbreak is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts. A rating agency recently announced a downgrade to our credit ratings. Our access to capital and the cost of any financing could be negatively impacted by this downgrade or any future downgrade or if financing sources were to ascribe higher credit risk to us or our industry.
As a result, the COVID-19 pandemic has had a significant impact on our liquidity position and we expect that impact will continue until the pandemic and any related negative economic effects abate. We believe that we will have sufficient liquidity to fund our operations and meet ordinary course obligations through 2021 even if total case volumes remain unchanged from current levels through mid-2021 and recover only partially in the second half of 2021. We cannot, however, assure you that this will be the case. Any further significant reduction to our liquidity position caused by the COVID-19 pandemic could impair our ability to service our outstanding indebtedness and pay our other payables as they become due.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number

2.1
Merger Agreement, dated as of March 5, 2020, by and among US Foods, Inc., CNC Merger Sub, Inc., Smart Stores Holdings Corp. and Smart & Final Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2020).*

10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (for Time-Based Restricted Stock Unit Awards) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan.†

10.2	Form of Option Grant Notice and Option Agreement (for Time-Based Non-Qualified Stock Option Awards) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan.†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

*
Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. US Foods Holding Corp. hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	May 5, 2020	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	May 5, 2020	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer