Form 10-Q
period 2020-06-27
US Foods Holding Corp.
filed 2020-08-04
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
220,643,075 shares of the registrant's common stock were outstanding as of July 30, 2020.

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
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “2019 Annual Report”) and Part II, Item 1A— “Risk Factors” of this Quarterly Report.
In light of these risks, uncertainties and other important factors, the forward-looking statements in this Quarterly Report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us, or others acting on your behalf, are expressly qualified in their entirety by the cautionary statements above. All of these statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by law.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 27, 2020	December 28, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,668	$90
Accounts receivable, less allowances of $120 and $30	1,089	1,455
Vendor receivables, less allowances of $7 and $4	150	143
Inventories—net	1,332	1,432
Prepaid expenses	137	109
Assets held for sale	20	1
Other current assets	26	32
Total current assets	4,422	3,262
Property and equipment—net	2,121	2,075
Goodwill	5,629	4,728
Other intangibles—net	943	967
Deferred tax assets	9	—
Other assets	405	256
Total assets	$13,529	$11,288
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$147	$222
Accounts payable	1,914	1,460
Accrued expenses and other current liabilities	515	538
Current portion of long-term debt	149	142
Total current liabilities	2,725	2,362
Long-term debt	6,065	4,594
Deferred tax liabilities	284	308
Other long-term liabilities	464	315
Total liabilities	9,538	7,579
Commitments and contingencies (Note 22)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 and 0.0 issued and outstanding as of June 27, 2020 and December 28, 2019	491	—
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 220 issued and outstanding as of June 27, 2020 and December 28, 2019	2	2
Additional paid-in capital	2,871	2,845
Retained earnings	686	916
Accumulated other comprehensive loss	(59)	(54)
Total shareholders’ equity	3,500	3,709
Total liabilities, mezzanine equity and shareholders' equity	$13,529	$11,288
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$4,560	$6,443	$10,899	$12,474
Cost of goods sold	3,889	5,301	9,162	10,280
Gross profit	671	1,142	1,737	2,194
Operating expenses:
Distribution, selling and administrative costs	714	948	1,906	1,869
Restructuring costs	16	—	16	—
Total operating expenses	730	948	1,922	1,869
Operating (loss) income	(59)	194	(185)	325
Other income—net	(4)	(2)	(10)	(4)
Interest expense—net	63	42	115	84
(Loss) income before income taxes	(118)	154	(290)	245
Income tax (benefit) provision	(26)	38	(66)	58
Net (loss) income	(92)	116	(224)	187
Other comprehensive (loss) income—net of tax:
Changes in retirement benefit obligations	1	1	1	2
Unrecognized loss on interest rate swaps	—	(8)	(6)	(14)
Comprehensive (loss) income	$(91)	$109	$(229)	$175
Net (loss) income	$(92)	$116	$(224)	$187
Series A convertible preferred stock dividends	5	—	5	—
Net (loss) income available to common shareholders	$(97)	$116	$(229)	$187
Net (loss) income per share:
Basic	$(0.44)	$0.53	$(1.05)	$0.86
Dilutive	$(0.44)	$0.53	$(1.05)	$0.85
Weighted-average common shares outstanding
Basic	220	218	219	218
Diluted	220	219	219	219

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—December 28, 2019	220	$2	$2,845	$916	$(54)	$3,709
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	6	—	—	6
Exercise of stock options	—	—	1	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Adoption of ASU 2016-13 (Note 2 and 7)	—	—	—	(1)	—	(1)
Net loss	—	—	—	(132)	—	(132)
BALANCE—March 28, 2020	220	2	2,857	783	(60)	3,582
Share-based compensation expense	—	—	12	—	—	12
Proceeds from employee stock purchase plan	1	—	5	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(3)	—	—	(3)
Series A convertible preferred stock dividends	—	—	—	(5)	—	(5)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Net loss	—	—	—	(92)	—	(92)
BALANCE—June 27, 2020	221	$2	$2,871	$686	$(59)	$3,500

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—December 29, 2018	217	$2	$2,780	$531	$(84)	$3,229
Share-based compensation expense	—	—	6	—	—	6
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	1	—	6	—	—	6
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Net income	—	—	—	71	—	71
BALANCE—March 30, 2019	218	2	2,795	602	(89)	3,310
Share-based compensation expense	—	—	9	—	—	9
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	1	—	5	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(3)	—	—	(3)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(8)	(8)
Net income	—	—	—	116	—	116
BALANCE—June 29, 2019	219	$2	$2,811	$718	$(96)	$3,435
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)
	26 Weeks Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net (loss) income	$(224)	$187
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	207	173
Loss (gain) on disposal of property and equipment—net	1	(1)
Amortization of deferred financing costs	9	2
Deferred tax benefit	(44)	(7)
Share-based compensation expense	19	15
Provision for doubtful accounts	106	10
Changes in operating assets and liabilities:
Decrease (increase) in receivables	257	(118)
Decrease in inventories—net	142	2
(Increase) decrease in prepaid expenses and other assets	(12)	1
Increase in accounts payable and cash overdraft liability	375	164
Decrease in accrued expenses and other liabilities	(66)	(34)
Net cash provided by operating activities	770	394
Cash flows from investing activities:
Acquisition of businesses—net of cash	(973)	—
Proceeds from sales of assets	7	—
Proceeds from sales of property and equipment	1	8
Purchases of property and equipment	(131)	(110)
Net cash used in investing activities	(1,096)	(102)
Cash flows from financing activities:
Proceeds from debt borrowings	3,645	2,006
Principal payments on debt and financing leases	(2,206)	(2,318)
Net proceeds from issuance of Series A convertible preferred stock	491	—
Debt financing costs and fees	(33)	(4)
Proceeds from employee stock purchase plan	11	10
Proceeds from exercise of stock options	1	11
Tax withholding payments for net share-settled equity awards	(5)	(5)
Net cash provided by (used in) financing activities	1,904	(300)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,578	(8)
Cash, cash equivalents and restricted cash—beginning of period	98	105
Cash, cash equivalents and restricted cash—end of period	$1,676	$97
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$89	$90
Income taxes paid—net	2	73
Property and equipment purchases included in accounts payable	14	19
Leased assets obtained in exchange for financing lease liabilities	60	57
Leased assets obtained in exchange for operating lease liabilities	13	2
Cashless exercise of stock options	—	1
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
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04-Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is currently effective prospectively for all entities through December 31, 2022 when the reference rate replacement activity is expected to have completed. The Company adopted the provisions of this standard on a prospective basis at the beginning of the second quarter of fiscal year 2020 with no impact to the Company’s financial position or results of operations.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of June 27, 2020 and December 28, 2019. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.1 billion and $1.5 billion as of June 27, 2020 and December 28, 2019, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are they associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $29 million and $35 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of June 27, 2020 and December 28, 2019, respectively, and $34 million and $39 million included in other assets in the Company’s Consolidated Balance Sheets as of June 27, 2020 and December 28, 2019, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Meats and seafood	$1,694	$2,340	$3,920	$4,497
Dry grocery products	782	1,094	1,874	2,154
Refrigerated and frozen grocery products	688	1,034	1,735	2,022
Dairy	454	661	1,102	1,266
Equipment, disposables and supplies	501	618	1,130	1,194
Beverage products	223	348	567	677
Produce	218	348	571	664
Net sales	$4,560	$6,443	$10,899	$12,474

4.	BUSINESS ACQUISITIONS
Smart Foodservice Acquisition—On April 24, 2020, USF completed the acquisition of Smart Stores Holding Corp., a Delaware corporation (“Smart Foodservice”), from funds managed by affiliates of Apollo Global Management, Inc. Total consideration paid at the closing of the acquisition (net of cash acquired) was $973 million, and is subject to certain customary post-closing adjustments. Smart Foodservice operates 70 small-format cash and carry stores across California, Idaho, Nevada, Montana, Oregon, Washington and Utah that serve small and mid-sized restaurants and other food business customers. The acquisition of Smart Foodservice expands the Company’s cash and carry business into the West and Northwest parts of the U.S.

USF financed the acquisition with a new $700 million incremental senior secured term loan facility under its existing term loan credit agreement, as further described in Note 13, Debt, and with cash on hand. The assets, liabilities and results of operations of Smart Foodservice have been included in the Company’s consolidated financial statements since the date the acquisition was completed.
The following table summarizes the preliminary purchase price allocation recognized for the Smart Foodservice acquisition based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation is subject to further adjustment as additional information becomes available and final valuations are completed. There can be no assurances that these final valuations and additional analyses and studies will not result in significant changes to the preliminary estimates of fair value set forth below.

Preliminary Purchase Price Allocation
Accounts receivable	$5
Inventories	43
Other current assets	20
Property and equipment	80
Goodwill(1)	898
Other intangibles(2)	14
Other assets	145
Accounts payable	(39)
Accrued expenses and other current liabilities	(32)
Deferred income taxes	(12)
Other long-term liabilities, including financing leases	(149)
Cash paid for acquisition	$973

(1)
Goodwill recognized is primarily attributable to expected synergies from the combined company, as well as intangible assets that do not qualify for separate recognition. The acquired goodwill is not deductible for U.S. federal income tax purposes.

(2)	Other intangibles consist of a trade name of $14 million with an estimated useful life of 1.5 years.
Net sales and net income for Smart Foodservice, which have been included in the Company’s Consolidated Statements of Comprehensive Income since the date the acquisition was completed, were $208 million and $11 million, respectively, during both the 13 weeks and 26 weeks ended June 27, 2020.
Smart Foodservice acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $10 million and $20 million for the 13 weeks and 26 weeks ended June 27, 2020, respectively.
Food Group Acquisition—On September 13, 2019, USF completed the $1.8 billion acquisition of five foodservice companies (the “Food Group”) from Services Group of America, Inc.: Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and GAMPAC Express, Inc.
USF financed the acquisition with a new $1.5 billion incremental senior secured term loan facility under its existing term loan credit agreement, as further described in Note 13, Debt, and with borrowings under its revolving credit facilities. The assets, liabilities and results of operations of the Food Group have been included in the Company’s consolidated financial statements since the date the acquisition was completed. As a condition to receiving regulatory clearance for the acquisition from the Federal Trade Commission, USF divested three Food Group distribution facilities (the "Divested Assets").

The following table summarizes the preliminary Food Group purchase price allocation recognized for the acquisition based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Adjustments to the preliminary purchase price allocation in the second quarter of fiscal year 2020, including working capital adjustments to acquired and divested assets and liabilities and adjustments to asset valuations, were immaterial to the Company's consolidated financial statements. The preliminary purchase price allocation is subject to further adjustment as additional information becomes available and final valuations are completed. There can be no assurances that these final valuations and additional analyses and studies will not result in significant changes to the preliminary estimates of fair value set forth below.

Preliminary Purchase Price Allocation
Accounts receivable	$145
Inventories	165
Assets of discontinued operations	130
Other current assets	7
Property and equipment	210
Goodwill(1)	764
Other intangibles(2)	695
Other assets	47
Accounts payable	(200)
Accrued expenses and other current liabilities	(69)
Liabilities of discontinued operations	(19)
Other long-term liabilities, including financing leases	(43)
Cash paid for acquisition	$1,832

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
Food Group acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $4 million and $8 million for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively, and $19 million and $18 million for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.
Pro Forma Financial Information—The following table presents the Company’s unaudited pro forma consolidated net sales, net income and earnings per share (“EPS”) for the 13 weeks and 26 weeks ended June 27, 2020 and June 29, 2019. The unaudited pro forma financial information presents the combined results of operations as if the acquisitions and related financings of Smart Foodservice and the Food Group had occurred as of December 30, 2018 and December 31, 2017, respectively, which dates represent the first day of the Company’s fiscal year prior to their respective acquisition dates.

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Pro forma net sales	$4,647	$7,484	$11,272	$14,436
Pro forma net (loss) income available to common shareholders	$(95)	$132	$(202)	$193
Pro forma net (loss) income per share:
Basic	$(0.43)	$0.61	$(0.92)	$0.89
Diluted	$(0.43)	$0.60	$(0.92)	$0.88

The unaudited pro forma financial information presented above excludes the results of operations related to the Food Group Divested Assets, as the results of operations related to the Divested Assets were reflected as discontinued operations. Unaudited pro forma net sales, net income and net income per share related to the Divested Assets for the 13 weeks and 26 weeks ended June 29, 2019 were as follows:

	13 Weeks Ended	26 Weeks Ended
	June 29, 2019	June 29, 2019
Pro forma net sales	$135	$258
Pro forma net income	$3	$4
Pro forma net income per share:
Basic	$0.02	$0.02
Diluted	$0.01	$0.01

The unaudited pro forma financial information above includes adjustments for: (1) incremental depreciation expense related to fair value increases of certain acquired property and equipment, (2) amortization expense related to the fair value of intangible assets acquired, (3) interest expense related to the incremental senior secured term loan facilities and revolving credit facilities used to finance the acquisitions, (4) the elimination of acquisition-related costs that were included in the Company’s historical results, and (5) adjustments to the income tax provision based on pro forma results of operations. No effect has been given to potential synergies, operating efficiencies or costs arising from the integration of Smart Foodservice and the Food Group with our previously existing operations or the standalone cost estimates and estimated costs that were incurred by their former respective parent companies. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the Company’s future consolidated results of operations following the acquisitions.

5.	RESTRICTED CASH
Restricted cash primarily consists of cash on deposit with financial institutions as collateral for certain letters of credit. Cash, cash equivalents and restricted cash as presented in the Company's Consolidated Statements of Cash Flows as of June 27, 2020 and December 28, 2019 consisted of the following:

	June 27, 2020	December 28, 2019
Cash and cash equivalents	$1,668	$90
Restricted cash—included in other assets	8	8
Total cash, cash equivalents and restricted cash	$1,676	$98

6.	INVENTORIES
The Company’s inventories, consisting mainly of food and other food-related products, are primarily considered finished goods. Inventory costs include the purchase price of the product, freight costs to deliver it to the Company’s distribution and retail facilities, and depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method, except for Smart Foodservice, which uses the retail method of inventory accounting. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This "links" current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $158 million and $152 million as of June 27, 2020 and December 28, 2019, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $19 million and $14 million for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively, and increased $6 million and $12 million for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively. Additionally, during the 13 weeks ended June 27, 2020, due to the impact that the COVID-19 pandemic (as further described in Note 7) had on our business, the Company incurred charges of $40 million related to inventory adjustments and product donations recorded in cost of goods sold.

7.	ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. The Company maintains an allowance for doubtful accounts, which is based upon historical experience, future expected losses, as well as specific customer collection issues that have been identified. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due primarily over specified periods.
Recent Events
In March 2020, the World Health Organization characterized a novel strain of coronavirus (“COVID-19”) as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. As of December 28, 2019, the outbreak of COVID-19 had not had a significant impact on our business. However, since mid-March 2020, our business has been significantly impacted. Beginning in mid-March 2020, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions in businesses, schools and other public gathering spaces. Restrictions on public gatherings and attendance at retail or other establishments, including indoor restaurants, and recreational, sporting and other similar venues, continue to evolve and are expected to continue to remain in effect in some capacity for the near-term. It remains unclear when and to what extent the COVID-19 pandemic will fully abate. Since mid-March 2020, the operations of our restaurant, hospitality and education customers (and our operations that are dependent upon these customers) have been significantly disrupted by the spread of COVID-19 and the corresponding sudden and significant decline in consumer demand for food prepared away from home. Due to the impact that the COVID-19 pandemic had on our customers, particularly our restaurant and hospitality customers, we significantly increased our allowance for doubtful accounts by $170 million during the 13 weeks ended March 28, 2020, of which, $75 million was reversed during the 13 weeks ended June 27, 2020 based on better than anticipated collection of our accounts receivable.
A summary of the activity in the allowance for doubtful accounts for the 26 weeks ended June 27, 2020 was as follows:

Balance as of December 28, 2019	$30
Charged to costs and expenses	106
Adoption of ASU 2016-13	1
Customer accounts written off—net of recoveries	(17)
Balance as of June 27, 2020	$120

This table excludes the vendor receivable related allowance for doubtful accounts of $7 million and $4 million as of June 27, 2020 and December 28, 2019, respectively.

8.	FORMER ACCOUNTS RECEIVABLE FINANCING PROGRAM
Pursuant to a since-terminated accounts receivable financing facility (the “ABS Facility”), USF sold, on a revolving basis, eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). While the ABS Facility was in effect, the Company consolidated the Receivables Company and, consequently, the transfer of the eligible receivables was a transaction internal to the Company, and the eligible receivables held by the Receivables Company were previously not derecognized from the Company’s Consolidated Balance Sheet. Included in the Company’s accounts receivable balance as of December 28, 2019 was approximately $1.0 billion of eligible receivables held by the Receivables Company as collateral in support of amounts borrowed under the ABS Facility. On May 1, 2020, USF repaid all outstanding borrowings under the ABS Facility in full and terminated the ABS Facility, as further discussed in Note 13, Debt, and as a result, the Company's eligible receivables are no longer transferred to or held by the Receivables Company.

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

The change in assets held for sale for the 26 weeks ended June 27, 2020 was as follows:

Balance as of December 28, 2019	$1
Transfers in	19
Balance as of June 27, 2020	$20

Land previously held for future use and an excess warehouse facility were transferred to assets held for sale during the 26 weeks ended June 27, 2020. The Company sold the land on June 30, 2020 and received cash proceeds from the sale of $32 million, resulting in a gain on sale of $17 million.

10.	PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of June 27, 2020 and December 28, 2019, property and equipment-net included accumulated depreciation of $2,431 million and $2,298 million, respectively. Depreciation expense was $87 million and $81 million for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively and $169 million and $153 million for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.

11.	GOODWILL AND OTHER INTANGIBLES
Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. Other intangible assets include customer relationships, an amortizable trade name, noncompete agreements, the brand names comprising the Company’s portfolio of exclusive brands, and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization, but are subject to impairment assessments as described below.
Customer relationships, the amortizable trade name and noncompete agreements are intangible assets with definite lives and are carried at the acquired fair value, less accumulated amortization. Customer relationships, the amortizable trade name and noncompete agreements are amortized over the estimated useful lives (which are 1.5 to 15 years). Amortization expense was $19 million and $10 million for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively and $38 million and $20 million for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.

Goodwill and other intangibles—net consisted of the following:

	June 27, 2020	December 28, 2019
Goodwill	$5,629	$4,728
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$740	$789
Accumulated amortization	(102)	(115)
Net carrying value	638	674
Trade name—amortizable:
Gross carrying amount	$14	—
Accumulated amortization	(2)	—
Net carrying value	12	—
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(2)
Net carrying value	1	1
Brand names and trademarks—not amortizing	292	292
Total other intangibles—net	$943	$967

The increase in goodwill and the amortizable trade name as of June 27, 2020 is attributable to the Smart Foodservice acquisition, as described in Note 4, Business Acquisitions. The net decrease in the gross carrying amount of customer relationships as of June 27, 2020 is attributable to the write-off of fully amortized intangible assets related to certain 2016 business acquisitions.
The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. The Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of June 30, 2019, the first day of the third quarter of fiscal year 2019, with no impairments noted.

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

The Company’s assets and liabilities measured at fair value on a recurring basis as of June 27, 2020 and December 28, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	June 27, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,509	$—	$—	$1,509
Liabilities
Interest rate swaps	$—	$9	$—	$9
	December 28, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$1	$—	$1

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

The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties and the Company. The following table presents the balance sheet location and fair value of the interest rate swaps as of June 27, 2020 and December 28, 2019:

		Fair Value
	Balance Sheet Location	June 27, 2020	December 28, 2019
Derivatives designated as hedging instruments
Interest rate swaps	Accrued expenses and other current liabilities	$8	$—
Interest rate swaps	Other long-term liabilities	1	1
	Total liabilities	$9	$1

Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the 26 weeks ended June 27, 2020 and June 29, 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended June 27, 2020
Interest rate swaps	$(2)	Interest expense—net	$2
For the 13 weeks ended June 29, 2019
Interest rate swaps	$(7)	Interest expense—net	$(1)

For the 26 weeks ended June 27, 2020
Interest rate swaps	$(8)	Interest expense—net	$2
For the 26 weeks ended June 29, 2019
Interest rate swaps	$(11)	Interest expense—net	$(3)

During the next twelve months, the Company estimates that $8 million will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, cash overdraft liability, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $6.0 billion, compared to its carrying value of $6.2 billion as of June 27, 2020. The fair value of the Company’s total debt approximated its carrying value of $4.7 billion as of December 28, 2019.
The fair value of the Company’s 6.25% newly issued senior secured notes due April 15, 2025 (the “Secured Notes”) was $1.0 billion as of June 27, 2020. The fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “Unsecured Senior Notes”), was $589 million and $619 million as of June 27, 2020 and December 28, 2019, respectively. Fair value of both the Secured Notes and the Unsecured Senior Notes is based upon the closing market prices on the respective dates, and is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

13.	DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of June 27, 2020	June 27, 2020	December 28, 2019
ABL Facility	May 31, 2024	1.43%	$400	$—
ABS Facility(1)	—	—	—	190
Initial Term Loan Facility (net of $3 and $4 of unamortized deferred financing costs, respectively)	June 27, 2023	1.92%	2,114	2,125
2019 Incremental Term Loan Facility (net of $33 and $35 of unamortized deferred financing costs, respectively)	September 13, 2026	3.07%	1,460	1,465
2020 Incremental Term Loan Facility (net of $12 of unamortized deferred financing costs)	April 24, 2025	4.25%	288	—
Senior Secured Notes (net of $14 of unamortized deferred financing costs)	April 15, 2025	6.25%	986	—
Unsecured Senior Notes (net of $4 of unamortized deferred financing costs)	June 15, 2024	5.875%	596	596
Obligations under financing leases	2020–2030	1.63% - 6.17%	362	352
Other debt	2021–2031	3.12% - 4.99%	8	8
Total debt			6,214	4,736
Current portion of long-term debt(2)			(149)	(142)
Long-term debt			$6,065	$4,594

(1)	The ABS Facility was paid in full on May 1, 2020 and subsequently terminated as further discussed below.

(2)
The current portion of long-term debt as of June 27, 2020 and December 28, 2019 for the Initial Term Loan Facility, the 2019 Incremental Term Loan Facility and the 2020 Incremental Term Loan Facility includes five principal payments due to the Company's 53-week fiscal year 2020.

As of June 27, 2020, after considering interest rate swaps that fixed the interest rate on $733 million of principal of the Initial Term Loan Facility described below, approximately 58% of the Company’s total debt bears interest at a floating rate.
ABL Facility
On May 4, 2020, USF entered into an amendment to its asset based senior secured revolving credit facility (the “ABL Facility”). Pursuant to this amendment, the total aggregate amount of commitments under the ABL Facility was increased from $1,600 million to $1,990 million. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various percentages of the value of eligible accounts receivable, eligible inventory, eligible transportation equipment and certain unrestricted cash and cash equivalents, which, along with other assets, also serve as collateral for borrowings under the ABL Facility. As discussed below, on May 1, 2020 USF terminated the ABS Facility and transitioned the accounts receivable that secured the ABS Facility to the collateral pool that secures the ABL Facility. This transition increases the size of the borrowing base under the ABL Facility. The ABL Facility is scheduled to mature on May 31, 2024, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of earlier maturing indebtedness under either USF’s senior secured term loan facility or Unsecured Senior Notes remains outstanding on a date that is sixty (60) days prior to the maturity date for such senior secured term loan facility or Unsecured Senior Notes, respectively.
Borrowings under the ABL Facility bear interest, at USF's periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of LIBOR plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of June 27, 2020 was 0.25% for ABR loans and 1.25% for LIBOR loans. The ABL Facility also carries a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility.
USF incurred $3 million of third-party costs in connection with the ABL Facility amendment which were capitalized as deferred financing costs. These deferred financing costs, along with $5 million of unamortized deferred financing costs related to the former asset based senior secured revolving credit facility, will be amortized through May 31, 2024, the ABL Facility maturity date.
USF had $400 million of outstanding borrowings, and had issued letters of credit totaling $252 million, under the ABL Facility as of June 27, 2020, Outstanding letters of credit included: (1) $217 million issued in favor of certain commercial insurers to secure USF’s obligations with respect to its self-insurance program, (2) $34 million issued to secure USF’s obligations with respect to certain real estate leases, and (3) $1 million issued for other obligations. There was available capacity of $1,275 million under the ABL Facility as of June 27, 2020.
ABS Facility
On May 1, 2020, USF repaid in full all $542 million principal amount of borrowings then outstanding under the ABS Facility using cash on hand and subsequently terminated the ABS Facility. The accounts receivable that secured the ABS Facility were transitioned to the collateral pool that secures the ABL Facility. The Company recorded a debt extinguishment loss of $1.3 million in interest expense, consisting of a write-off of unamortized debt costs associated with the ABS Facility of $1.1 million, as well as $0.2 million of third-party costs associated with the termination of the ABS Facility.
Term Loan Facilities
Under its term loan credit agreement, USF has entered into an initial senior secured term “B” loan facility in an aggregate principal amount of $2.2 billion (the “Initial Term Loan Facility”), an incremental senior secured term “B” loan facility in an aggregate principal amount of $1.5 billion (the “2019 Incremental Term Loan Facility”), and an incremental senior secured term loan facility in an aggregate principal amount of $700 million (the "2020 Incremental Term Loan Facility"). Borrowings under the 2019 Incremental Term Loan Facility were used to pay a portion of the purchase price for the acquisition of the Food Group and related fees and expenses, and borrowings under the 2020 Incremental Term Loan Facility were used to pay a portion of the purchase price for the acquisition of Smart Foodservice and related fees and expenses (see Note 4).
The Initial Term Loan Facility had a carrying value of $2.1 billion, net of $3 million of unamortized deferred financing costs as of June 27, 2020. The table above reflects the interest rate on the unhedged portion of the Initial Term Loan Facility as of June 27, 2020. The effective interest rate of the portion of the Initial Term Loan Facility subject to interest rate hedging agreements was 3.45% as of June 27, 2020. The Initial Term Loan Facility is scheduled to mature on June 27, 2023.
The 2019 Incremental Term Loan Facility entered into to finance a portion of the Food Group acquisition, had a carrying value of $1,460 million, net of $33 million of unamortized deferred financing costs as of June 27, 2020. Borrowings under the Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an alternative base rate, determined in accordance with the term loan credit agreement, plus a margin of 1.00%. The 2019 Incremental Term Loan Facility is scheduled to mature on September 13, 2026.
On April 24, 2020, USF entered into the “2020 Incremental Term Loan Facility” and used the proceeds to fund, in part, the Smart Foodservice acquisition. On April 28, 2020, USF repaid $400 million of the principal amount of the 2020 Incremental Term Loan Facility with a portion of the proceeds from the senior secured notes offering further discussed below. In connection with the 2020 Incremental Term Loan Facility repayment, the Company applied debt extinguishment accounting and recorded a debt extinguishment loss of $2 million in interest expense, consisting of a write-off of debt issuance costs associated with the $400 million in principal amount of the 2020 Incremental Term Loan Facility that was repaid. Lender fees and third-party costs incurred of $15 million associated with the remaining $300 million in principal amount of the 2020 Incremental Term Loan Facility were capitalized as deferred financing costs and will be amortized through April 24, 2025, which is the 2020 Incremental Term Loan Facility maturity date.
Borrowings under the 2020 Incremental Term Loan Facility will bear interest at a rate per annum equal to, at USF’s option, either LIBOR plus a margin of 3.25% (subject to a LIBOR “floor” of 1.00%), or an alternative base rate plus a margin of 2.25%. The interest rate margins on the 2020 Incremental Term Loan Facility will increase by 0.50% on each of April 28, 2021, April 28, 2022, April 28, 2023 and April 28, 2024, respectively.
USF’s obligations under the Initial Term Loan Facility, the 2019 Incremental Term Loan Facility and the 2020 Incremental Term Loan Facility are guaranteed by certain of USF’s subsidiaries, and those obligations and guarantees are secured by substantially all of the non-real estate assets of USF and the subsidiary guarantors.
Senior Secured Notes
On April 28, 2020, USF completed a private offering of $1.0 billion aggregate principal amount of its 6.25% Secured Notes due April 15, 2025. USF used the net proceeds of the Secured Notes to repay $400 million in principal amount of the 2020 Incremental Term Loan Facility and the balance of the net proceeds has been and will be used for general corporate purposes. The Secured Notes had a carrying value of $986 million, net of $14 million of unamortized deferred financing costs, as of June 27, 2020. The Secured Notes mature April 15, 2025. On or after April 15, 2022, the Secured Notes are redeemable, at USF’s option, in whole or in part at a price of 103.13% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after April 15, 2023 and April 15, 2024, the optional redemption price for the Secured Notes declines to 101.56% and 100.00%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date.

Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had $1.3 billion of restricted payment capacity under these covenants, and approximately $2.7 billion of its net assets were restricted considering the net deferred tax assets and intercompany balances that eliminate in consolidation as of June 27, 2020.

14.	RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
In order to reduce its operating expenses in line with the decrease in sales volume caused by the COVID-19 pandemic, the Company reduced its sales force and incurred a net charge of $16 million for severance and related costs during the 13 weeks ended June 27, 2020.
The following table summarizes the changes in the restructuring liabilities for the 26 weeks ended June 27, 2020:

Restructuring Liabilities
Balance at December 28, 2019	$1
Current period charges	16
Payments and usage—net of accretion	(13)
Balance at June 27, 2020	$4

15.	LEASES
The Company leases certain distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use (“ROU”) asset in the Company’s Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term as of commencement date. For the Company’s leases that do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the information available as of commencement date in determining the present value of future payments. The lease terms may include options to extend, terminate or buy out the lease. When it is reasonably certain that the Company will exercise these options, they are included in ROU assets and the estimated lease liabilities. Leases with an initial term of 12 months or less are not recorded in the Company's Consolidated Balance Sheets. The Company recognizes lease expense for leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For office and warehouse equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred.

The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheet as of June 27, 2020 and December 28, 2019:

Leases	Consolidated Balance Sheet Location	June 27, 2020	December 28, 2019
Assets
Operating	Other assets	$288	$145
Financing	Property and equipment-net(1)	345	333
Total leased assets		$633	$478
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$47	$40
Financing	Current portion of long-term debt	94	95
Noncurrent:
Operating	Other long-term liabilities	252	131
Financing	Long-term debt	268	257
Total lease liabilities		$661	$523

(1)	Financing lease assets are recorded net of accumulated amortization of $243 million and $269 million as of June 27, 2020 and December 28, 2019, respectively.

The following table presents the location of lease costs in the Company's Consolidated Statements of Comprehensive Income:

		13 Weeks Ended		26 Weeks Ended
Lease Cost	Statement of Comprehensive Income Location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	Distribution, selling and administrative costs	$17	$7	$26	$14
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	20	22	41	39
Interest on lease liabilities	Interest expense-net	3	3	6	6
Variable lease cost	Distribution, selling and administrative costs	3	2	6	3
Net lease cost		$43	$34	$79	$62

Future lease payments under lease agreements as of June 27, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases	Financing Leases	Total
Remainder of 2020	$28	$57	$85
2021	60	93	153
2022	56	69	125
2023	51	67	118
2024	33	49	82
2025	32	30	62
After 2025	166	24	190
Total lease payments	426	389	815
Less amount representing interest	(127)	(27)	(154)
Present value of lease liabilities	$299	$362	$661
Future minimum lease payments in effect as of December 28, 2019 under noncancelable lease arrangements were as follows:

Future Minimum Lease Payments	Operating Leases	Financing Leases	Total
2020	$48	$106	$154
2021	38	84	122
2022	33	62	95
2023	30	58	88
2024	12	41	53
After 2024	42	29	71
Total lease payments	203	380	583
Less amount representing interest	(32)	(28)	(60)
Present value of minimum lease payments	$171	$352	$523

Other information related to lease agreements for the 26 weeks ended June 27, 2020 and June 29, 2019 was as follows:

	26 Weeks Ended
Cash Paid For Amounts Included In Measurement of Liabilities	June 27, 2020	June 29, 2019
Operating cash flows from operating leases	$21	$6
Operating cash flows from financing leases	6	3
Financing cash flows from financing leases	50	21

Lease Term and Discount Rate	June 27, 2020	June 29, 2019
Weighted-average remaining lease term (years):
Operating leases	8.05	5.87
Financing leases	4.25	5.61
Weighted-average discount rate:
Operating leases	6.1%	4.6%
Financing leases	3.2%	3.6%

16.	RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and a 401(k) plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents. In connection with the Smart Foodservice acquisition, the Company assumed a defined benefit pension plan with net liabilities of approximately $20 million.
The components of net periodic pension benefit costs (credits) for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Components of net periodic pension benefit costs (credits)
Service cost	$—	$—	$1	$1
Interest cost	8	9	15	18
Expected return on plan assets	(13)	(12)	(26)	(24)
Amortization of net loss	1	1	1	2
Net periodic pension benefit credits	(4)	(2)	$(9)	$(3)

Other postretirement benefit costs were de minimis for both the 13 weeks and 26 weeks ended June 27, 2020 and June 29, 2019.
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
Certain employees are eligible to participate in the Company's 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $9 million and $12 million for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively, and $23 million and $25 million for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $10 million and $9 million for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively, and $22 million and $18 million for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.

17.	EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock. For the 13 weeks ended June 27, 2020 and June 29, 2019, share-based awards representing 9 million and 1 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 26 weeks ended June 27, 2020 and June 29, 2019, share-based awards representing 9 million and 2 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 13 weeks and 26 weeks ended June 27, 2020, convertible preferred stock representing 14 million and 7 million of underlying common shares, respectively, was not included in the computation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net (loss) income	$(92)	$116	$(224)	$187
Series A convertible preferred stock dividends (1)	5	—	5	—
Net (loss) income available to common shareholders	$(97)	$116	$(229)	$187
Denominator:
Weighted-average common shares outstanding	220	218	219	218
Effect of dilutive securities	—	1	—	1
Effect of dilutive underlying shares of the Series A convertible preferred stock	—	—	—	—
Weighted-average dilutive shares outstanding	$220	$219	$219	$219
Net (loss) income per share:
Basic	$(0.44)	$0.53	$(1.05)	$0.86
Diluted	$(0.44)	$0.53	$(1.05)	$0.85

(1)	Preferred stock dividends were declared on June 19, 2020 and were paid in kind on June 30, 2020.

18.	CONVERTIBLE PREFERRED STOCK
On May 6, 2020 (the “Issuance Date”), pursuant to the terms of an Investment Agreement (the "Investment Agreement") with KKR Fresh Aggregator L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) to KKR for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. On June 30, 2020, the Company paid a dividend (the “Dividend”) on the shares of the Series A Preferred Stock in the form of 5,288 shares of Series A Preferred Stock plus a de minimis amount in cash in lieu of fractional shares in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock (the "Certificate of Designations").
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has a liquidation preference of $1,000 per share. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7.0% per annum. If the Company does not declare and pay a dividend on the Series A Preferred Stock, the dividend rate will increase by 3.0% to 10.0% per annum until all accrued but unpaid dividends have been paid in full. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first four dividend payments following the Issuance Date, and thereafter, in cash or in kind, or a combination of both, at the option of the Company.
The Series A Preferred Stock is convertible at the option of the holders thereof at any time into shares of Common Stock at an initial conversion price of $21.50 per share and an initial conversion rate of 46.5116 shares of Common Stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments set forth in the Certificate of Designations. At any time after the third anniversary of the Issuance Date, if the volume weighted average price of the Common Stock exceeds $43.00 per share, as may be adjusted pursuant to the Certificate of Designations, for at least 20 trading days in any period of 30 consecutive trading days, at the election of the Company, all of the Series A Preferred Stock will be convertible into the relevant number of shares of Common Stock.
At any time following the fifth anniversary of the Issuance Date, the Company may redeem some or all of the Series A Preferred Stock for a per share amount in cash equal to: (i) the sum of (x) 100% of the liquidation preference thereof, plus (y) all accrued and unpaid dividends, multiplied by (ii) (A) 105% if the redemption occurs at any time after the fifth anniversary of the Issuance Date and prior to the sixth anniversary of the Issuance Date, (B) 103% if the redemption occurs at any time after the sixth anniversary of the Issuance Date and prior to the seventh anniversary of the Issuance Date, and (C) 100% if the redemption occurs at any time after the seventh anniversary of the Issuance Date.
Upon certain change of control events involving the Company, the holders of the Series A Preferred Stock must either (i) convert their shares of Series A Preferred Stock into Common Stock at the then-current conversion price or (ii) cause the Company to redeem their shares of Series A Preferred Stock for an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends. If any such change of control event occurs on or before the fifth anniversary of the Issuance Date, the Company will also be required to pay the holders of the Series A Preferred Stock a “make-whole” premium of 5%.

Holders of the Series A Preferred Stock are entitled to vote with the holders of the Common Stock on an as-converted basis. Holders of the Series A Preferred Stock are also entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series A Preferred Stock, authorization or issuances by the Company of securities that are senior to, or equal in priority with, the Series A Preferred Stock, increases or decreases in the number of authorized shares of Series A Preferred Stock, and issuances of shares of Series A Preferred Stock after the Issuance Date, other than shares issued as in-kind dividends with respect to shares of the Series A Preferred Stock issued after the Issuance Date.

19.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(52)	$(96)	$(52)	$(97)
Reclassification adjustments:
Amortization of net loss(2) (3)	1	1	1	2
Total before income tax	1	1	1	2
Income tax provision	—	—	—	—
Current period comprehensive income, net of tax	1	1	1	2
Balance as of end of period(1)	$(51)	$(95)	$(51)	$(95)

Interest rate swaps:
Balance as of beginning of period (1)	$(8)	$7	$(2)	$13
Change in fair value of interest rate swaps	(2)	(8)	(10)	(14)
Amounts reclassified to interest expense—net	2	(2)	2	(4)
Total before income tax	—	(10)	(8)	(18)
Income tax benefit	—	(2)	(2)	(4)
Current period comprehensive (loss) income, net of tax	—	(8)	(6)	(14)
Balance as of end of period(1)	$(8)	$(1)	$(8)	$(1)
Accumulated other comprehensive loss as of end of period(1)	$(59)	$(96)	$(59)	$(96)

(1)	Amounts are presented net of tax.

(2)	Included in the computation of net periodic benefit costs. See Note 16, Retirement Plans, for additional information.

(3)	Included in other income—net in the Company's Consolidated Statements of Comprehensive Income.

20.	RELATED PARTY TRANSACTIONS
As described in Note 18, Convertible Preferred Stock, on May 6, 2020 the Company issued and sold 500,000 shares of the Company’s Series A Preferred Stock to KKR for an aggregate purchase price of $500 million, or $1,000 per share. Assuming conversion of all Series A Preferred Stock, KKR would have held approximately 9.5% of the Company’s outstanding common stock as of June 27, 2020.
KKR Capital Markets LLC (“KKR Capital Markets”), an affiliate of KKR, received aggregate fees of $6 million for services rendered in connection with the 2020 Incremental Term Loan Facility, the Secured Notes and the ABL Facility amendment financings during the 26 weeks ended June 27, 2020. KKR Capital Markets also received $1 million for services rendered in connection with the May 2019 refinancing of the ABL Facility during the 26 weeks ended June 29, 2019. As reported by the Company’s administrative agent, investment funds managed by an affiliate of KKR held approximately $103 million in principal amount of the Company's term loan facilities as of June 27, 2020.
Based solely on information provided in its most recent public filings, FMR LLC and its affiliates held approximately 11% of the Company’s outstanding common stock as of June 27, 2020. As reported by the Company’s administrative agent, investment funds managed by an affiliate of FMR LLC held approximately $61 million in principal amount of the Company's term loan facilities as of June 27, 2020. Certain FMR LLC affiliates provide recordkeeping services for the Company’s 401(k) plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.

21.	INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 26 weeks ended June 27, 2020 and June 29, 2019 for purposes of determining its year-to-date tax provision.
For the 13 weeks ended June 27, 2020, the Company's effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to an increase in an unrecognized tax benefit. For the 13 weeks ended June 29, 2019, the Company's effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation.
For the 26 weeks ended June 27, 2020, the Company's effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to an increase in an unrecognized tax benefit and a tax expense of $2 million, primarily related to a tax benefit shortfall associated with share-based compensation. For the 26 weeks ended June 29, 2019, the Company's effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to the reduction of an unrecognized tax benefit following a lapse of the statute of limitations and a tax benefit of $3 million, primarily related to excess tax benefits associated with share-based compensation.
22. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,551 million of purchase orders and purchase contract commitments to be purchased in the remainder of fiscal year 2020 as of June 27, 2020 and $63 million of information technology commitments through December 2024 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $88 million through September 2021, as of June 27, 2020. Additionally, the Company had electricity forward purchase commitments totaling $6 million through November 2023, as of June 27, 2020. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
(Dollar amounts presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2019 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with, GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance because they exclude amounts that our management does not consider part of our core operations when assessing our performance and underlying trends. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below.
Overview
At US Foods, our promise is to help customers Make It by providing the innovative products and easy-to-use technology solutions they need to operate their businesses profitably. This promise is supported by our GREAT FOOD. MADE EASY.™ strategy. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage the business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer facing activities.
We supply approximately 300,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide more than 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 3,000 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of more than 70 distribution facilities and fleet of approximately 7,000 trucks, along with our 76 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
COVID-19 Update
In March 2020, the World Health Organization characterized a novel strain of coronavirus, COVID-19, as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. As of December 28, 2019, the outbreak of COVID-19 had not had a significant impact on our business. However, since mid-March 2020, our business has been significantly impacted. In March 2020, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions in businesses, schools and other public gathering spaces. Restrictions on public gatherings and attendance at retail or other establishments, including indoor restaurants, and recreational, sporting and other similar venues, continue to evolve and are expected to continue to remain in effect in some capacity until the COVID-19 pandemic has abated. These government mandates have forced many of our customers to seek government support in order to continue operating, to drastically curtail their dining options or to cease operations entirely. Currently, there is no vaccine for COVID-19, and it remains unclear when and to what extent the COVID-19 pandemic will fully abate.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has and will continue to adversely impact our sales and liquidity (in particular, decreases in restaurant, hospitality and education case volume). In mid-March 2020, the operations of our restaurant, hospitality and education customers were suddenly and significantly disrupted by the spread of COVID-19 and the corresponding decline in consumer demand for food prepared away from home. Since that time, many of our customers were required by governmental authorities to temporarily close locations or only offer limited dining options such as carryout and delivery in an effort to reduce the spread of COVID-19, while others temporarily closed locations voluntarily or ceased operations entirely due to decreased consumer demand. While many of these government mandates started to loosen in May and June 2020 to varying degrees, restrictions still remain in place.
The negative impact of COVID-19 led to a significant decline in net sales and total case volumes for the 13 weeks and 26 weeks ended June 27, 2020. Total case volumes were down approximately 28.0% and 12.6% for the 13 weeks and 26 weeks ended June 27, 2020, respectively, compared to the prior year. As further described below, our gross profit, net income and Adjusted EBITDA also decreased on a year over year basis as the Company worked to adjust its cost structure in line with the reduced level of sales.

Recent Activity and Sector Perspectives
We are optimistic about the long-term prospects for our business. US Foods operates in a large and essential industry with a highly diversified set of end consumers. While our core customer groups (such as restaurants, hospitality and education) have been significantly affected by the effects of the COVID-19 pandemic, other customer groups (such as healthcare, government, retail and cash and carry) have been less significantly affected. Although the timetable for returning to normalcy is unknown, we believe that our case volumes will increase over time as the effects of the COVID-19 pandemic slowly dissipate, consumer demand for food prepared away from home increases, educational institutions such as colleges and universities re-open their campuses, and the hospitality industry recovers.
As one of the larger companies in our industry, we believe we are well positioned for long-term success as the fragmented nature of our industry and the current environment create new opportunities for companies with the size and resources of US Foods. We believe we are differentiated from many of our competitors on a number of fronts including our national footprint, diversified omni-channel platform, strong technology capabilities and value-added service offerings, all of which have allowed us to continue to serve our customers under these unprecedented conditions. During these difficult times, we are proactively supporting our customers by helping our restaurant and hospitality customers adapt to social distancing restrictions with tools and resources to build and manage carryout and delivery capabilities. In light of the COVID-19 pandemic, we have developed additional innovative services, such as customer education webinars on the CARES Act (defined below), assistance with recovery plans for location re-openings, and the creation of unique pantry kits to allow restaurants to continue servicing consumers. During the 13 weeks ended June 27, 2020, our customer initiatives have resulted in over 15,000 unique, live webinar attendees, over 8,600 one-on-one customer consultations and over 3,000 one-on-one CARES Act (as defined below) consultations. Our product development efforts remain in full force and we continue to deliver product innovations that resonate with our customers. During June 2020, we also distributed over 20,000 reopening kits to independent restaurant owners to help support restaurant reopening efforts in communities across the U.S. In addition, we are working with many of our customers to provide them with repayment plans to enable them to continue to purchase products from us as they pay down their balances on outstanding invoices.
In response to the COVID-19 pandemic and ensuing decrease in total case volume, we have decisively modified our business strategy and cost structure. We have taken a number of steps to secure new retail partnerships, reduce operating costs and strengthen our liquidity position during this time, including:

•
actively managing our variable costs (which represent a large majority of our operating expenses), through a combination of temporary furloughs, reductions in compensation and reduction in the size of our sales force to better align our cost structure with current case volumes;

•	improving working capital by temporarily extending terms with vendors while focusing on receivables collection; and

•	managing capital expenditures effectively, including pausing construction on new facilities and significantly limiting non-essential maintenance and information technology projects.
We also have the ability to take further cost reduction actions depending upon the duration of the COVID-19 pandemic and its impact on our business, results of operations and financial condition. Even so, there is no certainty that such measures, or any additional actions that we may take in the future, will be successful in mitigating the impact of the pandemic on our business, results of operations or financial condition.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to deferment of employer-side social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and federally backed loans to qualifying small-businesses. US Foods has benefited from certain provisions under the aforementioned CARES Act and many of our customers are benefiting from the federally backed small business loan program.
The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations or financial condition will ultimately be impacted. In particular, we cannot predict the extent to which the COVID-19 pandemic will affect our business, results of operation or financial condition in the long term because the duration and severity of the pandemic and its negative impact on the economy (including our customers) is unclear. The impact of the COVID-19 pandemic on us will also be dependent on: the resiliency of the restaurant and hospitality industry and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, social distancing requirements, required closures of non-essential businesses and aid and economic stimulus efforts; and any prolonged economic recession resulting from the pandemic. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to resume consumption of food away from home on a regular basis, travel and attend sporting and other events. This may not occur until well after the pandemic abates and the broader economy begins to improve.
As expected, the COVID-19 pandemic impacted our financial performance for the 13 weeks ended June 27, 2020 much more significantly than it impacted the 13 weeks ended March 28, 2020, primarily because the impact of the outbreak only manifested itself during the last two to three weeks of the first quarter of 2020. We expect the pandemic and its effects to continue to have a significant adverse impact on our business, financial condition and results of operations for the duration of the pandemic and, if the subsequent economic recovery is slow and gradual, throughout substantial portions of that recovery.

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
Highlights
Financial Highlights—Total case volume for the 13 weeks and 26 weeks ended June 27, 2020 decreased 28.0% and 12.6%, respectively, and independent restaurant case volume decreased 32.1% and 16.6%, respectively, for those same periods. Net sales decreased $1,883 million, or 29.2%, and $1,575 million, or 12.6% for the 13 weeks and 26 weeks ended June 27, 2020, respectively. The negative impact of COVID-19 on case volumes was partially offset by contributions from the Food Group and Smart Foodservice acquisitions. Contributions to aggregate net sales from the Food Group and Smart Foodservice acquisitions were $732 million and $1,386 million for the 13 weeks and 26 weeks ended June 27, 2020, respectively. Net sales for the Food Group and Smart Foodservice were also impacted by the COVID-19 pandemic, albeit to different degrees.
Gross profit decreased $471 million, or 41.2%, to $671 million for the 13 weeks ended June 27, 2020 and decreased $457 million, or 20.8%, to $1,737 million for the 26 weeks ended June 27, 2020, primarily as a result of the negative impact of COVID-19 on case volume, and product donations and inventory adjustments, partially offset by contributions from the Food Group and Smart Foodservice acquisitions.
As a percentage of net sales, gross profit was 14.7% for the 13 weeks ended June 27, 2020, compared to 17.7% for the prior year period and was 15.9% for the 26 weeks ended June 27, 2020, compared to 17.6% for the prior year period.
Total operating expenses decreased $218 million, or 23.0%, to $730 million for the 13 weeks ended June 27, 2020. The decrease was primarily due to the negative impact of COVID-19 on case volume and the related impact of cost actions put in place at the end of March 2020. Additionally, during the 13 weeks ended March 28, 2020, the Company recorded an incremental reserve of $170 million for the provision for doubtful accounts, of which, $75 million was reversed during the 13 weeks ended June 27, 2020, based on better than anticipated collection of our accounts receivable. These decreases were partially offset by the inclusion of operating expenses from the Food Group and Smart Foodservice acquisitions. Total operating expenses increased $53 million, or 2.8%, to $1,922 million for the 26 weeks ended June 27, 2020, primarily as a result of a higher provision for doubtful accounts due to the impact of COVID-19, operating expenses from the Food Group and Smart Foodservice acquisitions, and other acquisition and integration related costs, which were partially offset by the impact of lower case volume due to COVID-19 and the impact of cost actions put in place at the end of March 2020.
Smart Foodservice Acquisition—On April 24, 2020, USF completed the acquisition of Smart Foodservice. Total consideration paid at the closing of the acquisition was $973 million (net of cash acquired), and is subject to certain customary post-closing adjustments. The acquisition of Smart Foodservice expands the Company’s cash and carry business into the West and Northwest parts of the U.S. The assets, liabilities and results of operations of Smart Foodservice have been included in our consolidated financial statements since the date the acquisition was completed.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Consolidated Statements of Operations Data:
Net sales	$4,560	$6,443	$10,899	$12,474
Cost of goods sold	3,889	5,301	9,162	10,280
Gross profit	671	1,142	1,737	2,194
Operating expenses:
Distribution, selling and administrative costs	714	948	1,906	1,869
Restructuring costs	16	—	16	—
Total operating expenses	730	948	1,922	1,869
Operating (loss) income	(59)	194	(185)	325
Other income—net	(4)	(2)	(10)	(4)
Interest expense—net	63	42	115	84
(Loss) income before income taxes	(118)	154	(290)	245
Income tax (benefit) provision	(26)	38	(66)	58
Net (loss) income	$(92)	$116	$(224)	$187
Percentage of Net Sales:
Gross profit	14.7%	17.7%	15.9%	17.6%
Operating expenses	16.0%	14.7%	17.6%	15.0%
Operating (loss) income	(1.3)%	3.0%	(1.7)%	2.6%
Net (loss) income	(2.0)%	1.8%	(2.1)%	1.5%
Adjusted EBITDA(1)	1.9%	5.0%	2.4%	4.4%
Other Data:
Cash flows—operating activities	$832	$240	$770	$394
Cash flows—investing activities	(1,022)	(41)	(1,096)	(102)
Cash flows—financing activities	781	(194)	1,904	(300)
Capital expenditures	52	49	131	110
EBITDA(1)	51	287	32	502
Adjusted EBITDA(1)	88	320	265	552
Adjusted net (loss) income available to common shareholders(1)	(54)	147	(22)	235
Free cash flow(2)	780	191	639	284

(1)
EBITDA is defined as net (loss) income, plus interest expense—net, income tax provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) restructuring costs; (2) share-based compensation expense; (3) the non-cash impact of LIFO reserve adjustments; (4) business transformation costs; and (5) other gains, losses, or charges as specified in the agreements governing our indebtedness. Adjusted net income available to common shareholders is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items and Series A convertible preferred stock dividends. Effective as of the fiscal third quarter 2019, we revised the definition of Adjusted net income available to common shareholders to also exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation. EBITDA, Adjusted EBITDA, and Adjusted net income available to common shareholders as presented in this Quarterly Report are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net (loss) income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

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

Non-GAAP Reconciliations
We provide EBITDA, Adjusted EBITDA, Adjusted net income available to common shareholders and Free cash flow as supplemental measures to GAAP financial measures regarding our operating performance and liquidity. These non-GAAP financial measures, as defined above, exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.
We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because they exclude amounts that we do not consider part of our core operating results when assessing our performance.
We believe that Adjusted net income available to common shareholders is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, interest expense, income taxes and Series A convertible preferred stock dividends on a consistent basis from period to period. We believe that Adjusted net income available to common shareholders may be used by investors, analysts and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.
Management uses these non-GAAP financial measures (1) to evaluate our historical and prospective financial performance as well as our performance relative to our competitors as they assist in highlighting trends, (2) to set internal sales targets and spending budgets, (3) to measure operational profitability and the accuracy of forecasting, (4) to assess financial discipline over operational expenditures, and (5) as an important factor in determining variable compensation for management and employees. EBITDA and Adjusted EBITDA are also used in connection with certain covenants and activity restrictions under the agreements governing our indebtedness. We also believe these and similar non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry. EBITDA, Adjusted EBITDA and Adjusted net income available to common shareholders are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP.
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
We caution readers that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, Adjusted net income available to common shareholders, and Free cash flow may not be the same as similar measures used by other companies. Not all companies and analysts calculate EBITDA, Adjusted EBITDA, Adjusted net income available to common shareholders or Free cash flow in the same manner. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by presenting the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures.

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income available to common shareholders and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income available to common shareholders	$(97)	$116	$(229)	$187
Series A convertible preferred stock dividends (see Note 18)	5	—	5	—
Net (loss) income	(92)	116	(224)	187
Interest expense—net	63	42	115	84
Income tax (benefit) provision	(26)	38	(66)	58
Depreciation expense	87	81	169	153
Amortization expense	19	10	38	20
EBITDA	51	287	32	502
Adjustments:
Restructuring costs(1)	16	—	16	—
Share-based compensation expense(2)	12	9	19	15
LIFO reserve change(3)	19	14	6	12
Business transformation costs(4)	2	2	8	3
COVID-19 bad debt (benefit) expense(5)	(75)	—	95	—
COVID-19 product donations and inventory adjustments(5)	40	—	40	—
COVID-19 other related expenses(5)	11	—	11	—
Business acquisition and integration related costs and other(6)	12	8	38	20
Adjusted EBITDA	88	320	265	552
Depreciation expense(7)	(87)	(81)	(169)	(153)
Interest expense—net	(63)	(42)	(115)	(84)
Income tax provision, as adjusted(7)(8)	13	(50)	2	(80)
Series A convertible preferred stock dividends (see Note 18)	(5)	—	(5)	—
Adjusted net (loss) income available to common shareholders(7)	$(54)	$147	$(22)	$235
Free cash flow
Cash flows from operating activities	$832	$240	$770	$394
Capital expenditures	(52)	(49)	(131)	(110)
Free cash flow	$780	$191	$639	$284

(1)	Consists primarily of severance and related costs and organizational realignment costs.

(2)	Share-based compensation expense for stock and option awards and discounts provided under employee stock purchase plan.

(3)	Represents the non-cash impact of LIFO reserve adjustments.

(4)	Consists primarily of costs related to significant process and systems redesign across multiple functions.

(5)	Includes COVID-19 related gains, losses or costs as specified under the agreements governing our indebtedness.

(6)
Includes: (i) Smart Foodservice acquisition and integration related costs of $10 million and $20 million for the 13 weeks and 26 weeks ended June 27, 2020, respectively; (ii) Food Group acquisition and integration related costs of $4 million and $19 million for the 13 weeks and 26 weeks ended June 27, 2020, respectively, and $8 million and $18 million for the 13 weeks and 26 weeks ended June 29, 2019, respectively; and (iii) gains, losses or costs as specified under the agreements governing our indebtedness.

(7)
Effective as of the fiscal third quarter 2019, we revised the definition of Adjusted net income available to common shareholders to also exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation.

(8)
Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted net income available to common shareholders and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and excess tax benefits associated with share-based compensation. The tax effect of pre-tax items excluded from Adjusted net income is computed using a corporate income tax rate after considering the impact of permanent differences and valuation allowances.

A reconciliation between the GAAP income tax (benefit) provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
GAAP income tax (benefit) provision	$(26)	$38	$(66)	$58
Tax impact of pre-tax income adjustments(1)	15	10	69	17
Discrete tax items	(2)	2	(5)	5
Income tax provision, as adjusted	$(13)	$50	$(2)	$80

(1)
Effective as of the fiscal third quarter 2019, we revised the definition of Adjusted net income available to common shareholders to exclude the effect of intangible asset amortization expense. Prior year amounts have been revised to conform with the current year presentation

Comparison of Results
13 Weeks Ended June 27, 2020 and June 29, 2019
Highlights

•
Total case volume decreased 28.0% and independent restaurant case volume decreased 32.1%, reflecting the negative impact of COVID-19 on case volumes, partially offset by contributions from the Food Group and Smart Foodservice in 2020.

•	Net sales decreased $1,883 million, or 29.2%, to $4,560 million in 2020.

•	Operating loss was $59 million in 2020, compared to operating income of $194 million in 2019.

•	Net loss was $92 million in 2020, compared to net income of $116 million in 2019.

•	Adjusted EBITDA decreased $232 million, or 72.5%, to $88 million in 2020. As a percentage of net sales, Adjusted EBITDA was 1.9% in 2020, compared to 5.0% in 2019.
Net Sales
Total case volume decreased 28.0% in 2020. The negative impact of COVID-19 on case volumes was partially offset by contributions from the Food Group and Smart Foodservice acquisitions. Organic case volume decreased 40.2% and organic independent restaurant case volume decreased 42.1%.
Net sales decreased $1,883, or 29.2%, to $4,560 million in 2020, comprised of a $1,797 million, or 28.0%, decrease in case volume and a $86 million, or 1.2%, decrease in the overall net sales rate per case. The decrease in net sales rate per case of 1.2% primarily reflects changes in our product mix. Sales of private brands represented approximately 35% of net sales in both 2020 and 2019. The Food Group and Smart Foodservice contributed aggregate net sales of $732 million in 2020.
Gross Profit
Gross profit decreased $471 million, or 41.2%, to $671 million in 2020, primarily as a result of the negative impact of COVID-19 on case volume, $40 million of product donations and inventory adjustments, and unfavorable year-over-year LIFO adjustments, and was partially offset by contributions from the Food Group and Smart Foodservice acquisitions. Our LIFO method of inventory costing resulted in an expense of $19 million in 2020 compared to expense of $14 million in 2019. Gross profit as a percentage of net sales was 14.7% in 2020, compared to 17.7% in 2019.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs, decreased $218 million or 23.0%, to $730 million in 2020. Operating expenses as a percentage of net sales were 16.0% in 2020, compared to 14.7% in 2019. The decrease in operating expenses is primarily due to the negative impact of COVID-19 on case volume and the related impact of cost actions put in place at the end of March 2020, and a $75 million reduction in the provision for doubtful accounts as a result of more favorable than anticipated collection of our pre-COVID accounts receivable. These decreases were partially offset by operating expenses for the Food Group and Smart Foodservice acquisitions of $118 million in the aggregate and $16 million of restructuring costs associated with a sales force reduction due to the negative impact of COVID-19 on case volume.
Operating (Loss) Income
Our operating loss was $59 million in 2020, compared to operating income of $194 million in 2019. The decrease in operating income was due to the factors discussed in the relevant sections above.

Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $4 million and $2 million in 2020 and 2019, respectively. The increase in other income—net in 2020 is primarily due to the improved funded status of our defined benefit pension plan as of December 28, 2019.
Interest Expense—Net
Interest expense—net increased $21 million to $63 million in 2020, primarily due to an increase in our indebtedness to finance the Food Group and Smart Foodservice acquisitions and to strengthen our liquidity position, which were partially offset by a decrease in benchmark interest rates in 2020 compared to 2019.
Income Taxes
For the 13 weeks ended June 27, 2020, our effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included tax expense of $2 million primarily related to an increase in unrecognized tax benefit. For the 13 weeks ended June 29, 2019, our effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation.
Net (Loss) Income
Our net loss was $92 million in 2020, compared to net income of $116 million in 2019. The decrease in net income was due to the relevant factors discussed above.

26 Weeks Ended June 27, 2020 and June 29, 2019
Highlights

•
Total case volume decreased 12.6% and independent restaurant case volume decreased 16.6%, reflecting the negative impact of COVID-19 on case volumes, partially offset by contributions from Smart Foodservice and the Food Group in 2020.

•	Net sales decreased $1,575 million, or 12.6%, to $10,899 million in 2020.

•	Operating loss was $185 million in 2020, compared to operating income of $325 million in 2019.

•	Net loss was $224 million in 2020, compared to net income of $187 million in 2019.

•	Adjusted EBITDA decreased $287 million, or 52.0%, to $265 million in 2020. As a percentage of net sales, Adjusted EBITDA was 2.4% in 2020, compared to 4.4% in 2019.

Net Sales
Total case volume decreased 12.6% in 2020. The decrease was due to the negative impact of COVID-19 on case volumes which was partially offset by contributions from the Food Group and Smart Foodservice. Organic case volume decreased 24.1% and organic independent restaurant case volume decreased 25.4%.
Net sales decreased $1,575 million, or 12.6%, to $10,899 million in 2020, primarily due to a decrease in case volume. The overall net sales rate per case was flat year-over-year. Sales of private brands represented approximately 35% of net sales in both 2020 and 2019. The Food Group and Smart Foodservice acquisitions contributed aggregate net sales of $1,386 million in 2020.
Gross Profit
Gross profit decreased $457 million, or 20.8%, to $1,737 million in 2020, primarily as a result of the negative impact of COVID-19 on case volume and $40 million of product donations and inventory adjustments, and was partially offset by contributions from the Food Group and Smart Foodservice and favorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in an expense of $6 million in 2020 compared to expense of $12 million in 2019. Gross profit as a percentage of net sales was 15.9% in 2020, compared to 17.6% in 2019.

Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs, increased $53 million or 2.8%, to $1,922 million in 2020. Operating expenses as a percentage of net sales were 17.6% in 2020, compared to 15.0% in 2019. The increase in operating expenses included the inclusion of operating expenses for the Food Group and Smart Foodservice acquisitions of $223 million, a $95 million increase in the provision for doubtful accounts due to the estimated impact of COVID-19 on the collectability of accounts receivable, a $20 million increase in acquisition and integration related costs, and $16 million of restructuring costs associated with a sales force reduction due to the negative impact of COVID-19 on case volume.
Operating (Loss) Income
Our operating loss was $185 million in 2020, compared to operating income of $325 million in 2019. The decrease in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $10 million and $4 million in 2020 and 2019, respectively. The increase in other income—net in 2020 is primarily due to the improved funded status of our defined benefit pension plan as of December 28, 2019.
Interest Expense—Net
Interest expense—net increased $31 million to $115 million in 2020, primarily due to an increase in our indebtedness to finance the Food Group and Smart Foodservice acquisitions and to strengthen our liquidity position, which were partially offset by a decrease in benchmark interest rates in 2020 compared to 2019.
Income Taxes
For the 26 weeks ended June 27, 2020, our effective income tax rate of 23.0% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included tax expense of $2 million primarily related to an increase in an unrecognized tax benefit and tax expense of $2 million, primarily related to a tax benefit shortfall associated with share-based compensation. For the 26 weeks ended June 29, 2019, our effective income tax rate of 24.0% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to the reduction of an unrecognized tax benefit following a lapse of the statute of limitations and a tax benefit of $3 million, primarily related to excess tax benefits associated with share-based compensation.
Net (Loss) Income
Our net loss was $224 million in 2020, compared to net income of $187 million in 2019. The decrease in net income was due to the relevant factors discussed above.

Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements.
In response to the impact of the COVID-19 pandemic, in March 2020 we borrowed an aggregate of $300 million under the former ABS Facility and $700 million under the ABL Facility. These borrowings were made for the purpose of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the COVID-19 pandemic. We have taken additional action during the 13 week period ended June 27, 2020 to finance the Smart Foodservice acquisition and further strengthen our liquidity. In particular:

•
on April 24, 2020, we borrowed an aggregate principal amount of $700 million under the 2020 Incremental Term Loan Facility, the proceeds of which were used to finance, in part, the Smart Foodservice acquisition;

•
on April 28, 2020, we issued an aggregate principal amount of $1.0 billion of 6.25% Secured Notes due 2025, the proceeds of which were used to repay $400 million in principal amount of the 2020 Incremental Term Loan Facility and the balance of the net proceeds has been and will be used for general corporate purposes;

•
on May 1, 2020, we used $542 million of cash on hand to repay all of our outstanding borrowings under the ABS Facility in full and terminated the ABS Facility; in connection with the repayment and termination of the ABS Facility, we transitioned the accounts receivable that secured the ABS Facility to the collateral pool that secures the ABL Facility;

•
on May 4, 2020, we entered into an amendment to the credit agreement governing the ABL Facility pursuant to which certain of our lenders agreed to increase their aggregate commitments by $390 million to a total commitment of $1,990 million; and

•
on May 6, 2020, we completed the issuance and sale of 500,000 shares of our Series A Preferred Stock to KKR for an aggregate price of $500 million, the proceeds of which were used for working capital and general corporate purposes.

After giving effect to the transactions described above, we believe that we will have sufficient liquidity to fund our operations and meet ordinary course obligations through 2021 even if total case volumes decline to the levels seen in April of this year and remained at that level until the middle of 2021. We cannot, however, assure you that this will be the case. We may pursue additional capital raise transactions at some point in the future if we determine that it would be advisable to further strengthen our liquidity position. We make no assurance, however, that we will be able to raise any additional capital in the future on satisfactory terms or at all. Our continued access to sources of liquidity depends on multiple factors, including economic conditions, the condition of financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. A rating agency announced a downgrade to our credit ratings in May 2020. Our access to additional capital and the cost of any future financing transactions could be negatively impacted by this downgrade or any future downgrade or if financing sources were to ascribe higher credit risk to us or our industry. In addition, the effect of COVID-19 on the capital markets could significantly impact our future cost of borrowing and the availability of additional capital to us.
Indebtedness
The aggregate carrying value of our indebtedness was $6,214 million, net of $66 million of unamortized deferred financing costs, as of June 27, 2020.
As discussed above, on May 1, 2020 we terminated the ABS Facility and transitioned the accounts receivable that secured the ABS Facility to the collateral pool that secures the ABL Facility and, on May 4, 2020, we entered into an amendment to our ABL Facility which increased the aggregate commitments by $390 million to a total commitment of $1,990 million. This transition increases the size of the borrowing base under the ABL Facility. We had an aggregate of $400 million of loans and $252 million of letters of credit outstanding under the ABL Facility as of June 27, 2020. There was remaining capacity of $1,275 million under the ABL Facility based on our borrowing base as of June 27, 2020.
The Initial Term Loan Facility had a carrying value of $2,114 million, net of $3 million of unamortized deferred financing costs, as of June 27, 2020. The 2019 Incremental Term Loan Facility had a carrying value of $1,460 million, net of $33 million of unamortized deferred financing costs, as of June 27, 2020. The 2020 Incremental Term Loan Facility had a carrying value of $288 million, net of $12 million of unamortized deferred financing costs, as of June 27, 2020.
The Secured Notes had a carrying value of $986 million, net of $14 million of unamortized deferred financing costs, as of June 27, 2020. The Unsecured Senior Notes had a carrying value of $596 million, net of $4 million of unamortized deferred financing costs, as of June 27, 2020. We also had $362 million of obligations under financing leases for transportation equipment and building leases as of June 27, 2020.
We believe that the combination of cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.3 billion of restricted payment capacity under these covenants and approximately $2.7 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of June 27, 2020.
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

Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	26 Weeks Ended
	June 27, 2020	June 29, 2019

Net (loss) income	$(224)	$187
Changes in operating assets and liabilities	696	15
Other adjustments	298	192
Net cash provided by operating activities	770	394
Net cash used in investing activities	(1,096)	(102)
Net cash provided by (used in) financing activities	1,904	(300)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,578	(8)
Cash, cash equivalents and restricted cash—beginning of period	98	105
Cash, cash equivalents and restricted cash—end of period	$1,676	$97
Operating Activities
Our net loss was $224 million in 2020, compared to net income of $187 million in 2019. The decrease in net income was due to the relevant factors discussed above.
Cash flows provided by operating activities was $770 million for the 26 weeks ended June 27, 2020, compared to cash flows provided by operating activities of $394 million for the 26 weeks ended June 29, 2019. The year-over-year increase was primarily attributable to the Company's reduced working capital requirements resulting from lower case volume and lower inventories driven by the impact of COVID-19, along with the Company's working capital initiatives of temporarily extending payment terms with vendors and increased collection efforts on accounts receivable. These working capital improvements were partially offset by the decline in operating results, driven by the impact of COVID-19.
Investing Activities
Cash flows used in investing activities for the 26 weeks ended June 27, 2020 included the $973 million cash purchase price for the acquisition of Smart Foodservice. Cash flows used in investing activities in the 26 weeks ended June 27, 2020 and June 29, 2019 included cash expenditures of $131 million and $110 million, respectively, on property and equipment for fleet replacement and investments in information technology, as well as new construction and/or expansion of distribution facilities.
Financing Activities
Cash flows provided by financing activities for the 26 weeks ended June 27, 2020 included aggregate borrowings of $700 million under the 2020 Incremental Term Loan Facility, the proceeds of which were used to finance, in part, the Smart Foodservice acquisition, proceeds of $1.0 billion from the issuance of the Secured Notes and $491 million of net proceeds from the issuance and sale of 500,000 shares of our Series A Preferred Stock. Cash flows provided by financing activities in the 26 weeks ended June 27, 2020 also included net borrowings of $210 million under our revolving credit facilities and $71 million of scheduled payments under our non-revolving debt and financing leases. We borrowed an aggregate of $1 billion under our revolving credit facilities in March 2020 for the purposes of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the COVID-19 pandemic. We used part of the proceeds from the issuance of the Secured Notes to repay $400 million in principal amount of the 2020 Incremental Term Loan Facility and we used $542 million of cash on hand to repay all of our outstanding borrowings under the terminated ABS Facility. We incurred approximately $33 million of lender fees and third-party costs in connection with our financing actions. Financing activities for the 26 weeks ended June 27, 2020 also included $11 million of proceeds received from stock purchases under our employee stock purchase plan and $1 million of proceeds from the exercise of employee stock options, which were partially offset by $5 million of employee tax withholdings paid in connection with the vesting of equity awards.
Cash flows used in financing activities of $300 million in the 26 weeks ended June 29, 2019 included $247 million of net payments under our revolving credit facilities and $65 million of scheduled payments under our non-revolving debt and financing leases. Financing activities for the 26 weeks ended June 29, 2019 also included $11 million of proceeds received from the exercise of employee stock options and $10 million of proceeds from stock purchases under our employee stock purchase plan, which were partially offset by $5 million of employee tax withholdings paid in connection with the vesting of equity awards.

Retirement Plans

See Note 16, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.
Off-Balance Sheet Arrangements
We had entered into $222 million of letters of credit in favor of certain commercial insurers to secure obligations with respect to our self-insurance programs, primarily under the ABL Facility as of June 27, 2020. Additionally, we entered into $36 million of letters of credit to secure obligations with respect to certain of our real estate leases, primarily under the ABL Facility, and $1 million of letters of credit for other obligations.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
The following table presents information about our significant contractual obligations as of June 27, 2020 that affect our liquidity and capital needs. The table includes information about payments due under specified contractual obligations and the maturity profile of our consolidated debt, operating leases and other long-term liabilities. The table reflects the impact of our financing actions and the acquisition of the Smart Foodservice on April 24, 2020 on our contractual obligations as of June 27, 2020.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Recorded Contractual Obligations:
Debt, including financing lease obligations	$6,280	$138	$2,285	$2,393	$1,464
Operating lease obligations	426	58	111	75	182
Self-insured liabilities(1)	180	47	49	24	60
Pension plans and other postretirement benefits contributions(2)	7	1	2	2	2
Unrecorded Contractual Obligations:
Interest payments on debt(3)	1,090	248	477	301	64
Multiemployer contractual minimum pension contributions(4)	14	4	8	2	—
Purchase obligations(5)	1,708	1,655	44	9	—
Total contractual cash obligations	$9,705	$2,151	$2,976	$2,806	$1,772

(1)	Represents the estimated undiscounted payments on our self-insurance programs for general, fleet and workers compensation liabilities. Actual payments may differ from these estimates.

(2)
Represents estimated contributions and benefit payments for Company sponsored pension and other postretirement benefit plans. Estimates beyond fiscal year 2020 are not available for the Company's defined benefit pension plan.

(3)
Represents future interest payments on fixed rate debt, financing leases and $3.6 billion of variable rate debt at interest rates as of June 27, 2020. The amounts shown in the table include interest payments under interest rate swap agreements.

(4)	Represents minimum contributions to the Central States Teamsters Southeast and Southwest Area Pension Fund through 2023.

(5)
Represents purchase obligations for purchases of product in the normal course of business, for which all significant terms have been confirmed, information technology commitments and forward fuel and electricity purchase obligations. The balance does not include fiscal year 2020 capital additions.

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 26 weeks ended June 27, 2020.

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
After considering interest rate swaps that fixed the interest rate on $733 million of the principal amounts of our Initial Term Loan Facility, approximately 58% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as of June 27, 2020. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $36 million per year (see Note 13, Debt, in our consolidated financial statements). As was announced in July 2017, the use of LIBOR is intended to be phased out by the end of 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
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
Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and using fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. We had diesel fuel forward purchase commitments totaling $88 million through September 2021 as of June 27, 2020. These lock in approximately 76% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates unless contracted for at a fixed price or hedged at a later date. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $3 million in additional fuel cost on such uncommitted volumes through September 2021.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2020.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2020 excluded internal control over financial reporting for the Food Group, which was acquired on September 13, 2019, and Smart Foodservice, which was acquired on April 24, 2020.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information relating to legal proceedings, see Note 22, Commitments and Contingencies, in our consolidated financial statements.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2019 Annual Report, as updated and supplemented below, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and in the 2019 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
The negative impact of the COVID-19 pandemic led to a significant decline in net sales and total case volumes during the 13 weeks and 26 weeks ended June 27, 2020. Total case volumes were down approximately 28.0% and 12.6% for the 13 weeks and 26 weeks ended June 27, 2020, respectively, compared to the prior year. Because the COVID-19 situation is fluid and continues to evolve and because the duration and severity of the COVID-19 pandemic and its continued negative impact on the economy is unclear, it is difficult to forecast the impacts on our future results. We currently expect that the COVID-19 outbreak and its effects will continue to have a significant adverse impact on our business, financial condition and results of operations for the duration of the pandemic and, if the subsequent economic recovery is slow and gradual, throughout substantial portions of that recovery.
To the extent the COVID-19 pandemic adversely affects the business and financial results of us and our customers, it may also have the effect of heightening many of the other risks included in the 2019 Annual Report.
The COVID-19 pandemic has had and will have a significant negative impact on our liquidity position and we expect that the impact will continue until the pandemic and any related negative economic effects abate.
The COVID-19 pandemic has resulted in a substantial disruption in many of our customers’ operations (including the limitation of dining options and the temporary closure of many restaurant, hospitality and education customers’ locations) and has significantly reduced the demand for our products and services. Sustained disruption in our customers’ operations as a result of the COVID-19 pandemic will have a significant negative effect on our customers’ financial condition and, as a result, will adversely impact our business, financial condition and results of operations. We have recently experienced some deterioration in the collectability of our existing accounts receivable and a decrease in the generation of new accounts receivable. If the COVID-19 pandemic persists for a prolonged period of time, we may experience further deterioration in the collectability of our existing accounts receivable and a continued decrease in the generation of our accounts receivable, which could adversely affect our cash flows and results of operations and require an increased level of working capital. In addition, our ability to borrow under the ABL Facility is subject to a borrowing base limitation that is based on certain criteria, including the amount and collectability of new accounts receivable. Thus, a decline in the amount and collectability of our accounts receivable not only adversely affects our cash flows and results of operations, but also reduces our access to additional liquidity due its negative impact on the borrowing base of the ABL Facility. Furthermore, due to the negative impact that the COVID-19 pandemic had on our Adjusted EBITDA in the current period and is expected to have on our future quarterly periods, we anticipate that our future ability to incur additional indebtedness under the incurrence “baskets” of our debt agreements that are based on a leverage ratio or coverage ratio calculation will be constrained.
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

As a result of its Series A Preferred Stock investment, KKR owns a substantial portion of our equity and its interests may not be aligned with yours.

As a result of its Series A Preferred Stock investment, KKR owns approximately 9.5% of our Common Stock on an as-converted basis and has the right to designate one director to our board of directors. As a result, KKR may have the ability to influence the outcome of certain matters relating to the Company. Circumstances may occur in which the interests of KKR could conflict with the interests of our other shareholders. For example, the existence of KKR as a significant shareholder and KKR’s board designation rights may have the effect of delaying or preventing changes in control or management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number

3.1	Certificate of Designations Designating the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current report on Form 8-K filed with the SEC on May 6, 2020).

4.1
Indenture, dated as of April 28, 2020, by and among US Foods, Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2020).

4.2
Notes Collateral Agreement, dated as of April 28, 2020, by and among US Foods, Inc., the subsidiary grantors party thereto and Wilmington Trust, National Association, as collateral agent (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 29, 2020).

10.1
Investment Agreement, dated April 21, 2020, by and between US Foods Holding Corp. and KKR Fresh Aggregator L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 21, 2020).

10.2
Registration Rights Agreement, dated May 6, 2020, by and between US Foods Holding Corp. and KKR Fresh Aggregator L.P. (incorporated herein by reference to Exhibit 10.1 to the Current report on Form 8-K filed with the SEC on May 6, 2020)

10.3
Eighth Amendment to the Credit Agreement, dated as of April 21, 2020, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2020).

10.4
Additional Revolving Credit Amendment and Agreement, dated as of May 4, 2020, among US Foods, Inc., the other Borrowers party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 6, 2020).

10.5
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Settlement upon Separation of Service) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan.†

10.6	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Settlement upon Vesting) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan.†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	August 4, 2020	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	August 4, 2020	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer