Form 10-Q
period 2020-09-26
US Foods Holding Corp.
filed 2020-11-02
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
220,848,627 shares of the registrant's common stock were outstanding as of October 29, 2020.

Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

• any declines in the consumption of food prepared away from home;
• the extent and duration of the negative impact of the COVID-19 pandemic on us;
• cost inflation/deflation and commodity volatility;
• competition;
• reliance on third-party suppliers and interruption of product supply or increases in product costs;
• changes in our relationships with customers and group purchasing organizations;
• our ability to increase or maintain the highest margin portions of our business;
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

• product recalls and product liability claims;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 26, 2020	December 28, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,019	$90
Accounts receivable, less allowances of $88 and $30	1,185	1,455
Vendor receivables, less allowances of $7 and $4	155	143
Inventories—net	1,314	1,432
Prepaid expenses	93	109
Assets held for sale	10	1
Other current assets	29	32
Total current assets	3,805	3,262
Property and equipment—net	2,055	2,075
Goodwill	5,644	4,728
Other intangibles—net	913	967
Other assets	379	256
Total assets	$12,796	$11,288
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$159	$222
Accounts payable	1,543	1,460
Accrued expenses and other current liabilities	521	538
Current portion of long-term debt	149	142
Total current liabilities	2,372	2,362
Long-term debt	5,638	4,594
Deferred tax liabilities	250	308
Other long-term liabilities	525	315
Total liabilities	8,785	7,579
Commitments and contingencies (Note 22)
Mezzanine equity:
Series A Convertible Preferred Stock, $0.01 par value—25 shares authorized; 0.5 and 0.0 issued and outstanding as of September 26, 2020 and December 28, 2019	496	—
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 221 and 220 issued and outstanding as of September 26, 2020 and December 28, 2019, respectively	2	2
Additional paid-in capital	2,886	2,845
Retained earnings	684	916
Accumulated other comprehensive loss	(57)	(54)
Total shareholders’ equity	3,515	3,709
Total liabilities, mezzanine equity and shareholders' equity	$12,796	$11,288
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$5,848	$6,531	$16,747	$19,005
Cost of goods sold	4,874	5,375	14,036	15,655
Gross profit	974	1,156	2,711	3,350
Operating expenses:
Distribution, selling and administrative costs	873	968	2,779	2,837
Restructuring and asset impairment charges	23	—	39	—
Total operating expenses	896	968	2,818	2,837
Operating income (loss)	78	188	(107)	513
Other (income) expense—net	(6)	1	(16)	(3)
Interest expense—net	63	43	178	127
Income (loss) before income taxes	21	144	(269)	389
Income tax provision (benefit)	13	39	(53)	97
Income (loss) from continuing operations	8	105	(216)	292
Income from discontinued operations—net of tax:	—	1	—	1
Net income (loss)	8	106	(216)	293
Other comprehensive income (loss)—net of tax:
Changes in retirement benefit obligations	—	3	1	5
Unrecognized gain (loss) on interest rate swaps	2	(1)	(4)	(15)
Comprehensive income (loss)	$10	$108	$(219)	$283
Net income (loss)	$8	$106	$(216)	$293
Series A Convertible Preferred Stock Dividends	10	—	15	—
Net (loss) income available to common shareholders	$(2)	$106	$(231)	$293
Net (loss) income per share—basic
Continuing operations	$(0.01)	$0.48	$(1.05)	$1.33
Discontinued operations	—	0.01	—	0.01
Net (loss) income per share	$(0.01)	$0.49	$(1.05)	$1.34
Net (loss) income per share—diluted:
Continuing operations	$(0.01)	$0.47	$(1.05)	$1.33
Discontinued operations	—	0.01	—	0.01
Net (loss) income per share	$(0.01)	$0.48	$(1.05)	$1.34
Weighted-average common shares outstanding
Basic	220	218	220	218
Diluted	220	220	220	219

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—December 28, 2019	220	$2	$2,845	$916	$(54)	$3,709
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	6	—	—	6
Exercise of stock options	—	—	1	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Adoption of ASU 2016-13 (Note 2 and 7)	—	—	—	(1)	—	(1)
Net loss	—	—	—	(132)	—	(132)
BALANCE—March 28, 2020	220	2	2,857	783	(60)	3,582
Share-based compensation expense	—	—	12	—	—	12
Proceeds from employee stock purchase plan	1	—	5	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(3)	—	—	(3)
Series A Convertible Preferred Stock Dividends	—	—	—	(5)	—	(5)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Net loss	—	—	—	(92)	—	(92)
BALANCE—June 27, 2020	221	2	2,871	686	(59)	3,500
Share-based compensation expense	—	—	10	—	—	10
Proceeds from employee stock purchase plan	—	—	4	—	—	4
Exercise of stock options	—	—	1	—	—	1
Series A Convertible Preferred Stock Dividends	—	—	—	(10)	—	(10)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net income	—	—	—	8	—	8
BALANCE—September 26, 2020	221	$2	$2,886	$684	$(57)	$3,515

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—December 29, 2018	217	$2	$2,780	$531	$(84)	$3,229
Share-based compensation expense	—	—	6	—	—	6
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	1	—	6	—	—	6
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Net income	—	—	—	71	—	71
BALANCE—March 30, 2019	218	2	2,795	602	(89)	3,310
Share-based compensation expense	—	—	9	—	—	9
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	1	—	5	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(3)	—	—	(3)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(8)	(8)
Net income	—	—	—	116	—	116
BALANCE—June 29, 2019	219	2	2,811	718	(96)	3,435
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	—	—	2	—	—	2
Changes in retirement benefit obligations, net of income tax	—	—	—	—	3	3
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(1)	(1)
Net income	—	—	—	106	—	106
BALANCE—September 28, 2019	219	$2	$2,825	$824	$(94)	$3,557
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)
	39 Weeks Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net (loss) income	$(216)	$293
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1)
Depreciation and amortization	316	260
Gain on disposal of property and equipment—net	(15)	(1)
Asset impairment charges	9	—
Amortization of deferred financing costs	12	3
Deferred tax (benefit) provision	(65)	7
Share-based compensation expense	29	22
Provision for doubtful accounts	80	14
Changes in operating assets and liabilities:
Decrease (increase) in receivables	182	(162)
Decrease (increase) in inventories—net	161	(22)
Decrease in prepaid expenses and other assets	30	14
Increase in accounts payable and cash overdraft liability	19	160
Decrease in accrued expenses and other liabilities	(9)	(29)
Net cash provided by operating activities of continuing operations	533	558
Net cash provided by operating activities of discontinued operations	—	1
Net cash provided by operating activities	533	559
Cash flows from investing activities:
Acquisition of businesses—net of cash	(973)	(1,829)
Proceeds from sales of assets	7	—
Proceeds from sales of property and equipment	33	9
Purchases of property and equipment	(154)	(157)
Net cash used in investing activities	(1,087)	(1,977)
Cash flows from financing activities:
Proceeds from debt borrowings	3,645	5,084
Principal payments on debt and financing leases	(2,640)	(3,654)
Net proceeds from issuance of Series A Convertible Preferred Stock	491	—
Debt financing costs and fees	(33)	(42)
Proceeds from employee stock purchase plan	15	15
Proceeds from exercise of stock options	2	13
Tax withholding payments for net share-settled equity awards	(5)	(5)
Net cash provided by financing activities	1,475	1,411
Net increase (decrease) in cash, cash equivalents and restricted cash	921	(7)
Cash, cash equivalents and restricted cash—beginning of period	98	105
Cash, cash equivalents and restricted cash—end of period	$1,019	$98
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$122	$112
Income taxes paid—net	3	116
Property and equipment purchases included in accounts payable	11	21
Leased assets obtained in exchange for financing lease liabilities	63	77
Leased assets obtained in exchange for operating lease liabilities	21	11
Cashless exercise of stock options	—	1
Paid-in-kind Series A Convertible Preferred Stock Dividends	5	—
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the relevant provisions of this standard on a prospective basis at the beginning of the third quarter of fiscal year 2020. The Company's adoption of the relevant provisions of the new standard did not materially affect the Company's financial position or results of operations.
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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, convertible debt will be accounted for as a single liability measured at its amortized cost. Additionally, the new guidance requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. This guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impacts of the provision of the new standard on our financial position, results of operation and cash flows.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of September 26, 2020 and December 28, 2019. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.2 billion and $1.5 billion as of September 26, 2020 and December 28, 2019, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these costs associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $26 million and $35 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of September 26, 2020 and December 28, 2019, respectively, and $29 million and $39 million included in other assets in the Company’s Consolidated Balance Sheets as of September 26, 2020 and December 28, 2019, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Meats and seafood	$2,069	$2,352	$5,989	$6,849
Dry grocery products	992	1,100	2,866	3,254
Refrigerated and frozen grocery products	891	1,054	2,626	3,076
Dairy	636	689	1,738	1,955
Equipment, disposables and supplies	638	628	1,768	1,822
Beverage products	309	352	876	1,029
Produce	313	356	884	1,020
Net sales	$5,848	$6,531	$16,747	$19,005

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
The following table summarizes the preliminary purchase price allocation recognized for the Smart Foodservice acquisition based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation is subject to further adjustment as additional information becomes available and final valuations are completed. There can be no assurances that these final valuations and additional analyses and studies will not result in significant changes to the preliminary estimates of fair value set forth below. Adjustments to the preliminary purchase price allocation recorded in the 13 weeks ended September 26, 2020 were immaterial to the Company's consolidated financial statements.

Preliminary Purchase Price Allocation
Accounts receivable	$5
Inventories	43
Other current assets	20
Property and equipment	85
Goodwill(1)	913
Other intangibles(2)	14
Other assets	129
Accounts payable	(39)
Accrued expenses and other current liabilities	(30)
Deferred income taxes	(7)
Other long-term liabilities, including financing leases	(160)
Cash paid for acquisition	$973
(1)    Goodwill recognized is primarily attributable to intangible assets that do not qualify for separate recognition, as well as expected synergies from the combined company. The acquired goodwill is not deductible for U.S. federal income tax purposes.
(2)    Other intangibles consist of a trade name of $14 million with an estimated useful life of approximately 1 year.
Net sales and net income for Smart Foodservice, which have been included in the Company’s Consolidated Statements of Comprehensive Income since the date the acquisition was completed, were $276 million and $8 million, respectively, for the 13 weeks ended September 26, 2020, and $484 million and $19 million, respectively, for the 39 weeks ended September 26, 2020.
Smart Foodservice acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were less than $1 million for the 13 weeks ended September 26, 2020 and $20 million for the 39 weeks ended September 26, 2020, respectively.
Food Group Acquisition—On September 13, 2019, USF completed the $1.8 billion acquisition of five foodservice companies (the “Food Group”) from Services Group of America, Inc.: Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and GAMPAC Express, Inc.
USF financed the acquisition with a new $1.5 billion incremental senior secured term loan facility under its existing term loan credit agreement, as further described in Note 13, Debt, and with borrowings under its revolving credit facilities. The assets, liabilities and results of operations of the Food Group have been included in the Company’s consolidated financial statements since the date the acquisition was completed. As a condition to receiving regulatory clearance for the acquisition from the Federal Trade Commission, USF divested three Food Group distribution facilities (the "Divested Assets") during the fourth quarter of 2019.

The following table summarizes the final purchase price allocation for the acquisition of Food Group as of September 13, 2019. Adjustments to the preliminary purchase price allocation were immaterial to the Company's consolidated financial statements.

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

(1)    Goodwill recognized is primarily attributable to intangible assets that do not qualify for separate recognition, as well as expected synergies from the combined company. The acquired goodwill is deductible for U.S. federal income tax purposes.
(2)    Other intangibles consist of customer relationships of $656 million with estimated useful lives of 15 years and indefinite-lived brand names and trademarks of $39 million.
Food Group acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $4 million and $17 million for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively, and $23 million and $35 million for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.
Pro Forma Financial Information—The following table presents the Company’s unaudited pro forma consolidated net sales, net income and earnings per share (“EPS”) for the 13 weeks and 39 weeks ended September 26, 2020 and September 28, 2019. The unaudited pro forma financial information presents the combined results of operations as if the acquisitions and related financings of Smart Foodservice and the Food Group had occurred as of December 30, 2018 and December 31, 2017, respectively, which dates represent the first day of the Company’s fiscal year prior to their respective acquisition dates.

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Pro forma net sales	$5,848	$7,498	$17,120	$21,934
Pro forma net (loss) income available to common shareholders	$(2)	$130	$(202)	$323
Pro forma net (loss) income per share:
Basic	$(0.01)	$0.59	$(0.92)	$1.48
Diluted	$(0.01)	$0.59	$(0.92)	$1.47

The unaudited pro forma financial information presented above excludes the results of operations related to the Food Group Divested Assets, as the results of operations related to the Divested Assets were reflected as discontinued operations. Unaudited pro forma net sales, net income and net income per share related to the Divested Assets for the 13 weeks and 39 weeks ended September 28, 2019 were as follows:

	13 Weeks Ended	39 Weeks Ended
	September 28, 2019	September 28, 2019
Pro forma net sales	$114	$372
Pro forma net income	$3	$6
Pro forma net income per share:
Basic	$0.02	$0.03
Diluted	$0.01	$0.03
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
5.    RESTRICTED CASH
Restricted cash primarily consists of cash on deposit with financial institutions as collateral for certain letters of credit. Cash, cash equivalents and restricted cash as presented in the Company's Consolidated Statements of Cash Flows as of September 26, 2020 and December 28, 2019 consisted of the following:

	September 26, 2020	December 28, 2019
Cash and cash equivalents	$1,019	$90
Restricted cash—included in other assets	—	8
Total cash, cash equivalents and restricted cash	$1,019	$98
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method, except for Smart Foodservice, which uses the retail method of inventory accounting. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This "links" current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $161 million and $152 million as of September 26, 2020 and December 28, 2019, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $3 million and $1 million for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively, and increased $9 million and $13 million for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively. Additionally, during the 39 weeks ended September 26, 2020, due to the impact that the COVID-19 pandemic (as further described in Note 7) had on our business, the Company incurred charges of $40 million related to inventory adjustments and product donations recorded in cost of goods sold.

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
Recent Events
In March 2020, the World Health Organization characterized a novel strain of coronavirus (“COVID-19”) as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. As of December 28, 2019, the COVID-19 pandemic had not had a significant impact on our business. However, since mid-March 2020, our business has been significantly impacted. Beginning in mid-March 2020, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions in businesses, schools and other public gathering spaces. Restrictions on public gatherings and attendance at retail or other establishments, including restaurants, and recreational, sporting and other similar venues, continue to evolve and are expected to continue to remain in effect in some capacity for the near-term. It remains unclear when and to what extent the COVID-19 pandemic will fully abate. Since mid-March 2020, the operations of our restaurant, hospitality and education customers (and our operations that are dependent upon these customers) have been significantly disrupted by the spread of COVID-19 and the corresponding sudden and significant decline in consumer demand for food prepared away from home. Due to the impact that the COVID-19 pandemic had on our customers, particularly our restaurant and hospitality customers, we significantly increased our allowance for doubtful accounts by $170 million during the 13 weeks ended March 28, 2020, of which, $75 million and $30 million was reversed during the 13 weeks ended June 27, 2020 and September 26, 2020, respectively, based on better than anticipated collection of our pre-COVID-19 accounts receivable.
A summary of the activity in the allowance for doubtful accounts for the 39 weeks ended September 26, 2020 was as follows:

Balance as of December 28, 2019	$30
Charged to costs and expenses	80
Adoption of ASU 2016-13	1
Customer accounts written off—net of recoveries	(23)
Balance as of September 26, 2020	$88
This table excludes the vendor receivable related allowance for doubtful accounts of $7 million and $4 million as of September 26, 2020 and December 28, 2019, respectively.
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
9.    ASSETS HELD FOR SALE
The Company classifies its vacant land and closed facilities as assets held for sale at the time management commits to a plan to sell the asset, the asset is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain assets may be classified as assets held for sale for more than one year while the Company continues to actively market the assets.

The change in assets held for sale for the 39 weeks ended September 26, 2020 was as follows:

Balance as of December 28, 2019	$1
Transfers in	24
Assets sold	(15)
Balance as of September 26, 2020	$10
Land previously held for future use and two excess warehouse facilities were transferred to assets held for sale during the 39 weeks ended September 26, 2020. The Company sold the land on June 30, 2020 and received cash proceeds from the sale of $32 million, resulting in a gain on sale of $17 million, which was included in distribution, selling and administrative costs in the Company's Consolidated Statement of Comprehensive Income.
10.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of September 26, 2020 and December 28, 2019, property and equipment-net included accumulated depreciation of $2,505 million and $2,298 million, respectively. Depreciation expense was $88 million and $75 million for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively and $257 million and $228 million for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.
11.    GOODWILL AND OTHER INTANGIBLES
Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. Other intangible assets include customer relationships, amortizable trade names, noncompete agreements, the brand names comprising the Company’s portfolio of exclusive brands, and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization, but are subject to impairment assessments as described below.
Customer relationships, amortizable trade names and noncompete agreements are intangible assets with definite lives and are carried at the acquired fair value, less accumulated amortization. Customer relationships, amortizable trade names and noncompete agreements are amortized over the estimated useful lives (which range from approximately 1 to 15 years). Amortization expense was $21 million and $12 million for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively and $59 million and $32 million for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.

Goodwill and other intangibles—net consisted of the following:

	September 26, 2020	December 28, 2019
Goodwill	$5,644	$4,728
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$736	$789
Accumulated amortization	(114)	(115)
Net carrying value	622	674
Trade names—amortizable:
Gross carrying amount	15	—
Accumulated amortization	(6)	—
Net carrying value	9	—
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(2)
Net carrying value	1	1
Brand names and trademarks—not amortizing	281	292
Total other intangibles—net	$913	$967
The Company assesses for impairment intangible assets with definite lives only if events occur that indicate that the carrying amount of an asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. The Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of June 28, 2020, the first day of the third quarter of fiscal year 2020. Due to the adverse impacts of the COVID-19 pandemic on forecasted earnings and the discount rate utilized in our valuation models, the Company recognized an impairment charge of $9.4 million related to two trade names acquired as part of the Food Group acquisition, which was included in restructuring and asset impairment charges in the Company's Consolidated Statement of Comprehensive Income. The Company determined the fair value of indefinite-lived intangible assets using the relief-from-royalty method, which requires assumptions such as long-term growth rates of future revenues, the royalty rate for such revenue, and a discount rate. These assumptions require significant judgment by management, and are therefore considered Level 3 inputs in the fair value hierarchy. No other impairments were noted as part of the annual impairment assessment.
The increase in goodwill and the amortizable trade name as of September 26, 2020 is attributable to the Smart Foodservice acquisition, as described in Note 4, Business Acquisitions. The net decrease in the gross carrying amount of customer relationships as of September 26, 2020 is attributable to the write-off of fully amortized intangible assets related to certain 2016 business acquisitions.
12.    FAIR VALUE MEASUREMENTS
The Company follows the accounting standards for fair value, under which fair value is a market-based measurement, not an entity-specific measurement. The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
•Level 1—observable inputs, such as quoted prices in active markets
•Level 2—observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active or inactive markets that are observable either directly or indirectly, or other inputs that are observable or can be corroborated by observable market data
•Level 3—unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

Any transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy will be recognized at the end of the reporting period in which the transfer occurs. There were no transfers between fair value levels in any of the periods presented below.
The Company’s assets and liabilities measured at fair value on a recurring basis as of September 26, 2020 and December 28, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	September 26, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$857	$—	$—	$857
Liabilities
Interest rate swaps	$—	$7	$—	$7
	December 28, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$1	$—	$1
There were no significant assets or liabilities in the Company's Consolidated Balance Sheets measured at fair value on a nonrecurring basis for the periods presented above.
Recurring Fair Value Measurements
Money Market Funds
Money market funds include highly liquid investments with an original maturity of three or fewer months. These funds are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.
Derivative Financial Instruments
The Company uses interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate Initial Term Loan Facility (as defined in Note 13, Debt).
USF has entered into four-year interest rate swap agreements expiring July 31, 2021, which collectively have a notional value of $550 million, which was reduced from $733 million on July 31, 2020. The Company pays an aggregate effective rate of 3.45% on the notional amount of the Initial Term Loan Facility covered by the interest rate swap agreements, comprised of a rate of 1.70% plus a spread of 1.75% (see Note 13, Debt).
The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties and the Company. The following table presents the balance sheet location and fair value of the interest rate swaps as of September 26, 2020 and December 28, 2019:

		Fair Value
	Balance Sheet Location	September 26, 2020	December 28, 2019
Derivatives designated as hedging instruments
Interest rate swaps	Accrued expenses and other current liabilities	$7	$—
Interest rate swaps	Other long-term liabilities	—	1
	Total liabilities	$7	$1
Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the 13 weeks and 39 weeks ended September 26, 2020 and September 28, 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended September 26, 2020
Interest rate swaps	$—	Interest expense—net	$2
For the 13 weeks ended September 28, 2019
Interest rate swaps	$—	Interest expense—net	$(1)

For the 39 weeks ended September 26, 2020
Interest rate swaps	$(8)	Interest expense—net	$4
For the 39 weeks ended September 28, 2019
Interest rate swaps	$(11)	Interest expense—net	$(4)
During the next twelve months, the Company estimates that $7 million will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, cash overdraft liability, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $5.7 billion, compared to its carrying value of $5.8 billion as of September 26, 2020. The fair value of the Company’s total debt approximated its carrying value of $4.7 billion as of December 28, 2019.
The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Notes”) was $1.0 billion as of September 26, 2020. The fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “Unsecured Senior Notes”), was $601 million and $619 million as of September 26, 2020 and December 28, 2019, respectively. Fair value of both the Secured Notes and the Unsecured Senior Notes is based upon the closing market prices on the respective dates, and is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

13.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of September 26, 2020	September 26, 2020	December 28, 2019
ABL Facility	May 31, 2024	—%	$—	$—
ABS Facility(1)	—	—	—	190
Initial Term Loan Facility (net of $3 and $4 of unamortized deferred financing costs, respectively)	June 27, 2023	1.91%	2,109	2,125
2019 Incremental Term Loan Facility (net of $31 and $35 of unamortized deferred financing costs, respectively)	September 13, 2026	3.07%	1,458	1,465
2020 Incremental Term Loan Facility (net of $12 of unamortized deferred financing costs)	April 24, 2025	4.25%	287	—
Senior Secured Notes (net of $14 of unamortized deferred financing costs)	April 15, 2025	6.25%	986	—
Unsecured Senior Notes (net of $4 of unamortized deferred financing costs)	June 15, 2024	5.875%	596	596
Obligations under financing leases	2020–2030	1.63% - 6.17%	343	352
Other debt	2021–2031	5.75% - 9.00%	8	8
Total debt			5,787	4,736
Current portion of long-term debt(2)			(149)	(142)
Long-term debt			$5,638	$4,594
(1)    The ABS Facility was paid in full on May 1, 2020 and subsequently terminated as further discussed below.
(2)    The current portion of long-term debt as of September 26, 2020 and December 28, 2019 for the Initial Term Loan Facility, the 2019 Incremental Term Loan Facility and the 2020 Incremental Term Loan Facility includes five principal payments due to the Company's 53-week fiscal year 2020.
As of September 26, 2020, after considering interest rate swaps that fixed the interest rate on $550 million of principal of the Initial Term Loan Facility described below, approximately 57% of the Company’s total debt bears interest at a floating rate.
ABL Facility
On May 4, 2020, USF entered into an amendment to its asset based senior secured revolving credit facility (the “ABL Facility”). Pursuant to this amendment, the total aggregate amount of commitments under the ABL Facility was increased from $1,600 million to $1,990 million. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various percentages of the value of eligible accounts receivable, eligible inventory, eligible transportation equipment and certain unrestricted cash and cash equivalents, which, along with other assets, also serve as collateral for borrowings under the ABL Facility. As discussed below, on May 1, 2020, USF terminated the ABS Facility and transitioned the accounts receivable that secured the ABS Facility to the collateral pool that secures the ABL Facility. This transition increases the size of the borrowing base under the ABL Facility. The ABL Facility is scheduled to mature on May 31, 2024, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of earlier maturing indebtedness under either USF’s senior secured term loan facility or Unsecured Senior Notes remains outstanding on a date that is sixty (60) days prior to the maturity date for such senior secured term loan facility or Unsecured Senior Notes, respectively.
Borrowings under the ABL Facility bear interest, at USF's periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of LIBOR plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of September 26, 2020 was 0.00% for ABR loans and 1.00% for LIBOR loans. The ABL Facility also carries a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility.
USF incurred $3 million of third-party costs in connection with the ABL Facility amendment which were capitalized as deferred financing costs. These deferred financing costs, along with $5 million of unamortized deferred financing costs related to the former asset based senior secured revolving credit facility, will be amortized through May 31, 2024, the ABL Facility maturity date.
USF had no outstanding borrowings, and had issued letters of credit totaling $274 million, under the ABL Facility as of September 26, 2020. The outstanding letters of credit primarily relate to securing USF's obligations with respect to its self-

insurance program and certain real estate leases. There was available capacity of $1,716 million under the ABL Facility as of September 26, 2020.
ABS Facility
On May 1, 2020, USF repaid in full all $542 million principal amount of borrowings then outstanding under the ABS Facility using cash on hand and subsequently terminated the ABS Facility. The accounts receivable that secured the ABS Facility were transitioned to the collateral pool that secures the ABL Facility. The Company recorded a debt extinguishment loss of $1 million in interest expense, primarily consisting of a write-off of unamortized debt costs associated with the ABS Facility and its termination.
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
The Initial Term Loan Facility had a carrying value of $2.1 billion, net of $3 million of unamortized deferred financing costs as of September 26, 2020. The table above reflects the interest rate on the unhedged portion of the Initial Term Loan Facility as of September 26, 2020. The effective interest rate of the portion of the Initial Term Loan Facility subject to interest rate hedging agreements was 3.45% as of September 26, 2020. The Initial Term Loan Facility is scheduled to mature on June 27, 2023.
The 2019 Incremental Term Loan Facility entered into to finance a portion of the Food Group acquisition, had a carrying value of $1,458 million, net of $31 million of unamortized deferred financing costs as of September 26, 2020. Borrowings under the Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an alternative base rate, determined in accordance with the term loan credit agreement, plus a margin of 1.00%. The 2019 Incremental Term Loan Facility is scheduled to mature on September 13, 2026.
On April 24, 2020, USF entered into the 2020 Incremental Term Loan Facility and used the proceeds to fund, in part, the Smart Foodservice acquisition. On April 28, 2020, USF repaid $400 million of the principal amount of the 2020 Incremental Term Loan Facility with a portion of the proceeds from the senior secured notes offering further discussed below. In connection with the 2020 Incremental Term Loan Facility repayment, the Company applied debt extinguishment accounting and recorded a debt extinguishment loss of $2 million in interest expense, consisting of a write-off of debt issuance costs associated with the $400 million in principal amount of the 2020 Incremental Term Loan Facility that was repaid. Lender fees and third-party costs incurred of $13 million associated with the remaining $300 million in principal amount of the 2020 Incremental Term Loan Facility were capitalized as deferred financing costs and will be amortized through April 24, 2025, which is the 2020 Incremental Term Loan Facility maturity date.
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
Senior Secured Notes
On April 28, 2020, USF completed a private offering of $1.0 billion aggregate principal amount of its 6.25% Secured Notes due April 15, 2025. USF used the net proceeds of the Secured Notes to repay $400 million in principal amount of the 2020 Incremental Term Loan Facility and the balance of the net proceeds has been and will be used for general corporate purposes. The Secured Notes had a carrying value of $986 million, net of $14 million of unamortized deferred financing costs, as of September 26, 2020. The Secured Notes mature April 15, 2025. On or after April 15, 2022, the Secured Notes are redeemable, at USF’s option, in whole or in part at a price of 103.13% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after April 15, 2023 and April 15, 2024, the optional redemption price for the Secured Notes declines to 101.56% and 100.00%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date.

Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had $1.3 billion of restricted payment capacity under these covenants, and approximately $2.7 billion of its net assets were restricted considering the net deferred tax assets and intercompany balances that eliminate in consolidation as of September 26, 2020.
14.    RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
In order to reduce its operating expenses in line with the decrease in sales volume caused by the COVID-19 pandemic, the Company reduced its work force and closed two excess facilities and incurred a net charge of $14 million and $30 million for severance and related costs during the 13 weeks and 39 weeks ended September 26, 2020, respectively. See Note 11, Goodwill and Other Intangibles, for discussion related to asset impairment charges.
The following table summarizes the changes in the restructuring liabilities for the 39 weeks ended September 26, 2020:

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 28, 2019	$1	$—	$1
Current period charges	28	2	30
Payments, net	(25)	(1)	(26)
Balance as of September 26, 2020	$4	$1	$5

15.    LEASES
The Company leases certain distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use (“ROU”) asset in the Company’s Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term as of commencement date. For the Company’s leases that do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the information available as of commencement date in determining the present value of future payments. The lease terms may include options to extend, terminate or buy out the lease. When it is reasonably certain that the Company will exercise these options, the associated payments are included in ROU assets and the estimated lease liabilities. Leases with an initial term of 12 months or less are not recorded in the Company's Consolidated Balance Sheets. The Company recognizes lease expense for leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For office and warehouse equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred.

The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheets as of September 26, 2020 and December 28, 2019:

Leases	Consolidated Balance Sheet Location	September 26, 2020	December 28, 2019
Assets
Operating	Other assets	$271	$145
Financing	Property and equipment-net(1)	327	333
Total leased assets		$598	$478
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$47	$40
Financing	Current portion of long-term debt	93	95
Noncurrent:
Operating	Other long-term liabilities	250	131
Financing	Long-term debt	250	257
Total lease liabilities		$640	$523

(1)Financing lease assets are recorded net of accumulated amortization of $243 million and $269 million as of September 26, 2020 and December 28, 2019, respectively.

The following table presents the location of lease costs in the Company's Consolidated Statements of Comprehensive Income:

		13 Weeks Ended		26 Weeks Ended
Lease Cost	Statement of Comprehensive Income Location	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	Distribution, selling and administrative costs	$10	$7	$36	$21
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	19	21	60	60
Interest on lease liabilities	Interest expense-net	3	3	9	9
Variable lease cost	Distribution, selling and administrative costs	4	2	10	5
Net lease cost		$36	$33	$115	$95
Future lease payments under lease agreements as of September 26, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases	Financing Leases	Total
Remainder of 2020	$11	$32	$43
2021	62	93	155
2022	56	70	126
2023	54	67	121
2024	35	50	85
2025	34	31	65
After 2025	164	25	189
Total lease payments	416	368	784
Less amount representing interest	(119)	(25)	(144)
Present value of lease liabilities	$297	$343	$640
Future minimum lease payments in effect as of December 28, 2019 under noncancelable lease arrangements were as follows:

Future Minimum Lease Payments	Operating Leases	Financing Leases	Total
2020	$48	$106	$154
2021	38	84	122
2022	33	62	95
2023	30	58	88
2024	12	41	53
After 2024	42	29	71
Total lease payments	203	380	583
Less amount representing interest	(32)	(28)	(60)
Present value of minimum lease payments	$171	$352	$523

Other information related to lease agreements for the 39 weeks ended September 26, 2020 and September 28, 2019 was as follows:

	39 Weeks Ended
Cash Paid For Amounts Included In Measurement of Liabilities	September 26, 2020	September 28, 2019
Operating cash flows from operating leases	$37	$24
Operating cash flows from financing leases	9	9
Financing cash flows from financing leases	72	49

Lease Term and Discount Rate	September 26, 2020	September 28, 2019
Weighted-average remaining lease term (years):
Operating leases	8.43	5.80
Financing leases	5.34	5.30
Weighted-average discount rate:
Operating leases	6.7%	4.6%
Financing leases	3.2%	3.5%

16.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and a 401(k) plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents. In connection with the Smart Foodservice acquisition, the Company assumed a defined benefit pension plan with net liabilities of approximately $20 million.
The components of net periodic pension benefit costs (credits) for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Components of net periodic pension benefit costs (credits)
Service cost	$1	$1	$2	$2
Interest cost	8	10	23	28
Expected return on plan assets	(14)	(13)	(40)	(37)
Amortization of net loss	—	1	1	3
Settlements	—	3	—	3
Net periodic pension benefit costs (credits)	$(5)	$2	$(14)	$(1)
Other postretirement benefit costs were de minimis for both the 13 weeks and 39 weeks ended September 26, 2020 and September 28, 2019.
The service cost component of net periodic benefit credits is included in distribution, selling and administrative costs, while the other components of net periodic benefit credits are included in other income (expense)—net, respectively, in the Company's Consolidated Statements of Comprehensive Income.
In the third quarter of 2019, the Company amended its defined benefit plan to offer certain terminated plan participants with vested benefits the opportunity to elect to receive an immediate lump sum payment. The Company incurred non-cash settlement charges of $3 million during the third quarter of 2019 related to ordinary course lump sum payment elections as provided under the continuing plan. The voluntary lump sum payment, along with a spin-off of certain participants into a new plan which was subsequently terminated, was completed in the fourth quarter of fiscal year 2019. The 2019 non-cash settlement charges were included in other expense (income)—net in the Company's Consolidated Statements of Comprehensive Income. No non-cash settlement charges were incurred in fiscal year 2020.
The Company does not expect to make significant contributions to its defined benefit pension plan in fiscal year 2020.
Certain employees are eligible to participate in the Company's 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $11 million and $13 million for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively, and $34 million and $38 million for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $11 million and $10 million for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively, and $33 million and $28 million for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.
17.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A Convertible Preferred Stock. For the 13 weeks ended September 26, 2020 and September 28, 2019, share-based awards representing 9 million and 1 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 39 weeks ended September 26, 2020 and September 28, 2019, share-based awards representing 9 million and 2 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 13 weeks and 39 weeks ended September 26, 2020, convertible preferred stock representing 23 million and 12 million of underlying common shares, respectively, was not included in the computation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Income (loss) from continuing operations	$8	$105	$(216)	$292
Income from discontinued operations	—	1	—	1
Net income (loss)	8	106	(216)	293
Series A Convertible Preferred Stock dividends (1)	10	—	15	—
Net (loss) income available to common shareholders	$(2)	$106	$(231)	$293
Denominator:
Weighted-average common shares outstanding	220	218	220	218
Effect of dilutive securities	—	2	—	1
Effect of dilutive underlying shares of the Series A Convertible Preferred Stock	—	—	—	—
Weighted-average dilutive shares outstanding	220	220	220	219
Basic earnings per share:
Continuing operations	$(0.01)	$0.48	$(1.05)	$1.33
Discontinued operations	0.00	0.01	0.00	0.01
Net (loss) income per share	$(0.01)	$0.49	$(1.05)	$1.34
Diluted earnings per share:
Continuing operations	$(0.01)	$0.47	$(1.05)	$1.33
Discontinued operations	0.00	0.01	0.00	0.01
Net (loss) income per share	$(0.01)	$0.48	$(1.05)	$1.34
(1)    Preferred stock dividends for the second quarter of 2020 were declared on June 19, 2020 and were paid in kind on June 30, 2020. Preferred stock dividends for the third quarter of 2020 were declared on September 21, 2020 and were paid in kind on September 30, 2020.
18.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020 (the “Issuance Date”), pursuant to the terms of an Investment Agreement (the "Investment Agreement") with KKR Fresh Aggregator L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) to KKR for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. On June 30, 2020 and September 30, 2020, the Company paid a dividend (the “Dividend”) on the shares of the Series A Preferred Stock in the form of 5,288 and 8,842 shares of Series A Preferred Stock, respectively, plus a de minimis amount in cash in lieu of fractional shares in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock (the "Certificate of Designations").
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
The Series A Preferred Stock is convertible at the option of the holders thereof at any time into shares of Common Stock at an initial conversion price of $21.50 per share and an initial conversion rate of 46.5116 shares of Common Stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments set forth in the Certificate of Designations. At any time after May 6, 2023 (the third anniversary of the Issuance Date), if the volume weighted average price of the Common Stock exceeds $43.00 per share, as may be adjusted pursuant to the Certificate of Designations, for at least 20 trading days in any period of 30 consecutive trading days, at the election of the Company, all of the Series A Preferred Stock will be convertible into the relevant number of shares of Common Stock.
At any time after May 6, 2025 (the fifth anniversary of the Issuance Date), the Company may redeem some or all of the Series A Preferred Stock for a per share amount in cash equal to: (i) the sum of (x) 100% of the liquidation preference thereof, plus (y) all accrued and unpaid dividends, multiplied by (ii) (A) 105% if the redemption occurs at any time after the fifth anniversary of the Issuance Date and prior to the sixth anniversary of the Issuance Date, (B) 103% if the redemption occurs at any time after May 6, 2026 (the sixth anniversary of the Issuance Date) and prior to May 6, 2027 (the seventh anniversary of the Issuance Date), and (C) 100% if the redemption occurs at any time after May 6, 2027 (the seventh anniversary of the Issuance Date).
Upon certain change of control events involving the Company, the holders of the Series A Preferred Stock must either (i) convert their shares of Series A Preferred Stock into Common Stock at the then-current conversion price or (ii) cause the Company to redeem their shares of Series A Preferred Stock for an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends. If any such change of control event occurs on or before May 6, 2025 (the fifth anniversary of the Issuance Date), the Company will also be required to pay the holders of the Series A Preferred Stock a “make-whole” premium of 5%.
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
A summary of the activity for the outstanding Series A Preferred Stock and associated carrying value for the 39 weeks ended September 26, 2020 was as follows:

	Series A Preferred Stock
	Shares	Amount
Balance, December 28, 2019	—	$—
Shares issued for cash - Series A Preferred Stock, net of issuance costs	500,000	491
Balance, June 27, 2020	500,000	491
Shares issued as paid in kind dividend - Series A Preferred Stock	5,288	5
Balance September 26, 2020	505,288	$496

19.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(51)	$(95)	$(52)	$(97)
Reclassification adjustments:
Amortization of net loss(2) (3)	—	1	1	3
Settlements(2)(3)	—	3	—	3
Total before income tax	—	4	1	6
Income tax provision	—	1	—	1
Current period comprehensive income, net of tax	—	3	1	5
Balance as of end of period(1)	$(51)	$(92)	$(51)	$(92)

Interest rate swaps:
Balance as of beginning of period (1)	$(8)	$(1)	$(2)	$13
Change in fair value of interest rate swaps	—	(1)	(10)	(15)
Amounts reclassified to interest expense—net	2	(1)	4	(5)
Total before income tax	2	(2)	(6)	(20)
Income tax benefit	—	(1)	(2)	(5)
Current period comprehensive income (loss), net of tax	2	(1)	(4)	(15)
Balance as of end of period(1)	$(6)	$(2)	$(6)	$(2)
Accumulated other comprehensive loss as of end of period(1)	$(57)	$(94)	$(57)	$(94)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 16, Retirement Plans, for additional information.
(3)    Included in other income (expense)—net in the Company's Consolidated Statements of Comprehensive Income.
20.    RELATED PARTY TRANSACTIONS
    As described in Note 18, Convertible Preferred Stock, on May 6, 2020, the Company issued and sold 500,000 shares of the Company’s Series A Preferred Stock to KKR for an aggregate purchase price of $500 million, or $1,000 per share. Assuming conversion of all Series A Preferred Stock, KKR would have held approximately 9.6% of the Company’s outstanding common stock as of September 26, 2020.
    KKR Capital Markets LLC (“KKR Capital Markets”), an affiliate of KKR, received aggregate fees of $6 million for services rendered in connection with the 2020 Incremental Term Loan Facility, the Secured Notes and the ABL Facility amendment financings during the 39 weeks ended September 26, 2020. KKR Capital Markets also received $5 million for services rendered in connection with the May 2019 refinancing of the ABL Facility and the 2019 Incremental Term Loan Facility during the 39 weeks ended September 28, 2019. As reported by the Company’s administrative agent, investment funds managed by an affiliate of KKR held approximately $64 million in principal amount of the Company's term loan facilities as of September 26, 2020.
Based solely on information provided in its most recent public filings, FMR LLC and its affiliates held approximately 11% of the Company’s outstanding common stock as of September 26, 2020. As reported by the Company’s administrative agent, investment funds managed by an affiliate of FMR LLC held approximately $60 million in principal amount of the Company's term loan facilities as of September 26, 2020. Certain FMR LLC affiliates provide recordkeeping services for the Company’s 401(k) plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
21.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.

The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 39 weeks ended September 26, 2020 and September 28, 2019 for purposes of determining its year-to-date tax provision.
For the 13 weeks ended September 26, 2020, the Company's effective income tax rate of 58% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. Because pre-tax income for the 13 weeks ended September 26, 2020 was $21 million, all tax adjustments had a significant impact on a percentage basis on the effective income tax rate. The discrete tax items were not material individually or in the aggregate; however, when compared to the pre-tax income of $21 million for the period on a percentage basis, these tax items had a significant impact on the effective tax rate. For the 13 weeks ended September 28, 2019, the Company's effective income tax rate of 27% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million, primarily related to a change in valuation allowance.
For the 39 weeks ended September 26, 2020, the Company's effective income tax rate of 20% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to an increase in an unrecognized tax benefit and a tax expense of $2 million, primarily related to a tax benefit shortfall associated with share-based compensation. For the 39 weeks ended September 28, 2019, the Company's effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $3 million, primarily related to excess tax benefits associated with share-based compensation.
22. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,119 million of purchase orders and purchase contract commitments to be purchased through the first quarter of fiscal year 2021 as of September 26, 2020 and $63 million of information technology commitments through December 2024 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $71 million through December 2021, as of September 26, 2020. Additionally, the Company had electricity forward purchase commitments totaling $5 million through November 2023, as of September 26, 2020. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
Legal Proceedings—The Company is subject to a number of legal proceedings arising in the normal course of business. These legal proceedings, whether pending, threatened or unasserted, if decided adversely to or settled by the Company, may result in liabilities material to its financial position, results of operations, or cash flows. The Company has recognized provisions with respect to the proceedings, where appropriate, in its Consolidated Balance Sheets. It is possible that the Company could settle one or more of these proceedings or could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company, at present, believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2019 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance because these non-GAAP measures exclude amounts that our management does not consider part of our core operations when assessing our performance and underlying trends. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below.
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
We supply approximately 300,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide more than 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 3,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of approximately 70 distribution facilities and fleet of approximately 7,000 trucks, along with over 70 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
COVID-19 Update
In March 2020, the World Health Organization characterized a novel strain of coronavirus, COVID-19, as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. As of December 28, 2019, the COVID-19 pandemic had not had a significant impact on our business. However, since mid-March 2020, our business has been significantly impacted. In March 2020, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions in businesses, schools and other public gathering spaces. Restrictions on public gatherings and attendance at retail or other establishments, including restaurants, and recreational, sporting and other similar venues, continue to evolve and are expected to continue to remain in effect in some capacity until the COVID-19 pandemic has abated. These government mandates have forced many of our customers to seek government support in order to continue operating, to drastically curtail their dining options, to temporarily suspend operations or to cease operations entirely. Currently, there is no vaccine for COVID-19, and it remains unclear when and to what extent the COVID-19 pandemic will fully abate.
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
As a result of the COVID-19 pandemic and measures implemented to mitigate its spread, we have experienced decreased demand for our products, resulting in lower than anticipated net sales and total case volumes beginning in mid-March 2020 through the second quarter of 2020. We have seen some improvement in net sales and total case volumes during the third quarter of 2020, as a result of loosened restrictions and shifts to outdoor dining. However, demand remains lower than 2019 levels and we expect this trend to continue for at least the remainder of 2020. Total case volumes were down approximately 8.9% and 11.4% for the 13 and 39 weeks ended September 26, 2020, respectively, compared to the prior year. As further described below, our gross profit, net income and Adjusted EBITDA also decreased on a year over year basis as the Company worked to adjust its cost structure in line with the reduced level of sales.

Recent Activity and Sector Perspectives
We are optimistic about the long-term prospects for our business. US Foods operates in a large and essential industry with a highly diversified set of end consumers. While some of our core customer groups (such as restaurants, hospitality and education) have been more significantly affected by the effects of the COVID-19 pandemic, other customer groups (such as healthcare, government, retail and cash and carry) have been less significantly affected. Although the timetable for returning to normalcy is unknown, we believe that our case volumes will increase over time as the effects of the COVID-19 pandemic slowly dissipate, consumer demand for food prepared away from home increases, educational institutions resume in-person learning, and the hospitality industry recovers.
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
In response to the COVID-19 pandemic and ensuing decrease in total case volume, we have evolved our business focus and cost structure. We have taken a number of steps to secure new customer relationships and expand our market share, reduce fixed and variable operating costs on a temporary and permanent basis, and strengthen our liquidity position. We also have the ability to take further cost reduction actions on a temporary basis depending upon the duration of the COVID-19 pandemic and its impact on our business, results of operations and financial condition. Even so, there is no certainty that such measures, or any additional actions that we may take in the future, will be successful in mitigating the impact of the pandemic on our business, results of operations or financial condition.
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
The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations or financial condition will ultimately be impacted. In particular, we cannot predict the extent to which the COVID-19 pandemic will affect our business, results of operation or financial condition in the long term because the duration and severity of the pandemic and its negative impact on the economy (including our customers) is unclear. The impact of the COVID-19 pandemic on us will also be dependent on: the resiliency of the restaurant and hospitality industry and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, social distancing requirements, required closures of non-essential businesses and aid and economic stimulus efforts; and any prolonged economic recession resulting from the pandemic. If our customers, particularly independent restaurants, continue to experience adverse business consequences due to the COVID-19 pandemic, some may shut down or discontinue their operations permanently, which would impact the demand for our services and have a material adverse effect on our business and results of operations. While economic and operating conditions for our business improved in the third quarter compared to the second quarter, we do not expect to see pre-COVID-19 levels of operation until all government restrictions are lifted and consumers are once again willing and able to resume consumption of food away from home, travel and attend sporting and other events on a regular basis. This recovery may not occur until well after the pandemic abates and the broader economy begins to improve.

As expected, the COVID-19 pandemic impacted our financial performance for the 39 weeks ended September 26, 2020. The first quarter of 2020 was not significantly impacted, as the impact of the pandemic only manifested itself during the last two to three weeks of the first quarter. The second quarter of 2020 was the most significantly impacted by the pandemic, as government mandates on our customers to temporarily close or limit dining options occurred during the second quarter. The third quarter of 2020 showed signs of recovery as compared to the second quarter, as government restrictions were loosened to various degrees in certain states during the third quarter. However, we expect the pandemic and its effects to continue to have a significant adverse impact on our business, financial condition and results of operations for the duration of the pandemic and, if the subsequent economic recovery is slow and gradual, throughout substantial portions of that recovery.

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
Highlights
Financial Highlights—Total case volume for the 13 weeks and 39 weeks ended September 26, 2020 decreased 8.9% and 11.4%, respectively, and independent restaurant case volume decreased 6.8% and 13.7%, respectively, for those same periods. Net sales decreased $683 million, or 10.5%, and $2,258 million, or 11.9% for the 13 weeks and 39 weeks ended September 26, 2020, respectively. The negative impact of COVID-19 on case volumes was partially offset by contributions from the Food Group and Smart Foodservice acquisitions. Contributions to aggregate net sales from the Food Group and Smart Foodservice acquisitions were $876 million and $2,262 million for the 13 weeks and 39 weeks ended September 26, 2020, respectively. Net sales for the Food Group and Smart Foodservice were also impacted by the COVID-19 pandemic, albeit to different degrees.
Gross profit decreased $182 million, or 15.7%, to $974 million for the 13 weeks ended September 26, 2020 and decreased $639 million, or 19.1%, to $2,711 million for the 39 weeks ended September 26, 2020, primarily as a result of the negative impact of COVID-19 on case volume, and product donations and inventory adjustments, partially offset by contributions from the Food Group and Smart Foodservice acquisitions.
As a percentage of net sales, gross profit was 16.7% for the 13 weeks ended September 26, 2020, compared to 17.7% for the prior year period and was 16.2% for the 39 weeks ended September 26, 2020, compared to 17.6% for the prior year period.
Total operating expenses decreased $72 million, or 7.4%, to $896 million for the 13 weeks ended September 26, 2020. The decrease was primarily due to the negative impact of COVID-19 on case volume and the related impact of cost actions put in place at the end of March 2020 and a $17 million gain on the sale of excess land. Additionally, during the 13 weeks ended March 28, 2020, the Company recorded an incremental reserve of $170 million for the provision for doubtful accounts, of which, $30 million was reversed during the third quarter of 2020, in addition to the $75 million that was reversed during the second quarter of 2020, based on better than anticipated collection of our pre-COVID-19 accounts receivable. These decreases were partially offset by the inclusion of operating expenses from the Food Group and Smart Foodservice acquisitions, $14 million of restructuring costs associated with work force reductions due to the negative impact of COVID-19 on case volume, and $9 million of asset impairment charges on certain trade names related to the Food Group acquisition.
Total operating expenses decreased $19 million, or 0.7%, to $2,818 million for the 39 weeks ended September 26, 2020. The decrease was primarily due to the negative impact of COVID-19 on case volume and the related impact of costs actions put in place at the end of March 2020. These decreases were partially offset by a higher provision for doubtful accounts due to the impact of COVID-19, operating expenses from the Food Group and Smart Foodservice acquisitions, $30 million of restructuring costs associated with work force reductions due to the negative impact of COVID-19 on case volume, and $9 million of asset impairment charges on certain trade names related to the Food Group acquisition.
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

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Consolidated Statements of Operations Data:
Net sales	$5,848	$6,531	$16,747	$19,005
Cost of goods sold	4,874	5,375	14,036	15,655
Gross profit	974	1,156	2,711	3,350
Operating expenses:
Distribution, selling and administrative costs	873	968	2,779	2,837
Restructuring and asset impairment charges	23	—	39	—
Total operating expenses	896	968	2,818	2,837
Operating income (loss)	78	188	(107)	513
Other (income) expense—net	(6)	1	(16)	(3)
Interest expense—net	63	43	178	127
Income (loss) before income taxes	21	144	(269)	389
Income tax provision (benefit)	13	39	(53)	97
Income (loss) from continuing operations	8	105	(216)	292
Income from discontinued operations	—	1	—	1
Net income (loss)	$8	$106	$(216)	$293
Percentage of Net Sales:
Gross profit	16.7%	17.7%	16.2%	17.6%
Operating expenses	15.3%	14.8%	16.8%	14.9%
Operating income (loss)	1.3%	2.9%	(0.6)%	2.7%
Net income (loss)	0.1%	1.6%	(1.3)%	1.5%
Adjusted EBITDA(1)	3.6%	4.7%	2.8%	4.5%
Other Data:
Cash flows—operating activities	$(237)	$165	$533	$559
Cash flows—investing activities	9	(1,875)	(1,087)	(1,977)
Cash flows—financing activities	(429)	1,711	1,475	1,411
Capital expenditures	23	47	154	157
EBITDA(1)	193	275	225	777
Adjusted EBITDA(1)	209	307	474	859
Adjusted net income available to common shareholders(1)	32	143	10	378
Free cash flow(2)	(260)	118	379	402
(1)    EBITDA is defined as net (loss) income, plus interest expense—net, income tax provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) restructuring and asset impairment charges; (2) share-based compensation expense; (3) the non-cash impact of LIFO reserve adjustments; (4) business transformation costs; and (5) other gains, losses, or charges as specified in the agreements governing our indebtedness. Adjusted net income available to common shareholders is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items and Series A Convertible Preferred Stock dividends. EBITDA, Adjusted EBITDA, and Adjusted net income available to common shareholders as presented in this Quarterly Report are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. These are not measurements of our performance under GAAP and should not be considered as alternatives to net (loss) income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.
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
We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because these measures exclude amounts that we do not consider part of our core operating results when assessing our performance.
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
Management uses these non-GAAP financial measures (1) to evaluate our historical and prospective financial performance as well as our performance relative to our competitors as these measures assist in highlighting trends, (2) to set internal sales targets and spending budgets, (3) to measure operational profitability and the accuracy of forecasting, (4) to assess financial discipline over operational expenditures, and (5) as an important factor in determining variable compensation for management and employees. EBITDA and Adjusted EBITDA are also used in connection with certain covenants and activity restrictions under the agreements governing our indebtedness. We also believe these and similar non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry. EBITDA, Adjusted EBITDA and Adjusted net income available to common shareholders are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP.
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income available to common shareholders and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net (loss) income available to common shareholders	$(2)	$106	$(231)	$293
Series A Convertible Preferred Stock dividends (see Note 18)	10	—	15	—
Net income (loss)	8	106	(216)	293
Interest expense—net	63	43	178	127
Income tax provision (benefit)	13	39	(53)	97
Depreciation expense	88	75	257	228
Amortization expense	21	12	59	32
EBITDA	193	275	225	777
Adjustments:
Restructuring and asset impairment charges(1)	23	—	39	—
Share-based compensation expense(2)	10	7	29	22
LIFO reserve change(3)	3	1	9	13
Business transformation costs(4)	—	3	8	6
COVID-19 bad debt (benefit) expense(5)	(30)	—	65	—
COVID-19 product donations and inventory adjustments(5)	—	—	40	—
COVID-19 other related expenses(5)	4	—	15	—
Income from discontinued operations(6)	—	(1)	—	(1)
Business acquisition and integration related costs and other(7)	6	22	44	42
Adjusted EBITDA	209	307	474	859
Depreciation expense	(88)	(75)	(257)	(228)
Interest expense—net	(63)	(43)	(178)	(127)
Income tax provision, as adjusted(8)	(16)	(46)	(14)	(126)
Series A Convertible Preferred Stock dividends (see Note 18)	(10)	—	(15)	—
Adjusted net income available to common shareholders	$32	$143	$10	$378
Free cash flow
Cash flows from operating activities	$(237)	$165	$533	$559
Capital expenditures	(23)	(47)	(154)	(157)
Free cash flow	$(260)	$118	$379	$402
(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
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
(6)    Consists of income net of income taxes from the Divested Assets.
(7)    Includes: (i) Smart Foodservice acquisition and integration related costs of less than $1 million and $20 million for the 13 weeks and 39 weeks ended September 26, 2020, respectively; (ii) Food Group acquisition and integration related costs of $4 million and $23 million for the 13 weeks and 39 weeks ended September 26, 2020, respectively, and $17 million and $35 million for the 13 weeks and 39 weeks ended September 28, 2019, respectively; and (iii) gains, losses or costs as specified under the agreements governing our indebtedness.
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

A reconciliation between the GAAP income tax (benefit) provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
GAAP income tax provision (benefit)	$13	$39	$(53)	$97
Tax impact of pre-tax income adjustments	3	10	72	27
Discrete tax items	—	(3)	(5)	2
Income tax provision, as adjusted	$16	$46	$14	$126
Comparison of Results
13 Weeks Ended September 26, 2020 and September 28, 2019
Highlights
•Total case volume decreased 8.9% and independent restaurant case volume decreased 6.8%, reflecting the negative impact of COVID-19 on case volumes, partially offset by contributions from the Food Group and Smart Foodservice in 2020.
•Net sales decreased $683 million, or 10.5%, to $5,848 million in 2020.
•Operating income decreased $110 million, or 58.5%, to $78 million in 2020.
•Net income decreased $98 million, or 92.5%, to $8 million in 2020.
•Adjusted EBITDA decreased $98 million, or 31.9%, to $209 million in 2020. As a percentage of net sales, Adjusted EBITDA was 3.6% in 2020, compared to 4.7% in 2019.
Net Sales
Total case volume decreased 8.9% in 2020. The negative impact of COVID-19 on case volumes was partially offset by contributions from the Food Group and Smart Foodservice acquisitions. Organic case volume decreased 22.2% and organic independent restaurant case volume decreased 20.0%.
Net sales decreased $683 million, or 10.5%, to $5,848 million in 2020, comprised of a $584 million, or 8.9%, decrease in case volume and a $99 million, or 1.6%, decrease in the overall net sales rate per case. The decrease in net sales rate per case primarily reflects changes in our sales mix partially offset by a year-over-year inflation of 2.2%. The year-over-year increase in inflation primarily reflects inflation in multiple product categories including beef, cheese and disposables, which benefited net sales since a significant portion of our sales is based on markups over product cost. Sales of private brands represented approximately 34% and 35% of net sales in 2020 and 2019, respectively. The Food Group and Smart Foodservice contributed aggregate net sales of $876 million in 2020.
Gross Profit
Gross profit decreased $182 million, or 15.7%, to $974 million in 2020, primarily as a result of the negative impact of COVID-19 on case volume, and unfavorable year-over-year LIFO adjustments, and was partially offset by contributions from the Food Group and Smart Foodservice acquisitions. Our LIFO method of inventory costing resulted in an expense of $3 million in 2020 compared to expense of $1 million in 2019. Gross profit as a percentage of net sales was 16.7% in 2020, compared to 17.7% in 2019.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring and asset impairment costs, decreased $72 million or 7.4%, to $896 million in 2020. Operating expenses as a percentage of net sales were 15.3% in 2020, compared to 14.8% in 2019. The decrease in operating expenses is primarily due to the negative impact of COVID-19 on case volume and the related impact of cost actions put in place, and a $30 million reduction in the provision for doubtful accounts as a result of more favorable than anticipated collection of our pre-COVID-19 accounts receivable and a $17 million gain on the sale of excess land. These decreases were partially offset by operating expenses for the Food Group and Smart Foodservice acquisitions of $140 million in the aggregate, $14 million of restructuring costs associated with work force reductions due to the negative impact of COVID-19 on case volume, and $9 million of asset impairment charges. The $9 million of asset impairment charges relate to the decline in fair value of certain trade names acquired as part of the Food Group acquisition primarily due to the adverse impact of COVID-19 on forecasted earnings and the discount rate utilized in our valuation models. The Food Group will continue to remain a key focus in expanding our network in the West and Northwest parts of the United States.

Operating Income
Our operating income was $78 million in 2020, compared to operating income of $188 million in 2019. The decrease in operating income was due to the factors discussed in the relevant sections above.
Other Income (Expense)—Net
Other income (expense)—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $6 million in 2020. We recognized other expense—net of $1 million in 2019, including $3 million of non-cash settlement charges resulting from lump sum payments to former participants in our defined benefit pension plan. The increase in other income—net in 2020 is primarily due to the improved funded status of our defined benefit pension plan as of December 28, 2019.
Interest Expense—Net
Interest expense—net increased $20 million to $63 million in 2020, primarily due to an increase in our indebtedness to finance the Food Group and Smart Foodservice acquisitions and to strengthen our liquidity position, which were partially offset by a decrease in benchmark interest rates in 2020 compared to 2019.
Income Taxes
For the 13 weeks ended September 26, 2020, our effective income tax rate of 58% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. Because pre-tax income for the 13 weeks ended September 26, 2020 was $21 million, all tax adjustments had a significant impact on a percentage basis on the effective income tax rate. The discrete tax items were not material individually or in the aggregate; however, when compared to the pre-tax income of $21 million for the period on a percentage basis, these tax items had a significant impact on the effective tax rate. For the 13 weeks ended September 28, 2019, our effective income tax rate of 27% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million, primarily related to a change in valuation allowance.
Net Income
Our net income was $8 million in 2020, compared to net income of $106 million in 2019. The decrease in net income was due to the relevant factors discussed above.

39 Weeks Ended September 26, 2020 and September 28, 2019
Highlights
•Total case volume decreased 11.4% and independent restaurant case volume decreased 13.7%, reflecting the negative impact of COVID-19 on case volumes, partially offset by contributions from Smart Foodservice and the Food Group in 2020.
•Net sales decreased $2,258 million, or 11.9%, to $16,747 million in 2020.
•Operating loss was $107 million in 2020, compared to operating income of $513 million in 2019.
•Net loss was $216 million in 2020, compared to net income of $293 million in 2019.
•Adjusted EBITDA decreased $385 million, or 44.8%, to $474 million in 2020. As a percentage of net sales, Adjusted EBITDA was 2.8% in 2020, compared to 4.5% in 2019.

Net Sales
Total case volume decreased 11.4% in 2020. The decrease was due to the negative impact of COVID-19 on case volumes which was partially offset by contributions from the Food Group and Smart Foodservice. Organic case volume decreased 23.5% and organic independent restaurant case volume decreased 24.0%.
Net sales decreased $2,258 million, or 11.9%, to $16,747 million in 2020, comprised of a $2,158 million, or 11.4%, decrease in case volume and a $100 million, or 0.5%, decrease in the overall net sales rate per case. The decrease in net sales rate per case primarily reflects changes in our sales mix partially offset by a year-over-year inflation of 1.9%. The year-over-year increase in inflation primarily reflects inflation in multiple product categories including beef, cheese and disposables, which benefited net sales since a significant portion of our sales is based on markups over product cost. Sales of private brands represented approximately 35% of net sales in both 2020 and 2019. The Food Group and Smart Foodservice acquisitions contributed aggregate net sales of $2,262 million in 2020.
Gross Profit
Gross profit decreased $639 million, or 19.1%, to $2,711 million in 2020, primarily as a result of the negative impact of COVID-19 on case volume and $40 million of product donations and inventory adjustments, and was partially offset by contributions from the Food Group and Smart Foodservice and favorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in an expense of $9 million in 2020 compared to expense of $13 million in 2019. Gross profit as a percentage of net sales was 16.2% in 2020, compared to 17.6% in 2019.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring and asset impairment costs, decreased $19 million or 0.7%, to $2,818 million in 2020. Operating expenses as a percentage of net sales were 16.8% in 2020, compared to 14.9% in 2019. The decrease in operating expenses is primarily due to the negative impact of COVID-19 on case volume and the related impact of cost actions put into place and a $17 million gain on the sale of excess land. These decreases were partially offset by operating expenses for the Food Group and Smart Foodservice acquisitions of $369 million, a $65 million increase in the provision for doubtful accounts due to the estimated impact of COVID-19 on the collectability of accounts receivable, $30 million of restructuring costs associated with work force reductions due to the negative impact of COVID-19 on case volume, and $9 million of asset impairment charges. The $9 million of asset impairment charges relate to the decline in fair value of certain trade names acquired as part of the Food Group acquisition primarily due to the adverse impact of COVID-19 on forecasted earnings and the discount rate utilized in our valuation models. The Food Group will continue to remain a key focus in expanding our network in the West and Northwest parts of the United States.
Operating (Loss) Income
Our operating loss was $107 million in 2020, compared to operating income of $513 million in 2019. The decrease in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $16 million and $3 million in 2020 and 2019, respectively. The increase in other income—net in 2020 is primarily due to the improved funded status of our defined benefit pension plan as of December 28, 2019.
Interest Expense—Net
Interest expense—net increased $51 million to $178 million in 2020, primarily due to an increase in our indebtedness to finance the Food Group and Smart Foodservice acquisitions and to strengthen our liquidity position, which were partially offset by a decrease in benchmark interest rates in 2020 compared to 2019.
Income Taxes
For the 39 weeks ended September 26, 2020, our effective income tax rate of 20% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included tax expense of $2 million primarily related to an increase in an unrecognized tax benefit and tax expense of $2 million, primarily related to a tax benefit shortfall associated with share-based compensation. For the 39 weeks ended September 28, 2019, our effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $3 million, primarily related to excess tax benefits associated with share-based compensation.
Net (Loss) Income
Our net loss was $216 million in 2020, compared to net income of $293 million in 2019. The decrease in net income was due to the relevant factors discussed above.

Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements.
In response to the impact of the COVID-19 pandemic, in March 2020 we borrowed an aggregate of $300 million under the former ABS Facility and $700 million under the ABL Facility. These borrowings were made for the purpose of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the COVID-19 pandemic. We have taken additional action during the 39 week period ended September 26, 2020 to further strengthen our liquidity. In particular:
•on April 24, 2020, we borrowed an aggregate principal amount of $700 million under the 2020 Incremental Term Loan Facility, the proceeds of which were used to finance, in part, the Smart Foodservice acquisition;
•on April 28, 2020, we issued an aggregate principal amount of $1.0 billion of 6.25% Secured Notes due 2025, the proceeds of which were used to repay $400 million in principal amount of the 2020 Incremental Term Loan Facility and the balance of the net proceeds has been and will be used for general corporate purposes;
•on May 1, 2020, we used $542 million of cash on hand to repay all of our outstanding borrowings under the ABS Facility in full and terminated the ABS Facility; in connection with the repayment and termination of the ABS Facility, we transitioned the accounts receivable that secured the ABS Facility to the collateral pool that secures the ABL Facility;
•on May 4, 2020, we entered into an amendment to the credit agreement governing the ABL Facility pursuant to which certain of our lenders agreed to increase their aggregate commitments by $390 million to a total commitment of $1,990 million; and
•on May 6, 2020, we completed the issuance and sale of 500,000 shares of our Series A Preferred Stock to KKR for an aggregate price of $500 million, the proceeds of which were used for working capital and general corporate purposes.
After giving effect to the transactions described above, we believe that we will have sufficient liquidity to fund our operations and meet ordinary course obligations through 2021 even if total case volumes decline to the levels seen in April of this year and remained at those levels until the middle of 2021. We cannot, however, assure you that this will be the case. We may pursue additional capital raise transactions at some point in the future if we determine that it would be advisable to further strengthen our liquidity position. We make no assurance, however, that we will be able to raise any additional capital in the future on satisfactory terms or at all. Our continued access to sources of liquidity depends on multiple factors, including economic conditions, the condition of financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. A rating agency announced a downgrade to our credit ratings in September 2020. Our access to additional capital and the cost of any future financing transactions could be negatively impacted by this downgrade or any future downgrade or if financing sources were to ascribe higher credit risk to us or our industry. In addition, the effect of COVID-19 on the capital markets could significantly impact our future cost of borrowing and the availability of additional capital to us.
Indebtedness
The aggregate carrying value of our indebtedness was $5,787 million, net of $64 million of unamortized deferred financing costs, as of September 26, 2020.
As discussed above, on May 1, 2020 we terminated the ABS Facility and transitioned the accounts receivable that secured the ABS Facility to the collateral pool that secures the ABL Facility and, on May 4, 2020, we entered into an amendment to our ABL Facility which increased the aggregate commitments by $390 million to a total commitment of $1,990 million. This transition increases the size of the borrowing base under the ABL Facility. We had an aggregate of $274 million of letters of credit outstanding under the ABL Facility as of September 26, 2020. There was remaining capacity of $1,716 million under the ABL Facility based on our borrowing base as of September 26, 2020.
The Initial Term Loan Facility had a carrying value of $2,109 million, net of $3 million of unamortized deferred financing costs, as of September 26, 2020. The 2019 Incremental Term Loan Facility had a carrying value of $1,458 million, net of $31 million of unamortized deferred financing costs, as of September 26, 2020. The 2020 Incremental Term Loan Facility had a carrying value of $287 million, net of $12 million of unamortized deferred financing costs, as of September 26, 2020.
The Secured Notes had a carrying value of $986 million, net of $14 million of unamortized deferred financing costs, as of September 26, 2020. The Unsecured Senior Notes had a carrying value of $596 million, net of $4 million of unamortized deferred financing costs, as of September 26, 2020. We also had $343 million of obligations under financing leases for transportation equipment and building leases as of September 26, 2020.
We believe that the combination of cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.

The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.3 billion of restricted payment capacity under these covenants and approximately $2.7 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of September 26, 2020.
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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	39 Weeks Ended
	September 26, 2020	September 28, 2019

Net (loss) income	$(216)	$293
Changes in operating assets and liabilities	383	(39)
Other adjustments	366	305
Net cash provided by operating activities	533	559
Net cash used in investing activities	(1,087)	(1,977)
Net cash provided by financing activities	1,475	1,411
Net increase (decrease) in cash, cash equivalents and restricted cash	921	(7)
Cash, cash equivalents and restricted cash—beginning of period	98	105
Cash, cash equivalents and restricted cash—end of period	$1,019	$98
Operating Activities
Our net loss was $216 million in 2020, compared to net income of $293 million in 2019. The decrease in net income was due to the relevant factors discussed above.
Cash flows provided by operating activities was $533 million for the 39 weeks ended September 26, 2020, compared to cash flows provided by operating activities of $559 million for the 39 weeks ended September 28, 2019. The year-over-year decrease was primarily attributable to the Company's reduced working capital requirements resulting from lower case volume and lower inventories driven by the impact of COVID-19. These working capital improvements were partially offset by the decline in operating results, driven by the impact of COVID-19.
Investing Activities
Cash flows used in investing activities for the 39 weeks ended September 26, 2020 and September 28, 2019 included the $973 million cash purchase price for the acquisition of Smart Foodservice and the $1.8 billion cash purchase price for the acquisition of the Food Group, respectively. Cash flows used in investing activities in the 39 weeks ended September 26, 2020 and September 28, 2019 included cash expenditures of $154 million and $157 million, respectively, on property and equipment for fleet replacement and investments in information technology, as well as new construction and/or expansion of distribution facilities.
Financing Activities
Cash flows provided by financing activities for the 39 weeks ended September 26, 2020 included aggregate borrowings of $700 million under the 2020 Incremental Term Loan Facility, the proceeds of which were used to finance, in part, the Smart Foodservice acquisition, proceeds of $1.0 billion from the issuance of the Secured Notes and $491 million of net proceeds from the issuance and sale of 500,000 shares of our Series A Preferred Stock. Cash flows used by financing activities in the 39 weeks ended September 26, 2020 included $105 million of scheduled payments under our non-revolving debt and financing leases. We borrowed an aggregate of $1 billion under our revolving credit facilities in March 2020 for the purposes of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the COVID-19 pandemic. We used part of the proceeds from the issuance of the Secured Notes to repay $400 million in principal amount of the 2020 Incremental Term Loan Facility and we used $542 million of cash on hand to repay all of our outstanding borrowings under the terminated ABS Facility. We incurred approximately $33 million of lender fees and third-party costs in connection with our financing actions. Financing activities for the 39 weeks ended September 26, 2020 also included $15 million of proceeds received from stock purchases under our employee stock purchase plan and $2 million of proceeds from the exercise of employee stock options, which were partially offset by $5 million of employee tax withholdings paid in connection with the vesting of equity awards.
Cash flows provided by financing activities for the 39 weeks ended September 28, 2019 included aggregate borrowings of $1.5 billion under the Incremental Term Loan Facility and approximately $330 million in borrowings under the ABL Facility and ABS Facility, which were used to finance the acquisition of the Food Group. Cash flows used in financing activities for the 39 weeks ended September 28, 2019 included $3 million of net payments under our revolving credit facilities and $79 million of scheduled payments under our non-revolving debt and financing leases. Financing activities for the 39 weeks ended September 28, 2019 also included $13 million of proceeds received from the exercise of employee stock options and $15 million of proceeds from stock purchases under our employee stock purchase plan, which were partially offset by $5 million of employee tax withholdings paid in connection with the vesting of equity awards.
Retirement Plans

See Note 16, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.
Off-Balance Sheet Arrangements
We had entered into $274 million of letters of credit, primarily in favor of certain commercial insurers to secure obligations with respect to our self-insurance programs, under the ABL Facility as of September 26, 2020.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
The following table presents information about our significant contractual obligations as of September 26, 2020 that affect our liquidity and capital needs. The table includes information about payments due under specified contractual obligations and the maturity profile of our consolidated debt, operating leases and other long-term liabilities. The table reflects the impact of our financing actions and the acquisition of the Smart Foodservice on April 24, 2020 on our contractual obligations as of September 26, 2020.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Recorded Contractual Obligations:
Debt, including financing lease obligations	$5,850	$138	$2,276	$1,982	$1,454
Operating lease obligations	416	57	112	74	173
Self-insured liabilities(1)	181	48	49	23	61
Pension plans and other postretirement benefits contributions(2)	7	1	2	2	2
Unrecorded Contractual Obligations:
Interest payments on debt(3)	1,038	246	458	283	51
Multiemployer contractual minimum pension contributions(4)	14	4	8	2	—
Purchase obligations(5)	1,258	1,195	53	10	—
Total contractual cash obligations	$8,764	$1,689	$2,958	$2,376	$1,741
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
(3)    Represents future interest payments on fixed rate debt, financing leases and $3.3 billion of variable rate debt at interest rates as of September 26, 2020. The amounts shown in the table include interest payments under interest rate swap agreements.
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
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 39 weeks ended September 26, 2020.
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
After considering interest rate swaps that fixed the interest rate on $550 million of the principal amounts of our Initial Term Loan Facility, approximately 57% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as of September 26, 2020. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $33 million per year (see Note 13, Debt, in our consolidated financial statements). As was announced in July 2017, the use of LIBOR is intended to be phased out by the end of 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
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
Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and using fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. We had diesel fuel forward purchase commitments totaling $71 million through December 2021 as of September 26, 2020. These lock in approximately 64% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates unless contracted for at a fixed price or hedged at a later date. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $4 million in additional fuel cost on such uncommitted volumes through December 2021.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2020 excluded internal control over financial reporting for the Food Group, which was acquired on September 13, 2019, and Smart Foodservice, which was acquired on April 24, 2020.

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
The global COVID-19 pandemic and its sudden and significant effects on the economy have and will continue to impact many of our customers, consumers and suppliers and, as a result, it has and will continue to impact us for an indeterminable period of time. Widespread adoption of “social distancing” measures, governmental directions to close non-essential businesses and public perceptions of the risks associated with the COVID-19 pandemic have resulted in a substantial disruption in many of our customers’ operations (including the limitation of dining options and the temporary closure of many restaurant, hospitality and education customers’ locations) and have significantly reduced the demand for our products and services. In addition, recent increases in unemployment and uncertainty in the financial markets will likely have a negative impact on consumer confidence and discretionary spending on food consumed away from home. Sustained disruption in our customers’ operations and reduced consumer spending on food consumed away from home as a result of the COVID-19 pandemic will have a significant negative effect on our customers’ financial condition and, as a result, will adversely impact our business, financial condition and results of operations. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to resume consumption of food away from home on a regular basis. This may not occur until well after the pandemic abates and the broader economy begins to improve. Current economic forecasts predict significant increases in unemployment in the United States due to the adoption of “social distancing” and other policies to slow the spread of the virus, which are likely to have a negative impact on consumer discretionary spending, including for the restaurant and hospitality industries. Even when economic conditions improve, we cannot predict the long-term effects of the pandemic on our business. If the restaurant or hospitality industry is fundamentally changed by the COVID-19 pandemic in ways that are detrimental to us, our business may continue to be adversely affected even as the pandemic abates and the broader economy begins to recover.
The negative impact of the COVID-19 pandemic led to a significant decline in net sales and total case volumes during the 13 weeks and 39 weeks ended September 26, 2020. Total case volumes were down approximately 8.9% and 11.4% for the 13 weeks and 39 weeks ended September 26, 2020, respectively, compared to the prior year. Because the COVID-19 situation is fluid and continues to evolve and because the duration and severity of the COVID-19 pandemic and its continued negative impact on the economy is unclear, it is difficult to forecast the impacts on our future results. We currently expect that the COVID-19 pandemic and its effects will continue to have a significant adverse impact on our business, financial condition and results of operations for the duration of the pandemic and, if the subsequent economic recovery is slow and gradual, throughout substantial portions of that recovery.
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
In addition, the COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts. A rating agency announced a downgrade to our credit ratings in September 2020. Our access to capital and the cost of any financing could be negatively impacted by this downgrade or any future downgrade or if financing sources were to ascribe higher credit risk to us or our industry.
As a result, the COVID-19 pandemic has had a significant impact on our liquidity position and we expect that impact will continue until the pandemic and any related negative economic effects abate. We believe that we will have sufficient liquidity to fund our operations and meet ordinary course obligations through 2021 even if total case volumes decline to the levels seen in April of this year and remained at those levels until the middle of 2021. We cannot, however, assure you that this will be the case. Any further significant reduction to our liquidity position caused by the COVID-19 pandemic could impair our ability to service our outstanding indebtedness and pay our other payables as they become due.

As a result of its Series A Preferred Stock investment, KKR owns a substantial portion of our equity and its interests may not be aligned with yours.

As a result of its Series A Preferred Stock investment, KKR owns approximately 9.6% of our Common Stock on an as-converted basis and has the right to designate one director to our board of directors. As a result, KKR may have the ability to influence the outcome of certain matters relating to the Company. Circumstances may occur in which the interests of KKR could conflict with the interests of our other shareholders. For example, the existence of KKR as a significant shareholder and KKR’s board designation rights may have the effect of delaying or preventing changes in control or management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of the Company.

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

101
The following financial information from US Foods’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 26, 2020 and December 28, 2019, (ii) the Condensed Consolidated Statements of Operations for the twenty-six and thirteen week periods ended September 26, 2020 and September 28, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended September 26, 2020 and September 28, 2019, and (iv) Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	November 2, 2020	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	November 2, 2020	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer