Form 10-K
period 2021-01-02
US Foods Holding Corp.
filed 2021-02-16
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of June 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was $4.2 billion (based on the reported closing sale price of the registrant’s common stock on such date on the New York Stock Exchange). 221,078,750 shares of the registrant’s common stock were outstanding as of February 11, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on May 20, 2021, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended January 2, 2021.

US Foods Holding Corp.
Annual Report on Form 10-K

Basis of Presentation
We operate on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fiscal fourth quarter. The fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 are also referred to herein as fiscal years 2020, 2019, and 2018, respectively. Our fiscal years 2019 and 2018 were 52-week fiscal years. Our fiscal year 2020 was a 53-week fiscal year.
Forward-Looking Statements
Statements in this Annual Report on Form 10-K (“Annual Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions (although not all forward-looking statements may contain such words) and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others, the risks, uncertainties, and other factors set forth in Item 1A of Part I, “Risk Factors,” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report.
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
We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of GREAT FOOD. MADE EASY.™, which is centered on providing customers with the innovative products business support and technology solutions they need to operate their businesses profitably. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage the business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer facing activities.

We supply approximately 300,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide more than 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 3,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of approximately 70 distribution facilities and fleet of approximately 6,500 trucks, along with nearly 80 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
Our Industry
The U.S. foodservice distribution industry has a large number of companies competing in the space, including local, regional, and national foodservice distributors. Foodservice distributors typically fall into three categories, representing differences in customer focus, product offering, and supply chain:
•Broadline distributors which offer a “broad line” of products and services;
•System distributors which carry products specified for large chains; and
•Specialized distributors which primarily focus on specific product categories (e.g., meat or produce) or customer types.

Given our mix of products and services, we are considered a broadline distributor. A number of adjacent competitors also serve the U.S. foodservice distribution industry, including cash-and-carry retailers, commercial wholesale outlets, commercial website outlets, and grocery stores. Customer buying decisions are based on the assortment of product offered, quality, price, and service levels.

The U.S. foodservice distribution industry serves different customer types of varying sizes, growth profiles, and product and service requirements, including independent restaurants, healthcare customers (such as hospital systems, nursing homes and long-term care facilities), hospitality customers (ranging from large hotel chains to local banquet halls, country clubs, casinos and entertainment complexes), regional and national restaurant chains, colleges and universities, K-12 schools, and retail locations. Our target customer types—independent restaurants, healthcare and hospitality—value foodservice distributors with a broad product offering and value-added services that help them be efficient and effective in running their operations. As described in more detail below, our GREAT FOOD. MADE EASY. strategy resonates with these types of customers, and for this reason, we believe our growth prospects with these customers are greater than with other customer types.
In fiscal year 2020, no single customer represented more than 3% of our total customer sales. Sales to our top 50 customers represented approximately 39% of our net sales in fiscal year 2020.
We have entered into contractual relationships with certain group purchasing organizations (“GPOs”) that negotiate pricing, delivery and other terms on behalf of their members. In fiscal year 2020, GPO members accounted for approximately 21% of our net sales. GPO members are primarily comprised of customers in the healthcare, hospitality, education, and government/military industries.

In March 2020, the World Health Organization characterized a novel strain of coronavirus, COVID-19, as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. In addition to the factors surrounding the COVID-19 pandemic as further discussed in Item 7 of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, there are several important dynamics affecting the industry, including:
•Evolving consumer tastes and preferences. Consumers demand healthy and authentic food alternatives with fewer artificial ingredients, and they value locally-harvested and sustainably-manufactured food and packaging products. In addition, many ethnic food offerings are becoming more mainstream as consumers show a greater willingness to try new flavors and cuisines. Changes in consumer preferences create opportunities for new and innovative products and for unique food-away-from-home destinations. This, in turn, is expected to create growth, expand margins, and produce better customer retention opportunities for those distributors with the flexibility to balance national scale and local preferences. We believe foodservice distributors will need broader product assortments, extended supplier networks, effective supply chain management capabilities, and strong food safety and quality programs to meet these needs.
•Generational shifts with millennials and baby boomers. Given their purchasing power and diverse taste profiles, millennials, Generation Z and baby boomers will continue to significantly influence food consumption and the food-away-from-home market. According to recent U.S. Census Bureau statistics, there were 89 million individuals born between 1982 and 2002 in the U.S., making millennials and Generation Z the largest demographic cohorts. When it comes to food, millennials and Generation Z are open-minded and curious, and willing to seek out new flavors, dining experiences and diverse menu offerings, while also demanding customization, convenience and sustainable products. Independent restaurants are well positioned to capitalize on these preferences. As millennials’ and Generation Z’s disposable income increases, we believe this demographic will be key to driving growth in the broader U.S. food industry. We also expect that baby boomers will continue to shape the industry as they remain in the workplace longer, which is expected to prolong their contribution to food-away-from-home expenditures.
•Growing importance of technology. We see significant future growth being driven by the increased utilization of, and reliance on technology by foodservice distributors, customers (in particular, independent restaurants) and diners. E-commerce solutions streamline the purchasing process and increase customer retention. They also deepen the relationship between foodservice distributors and customers, creating personalized insights and services that can make both more efficient. We believe foodservice distributors with deeper, technology-enabled relationships with customers are better able to accelerate their customers’ adoption of new products and increase customer loyalty, giving them a competitive edge. Technology is also growing in importance and helping to level the playing field for independent restaurants. Mobile food delivery and social media apps make independent restaurants more competitive with larger restaurant chains, and help this customer type attract more diners at a relatively low cost. We believe these technology trends will accelerate, as millennials and Generation Z place a greater reliance on technology and become key influencers and decision-makers within the food industry, including at the customer level. Consequently, we believe foodservice distributors which are focused on strengthening their technology, data analytics, and related capabilities will be well-positioned to capitalize on these trends.
We believe that we have the scale, foresight and agility required to proactively address these trends and, in turn, benefit from higher sales growth, greater customer retention, increased private label penetration, and improved profitability.
Our Business Strategy
Our GREAT FOOD. MADE EASY. strategy is built on a differentiation focus in product, customer experience and innovation. Through this strategy, we also serve our customers as consultants and business partners, bringing our customers personalized solutions and tailoring a suite of innovative products and services to fit each customer’s needs.
The GREAT FOOD portion of our strategy is anchored by leading quality and innovation in produce and center-of the plate and other innovative products such as those featured in Scoop™, a program that introduces innovative and on-trend products multiple times a year, helping our customers keep their menus fresh and delivering back-of-house convenience to reduce their labor and food costs. A growing part of our Scoop portfolio is our Serve Good® program. The Serve Good program features more than 500 products that are sustainably-sourced or contribute to waste reduction. Our private brand portfolio is guided by a spirit of innovation and a commitment to delivering superior quality products and value to customers. While we offer products under a spectrum of private brands, and at different price points, all are designed to deliver quality, performance and value to our customers.
MADE EASY is aimed at providing operators reliability and flexibility in our service model supported by tools and resources to support them in running their businesses. This means on-time and complete orders and customer choice via the multi-channel offering we have to serve our customers. These offerings are supported with technology and expertise that make it easier to transact with us and run their businesses. Our mobile technology platform provides customers with a personalized e-commerce ordering experience and easy-to-use business analytics tools. Our portfolio of value-added services helps customers address key pain points like food waste, back-of-house operations and diner traffic. By delivering our products and services through a differentiated team-based selling approach, we provide customers access to a diverse team of experts including chefs, center of the plate and produce specialists and restaurant operations consultants. Customers utilizing these solutions tend to purchase more and have stronger commercial relationships with us.
As noted above, our strategy of making it easier for our customers including servicing our customers through multiple channels. We have nearly 80 cash and carry locations to provide more customers with a retail option in between deliveries and to cost effectively serve more price-conscious and smaller customers. The cash and carry offering was significantly enhanced by our acquisition in 2020 of Smart Foodservice, a company that operated 70 small-format cash and carry stores across California, Idaho, Montana, Nevada, Oregon, Utah and Washington that serve small and mid-sized restaurants and other food business customers with a broad assortment of products. In addition, US Foods Direct™, an online ordering platform, more than doubles our product assortment and provides customers with access to thousands of specialty products which ship directly to them from the supplier. More recently, we expanded our US Foods Pronto™ service in select markets to let restaurant operators receive smaller orders more frequently. Truly giving our customers options to shop their way.
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
Acquisitions have also historically played an important role in supporting the execution of our growth strategy. In September 2019, we completed the acquisition of five foodservice companies (the “Food Group”) from Services Group of America, Inc.: Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and GAMPAC Express, Inc. for $1.8 billion. The acquisition of the Food Group expands the Company’s network in the West and Northwest parts of the U.S. On April 24, 2020, as noted above, USF completed the acquisition of Smart Stores Holding Corp., a Delaware corporation (“Smart Foodservice”), from funds managed by affiliates of Apollo Global Management, Inc. for $972 million. The acquisition of Smart Foodservice expands the Company's cash and carry business in the West and Northwest parts of the U.S. Integrating the Food Group and Smart Foodservice and realizing synergies from the acquisitions are key priorities for the Company. We are prioritizing deleveraging following the completion of these acquisitions, however we may selectively pursue acquisition opportunities in the future if they are aligned with and enhance our strategic priorities.
Products and Brands
We have a broad assortment of products and brands designed to meet customers’ needs. In many categories, we offer products under a spectrum of private brands based on price and quality covering a range of values and qualities.
The table below presents the sales mix for our principal product categories for fiscal years 2020, 2019 and 2018.

	Fiscal Years
	2020	2019	2018
	(in millions)
Meats and seafood	$8,131	$9,313	$8,635
Dry grocery products	3,931	4,427	4,239
Refrigerated and frozen grocery products	3,583	4,253	3,898
Dairy	2,394	2,685	2,520
Equipment, disposables and supplies	2,455	2,483	2,298
Beverage products	1,186	1,403	1,315
Produce	1,205	1,375	1,270
Total Net sales	$22,885	$25,939	$24,175
We have registered the trademarks US Foods®, Food Fanatics®, Chef’Store® and Smart Foodservice® as part of our overall brand strategy and our retail outlets. We have also registered or applied for trademark protection in the U.S. for our private brands. These trademarks and our private brands are widely recognized within the U.S. foodservice industry. Our U.S. trademarks are effective as long as they are in use and their registrations are properly maintained. We do not have any patents or licenses that are material to our business.

Suppliers
We purchase from approximately 6,000 individual suppliers, none of which accounted for more than 5% of our aggregate purchases in fiscal year 2020. Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional and local suppliers support targeted geographic initiatives and private label programs requiring regional and local distribution.
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
Human Capital Management
Employees
As of January 2, 2021, we employed a total of approximately 26,000 associates. Of these:
•substantially all were employed in the United States and on a full-time basis;
•approximately 69% of our associates were non-exempt, or paid on an hourly basis;
•approximately 5,800 of our associates were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations; and
•approximately 88% of our associates were working in the “field” supporting our sales function, supply chain organization and retail operations and specialty production facilities, with the remaining 12% working in shared service or corporate roles.
Collective Bargaining Agreements
As of January 2, 2021, we were party to 48 collective bargaining agreements (“CBAs”) covering certain associates at 27 (or 39%) of our distribution facilities, 4 of our specialty processing facilities and 22 of our cash and carry locations. During fiscal year 2020, 11 CBAs covering approximately 1,300 union associates were renegotiated. During fiscal year 2021, 16 CBAs covering approximately 2,000 union associates will be subject to renegotiation. While we have experienced work stoppages from time to time in the past, we generally believe we have good relations with both our union and non-union associates, and we strive to be a well-regarded employer in the communities in which we operate.
Compensation and Benefits
We strive to make a positive difference in the lives of our associates. We are committed to compensation and benefits that respect and reward our associates for their dedication and hard work. All of our exempt associates participate in our annual incentive plan, which provides eligible associates with annual cash bonus opportunities based upon the Company’s achievement of financial and other key performance metrics. Under our long-term incentive plan, we grant equity compensation awards, such as stock options, restricted stock units and performance awards, which vest over a period of time, to eligible associates in order to attract and retain key personnel, strengthen their commitment to the welfare of the Company and align their interests with those of our stockholders. Additionally, our comprehensive health and welfare benefits program provides our associates with a variety of medical and dental plans, plus voluntary benefits like vision or critical illness protection. In addition, we offer innovative, no-cost wellness programs, paid time off programs including a paid parental leave policy, an employee assistance program, an employee stock purchase plan, a 401(k) savings plan, and a tuition reimbursement program.
Training and Development
Through training, mentoring, e-learning and on-the-job development, we help associates at all levels learn and grow, while building a pipeline of diverse talent. Our signature leadership development programs include Gateway to Leadership for new people managers, Aspire to Grow for high-potential leaders, and Aspire to Lead, which is focused on developing a diverse cohort of future leaders. Our Leadership Foundations program provides training to sales managers, and supervisors and managers in our supply chain organization, and is designed to strengthen leadership capabilities and provide networking opportunities with other leaders across our organization. In addition, we provide training and development programs that enable new associates to be safe and productive including: Sales Readiness, which gives new selling associates tools, resources and peer networking opportunities to help them succeed, and Selector Onboarding, which trains our warehouse selectors on safety, accuracy and performance standards. Lastly, through our e-Cademy program, we offer all associates online learning resources to develop a variety of skills that align with our business strategy.

Diversity and Inclusion
As a company, we are committed to building a diverse and inclusive workforce and hiring the best talent that reflects the customers and communities we serve. We believe our success relies upon a diverse and dynamic workplace built upon our Cultural Beliefs, which define how we live and create an equitable environment where all our associates can grow and thrive.
In fiscal year 2018, we introduced a Respectful Workplace training as part of our effort to promote respectful communication and foster greater inclusion. Through the end of fiscal year 2020, more than 2,900 of our associates, including our executive and senior leadership teams and sales managers, had participated in a live, interactive Respectful Workplace training workshop. During fiscal year 2020, we embedded Respectful Workplace modules into our orientation programs for new frontline and sales associates, and our annual Code of Conduct training which is assigned to all associates. We also launched a new Disrupting Bias training program to provide a common framework for recognizing and addressing bias in the workplace, with a focus on reaching associates across all levels and functions of our business, as well as our executive and senior leadership teams.
We sponsor eight Employee Resource Groups (ERGs): Black Resource Utilization Hub, Collective Asian Network, Hispanic and Latino ERG, LINK-UP – Linking Information, Networks and Knowledge, Pride Alliance, Those Who Serve – Military ERG, Women in Network, and Young Professionals. The ERGs are associate-led groups that strengthen networking among colleagues, further personal and professional development, and promote diversity and inclusion. Ongoing listening sessions between the ERGs and our executive leadership team allow for open dialogue and the identification of new opportunities to bolster our diversity and inclusion strategy and strengthen associate engagement. As a result of the efforts of our ERG program, we also recently trained 200 leaders to facilitate Allyship and Anti-Racism workshops for corporate and frontline associates, including drivers and selectors.
Impact of the COVID-19 Pandemic on our Employees
During fiscal year 2020, in response to the COVID-19 pandemic, we acted quickly to protect the health and safety of our associates by directing associates whose functions could be performed remotely to work off site and implementing new protocols and enhanced safety measures to protect the health and safety of our associates and customers, many of whom are classified as “essential” under local and/or state ordinances. We continue to proactively monitor guidance and requirements from the Centers for Disease Control, the Occupational Safety and Health Administration and various other federal, state and local authorities and public health agencies and adjust our protocols and safety measures as appropriate to help mitigate the impact of the pandemic on our associates and customers.
In response to the immediate and severe impact of the COVID-19 pandemic on our business, results of operations and financial position, predominately from March through August 2020, we implemented multiple cost savings measures including: temporary furloughs or hours reductions; reducing compensation for our board, executives and other senior leaders; making adjustments to our sales-based compensation program; freezing non-business critical hiring; suspending non-essential business travel; reducing the use of third-party consultants; and deferring annual corporate salary and wage increases. In addition, during fiscal year 2020, to bring costs in line with decreased demand caused by the pandemic, we reduced the size of our workforce by eliminating open positions and laying off approximately 5% of our associates. In order to ease the impact of these actions on our associates, and to support our associates during the pandemic, at various times during fiscal year 2020, we:
•contracted some of our distribution associates to customers and other retailers such as grocery retailers, which were experiencing a significant increase in demand during the onset of the COVID-19 pandemic;
•expanded short-term disability benefit eligibility to provide benefits to asymptomatic associates who were required to quarantine or unable to work due to school or other dependent-care center closures;
•enhanced our health and welfare benefits by temporarily waiving cost-sharing (deductibles, coinsurance and copayments) for COVID-19 testing and non-COVID-19 telehealth visits with in-network providers;
•offered participants in our 401(k) savings plan who may have suffered adverse financial consequences as a result of the COVID-19 pandemic the ability to take penalty-free distributions and suspend loan repayments;
•waived employee health insurance premiums for associates placed on unpaid, temporary furlough;
•provided associates who were asked to work remotely with a one-time $200 equipment stipend;
•encouraged the use of existing free wellness and mental health services through our employee assistance program; and
•when and where available, packaged excess inventory and distributed free, drive-thru food packages to our associates, including those on temporary furlough.

Information about our Executive Officers
The section below provides information regarding our executive officers as of February 16, 2021:

Name	Age	Position
Pietro Satriano	58	Chairman and Chief Executive Officer
Dirk J. Locascio	48	Chief Financial Officer
Kristin M. Coleman	52	Executive Vice President, General Counsel and Chief Compliance Officer
Steven M. Guberman	56	Executive Vice President, Nationally Managed Business
William S. Hancock	41	Executive Vice President, Chief Supply Chain Officer
Andrew E. Iacobucci	54	Chief Commercial Officer
Jay A. Kvasnicka	53	Executive Vice President, Field Operations
David A. Rickard	50	Executive Vice President, Strategy, Insights and Financial Planning
Keith D. Rohland	53	Chief Information Officer
David Works	53	Executive Vice President, Chief Human Resources Officer

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
Mr. Guberman has served as Executive Vice President, Nationally Managed Business since August 2016. Mr. Guberman served the Company as Chief Merchandising Officer from July 2015 to January 2017, Senior Vice President, Merchandising and Marketing Operations from January 2012 to July 2015 and Division President from August 2004 to December 2011. Mr. Guberman joined US Foods in 1991, originally as part of Kraft/Alliant Foodservice.
Mr. Hancock has served as Executive Vice President, Chief Supply Chain Officer since November 2020. Prior to joining US Foods, Mr. Hancock served as Senior Vice President of Supply Chain Operations of American Tire Distributors from November 2017 to October 2020, and was responsible for the oversight of 115 distribution facilities across America and a fleet of vehicles accountable for last-mile delivery to customers. Prior to joining American Tire Distributors, he served as Vice President of Global Supply Chain Operations for Target, where he spent 14 years, from 2003 to 2017, in various supply chain roles with the company.
Mr. Iacobucci has served as Chief Commercial Officer since February 2021. He served the Company as Chief Merchandising Officer from January 2017 to February 2021. Prior to joining US Foods, Mr. Iacobucci served as Executive Vice President, Merchandising of Ahold USA, Inc., a food retailer, from April 2016 to January 2017. Prior to joining Ahold, he served from February 2012 to November 2015 in several senior roles at Loblaw Companies Limited, a Canadian grocery retailer and wholesale food distributor, including President, Discount Division.
Mr. Kvasnicka has served as Executive Vice President, Field Operations since February 2021 and Interim Chief Supply Chain Officer since October 2019. He served the Company as Executive Vice President, Locally Managed Business and Field Operations from September 2016 to February 2021, Executive Vice President, Locally Managed Sales from August 2015 to September 2016, Region President from April 2013 to July 2015 and Division President from October 2011 to March 2013. Mr. Kvasnicka served the

Company as Vice President of Sales for the Stock Yards division, President of the Stock Yards division and in various other roles between 2005 and 2011. He was Vice President of Sales for the Minneapolis Division from 2003 to 2005. Mr. Kvasnicka joined US Foods in 1995, originally as part of Alliant Foodservice.
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
Risks Relating to Our Business and Industry
An economic downturn, public health crisis, such as the COVID-19 pandemic, and/or other factors affecting consumer spending and confidence, may reduce the amount of food prepared away from home, which may adversely affect our business, financial condition and results of operations.
The U.S. foodservice distribution industry is sensitive to national, regional and local economic conditions. An uneven level of general U.S. economic activity, uncertainty in the financial markets, and slow job growth could have a negative impact on consumer confidence and discretionary spending. A decline in economic activity or the frequency and amount spent by consumers for food prepared away from home, as well as other macroenvironmental factors that could decrease general consumer confidence (including volatile financial markets or an uncertain political environment), may negatively impact our business, financial condition and results of operations.
The global COVID-19 pandemic and its sudden and significant effects on the economy have and will continue to impact many of our customers, consumers and suppliers and, as a result, it has and will continue to impact us for an indeterminable period of time. Widespread adoption of “social distancing” measures, governmental directions to close non-essential businesses and public perceptions of the risks associated with the COVID-19 pandemic have resulted in a substantial disruption in many of our customers’ operations (including the limitation of dining options and the temporary (and, in some cases, permanent) closure of many restaurant, hospitality and education customers’ locations) and have significantly reduced the demand for our products and services. Sustained disruption in our customers’ operations and reduced consumer spending on food prepared away from home as a result of the COVID-19 pandemic has had, and is expected to continue to have, a significant negative effect on our customers’ financial condition and, as a result, has adversely impacted, and is expected to continue to adversely impact, our business, financial condition and results of operations.
We do not expect a full recovery for our business and the U.S. foodservice industry until there has been widespread vaccination of the American public, and consumers are once again willing and able to resume consumption of food away from home, travel and attend sporting, entertainment and other events on a regular basis. Although two vaccines for COVID-19 were approved by the United States Food and Drug Administration in December 2020, as of January 2, 2021, only a limited number of doses have been made available in the United States to certain frontline workers and at-risk individuals, and it remains unclear when either of these vaccines or others will be widely available to the American public. General economic conditions, such as higher unemployment rates and uncertainty regarding when the COVID-19 pandemic will abate, have had, and are expected to continue to have, a negative impact on consumer confidence and discretionary spending which will likely slow the recovery of the U.S. foodservice industry. Even when economic conditions improve, we cannot predict when or if our business will recover to pre-COVID-19 levels or the long-term effects of the pandemic on our business. If the restaurant and/or hospitality industry is fundamentally changed by the COVID-19 pandemic in ways that are detrimental to us, our business may continue to be adversely affected even as the pandemic abates and the broader economy begins to recover.
The negative impact of the COVID-19 pandemic led to a significant decline in net sales and total case volumes during the 53 weeks ended January 2, 2021, compared to the prior fiscal year. Total case volumes were down approximately 11.0% for the 53 weeks ended January 2, 2021. Because the COVID-19 situation is fluid and continues to evolve and because the duration and severity of the COVID-19 pandemic and its continued negative impact on the economy is unclear, it is difficult to forecast the impacts of the pandemic on our future results. However, we currently expect that the COVID-19 pandemic and its effects will continue to have a significant adverse impact on our business, financial condition and results of operations for the duration of the pandemic and, if the subsequent economic recovery is slow and gradual, throughout substantial portions of that recovery.
To the extent the COVID-19 pandemic adversely affects the business and financial results of our Company and our customers, it may also have the effect of amplifying many of the other risks described in this “Risk Factors” section.
The COVID-19 pandemic has had and will have a significant negative impact on our liquidity position and we expect that the impact will continue until the pandemic and any related negative economic effects abate.
Sustained disruption in our customers’ operations as a result of the COVID-19 pandemic will have a significant negative effect on our customers’ financial condition and, as a result, will adversely impact our business, financial condition and results of operations. As a result of the COVID-19 pandemic, we have experienced some deterioration in the collectability of our existing accounts receivable and a decrease in the generation of new accounts receivable. If the COVID-19 pandemic continues to persist for a prolonged period of time, we may experience further deterioration in the collectability of our existing accounts receivable and a continued decrease in the generation of our accounts receivable, which could adversely affect our cash flows and results of operations and require an increased level of working capital. In addition, our ability to borrow under our asset based senior secured revolving credit facility (the “ABL Facility”) is subject to a borrowing base limitation that is based on certain criteria, including the amount and collectability of new accounts receivable. Thus, a decline in the amount and collectability of our accounts receivable not only adversely affects our cash flows and results of operations, but also reduces our access to additional liquidity due its negative impact on the borrowing base of the ABL Facility. Furthermore, due to the negative impact that the COVID-19 pandemic had on our Adjusted EBITDA in the last three quarterly periods and is expected to have on future quarterly periods, we anticipate that our future ability to incur additional indebtedness under the incurrence “baskets” of our debt agreements that are based on a leverage ratio or coverage ratio calculation will be constrained.
In addition, the COVID-19 pandemic is has previously adversely affected, and in the future may again adversely affect, the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts. Two rating agencies announced downgrades to our credit ratings in May and September 2020, respectively. Our access to capital and the cost of any financing could be negatively impacted by this downgrade or any future downgrade or if financing sources were to ascribe higher credit risk to us or our industry.
As a result, the COVID-19 pandemic has had a significant impact on our liquidity position and we expect that impact will continue until the pandemic and any related negative economic effects abate. We expect to have sufficient liquidity to fund our operations and meet ordinary course obligations through 2022 even if total case volumes remain at current levels. We cannot, however, assure you that this will be the case. Any further significant reduction to our liquidity position caused by the COVID-19 pandemic could impair our ability to service our outstanding indebtedness and pay our other payables as they become due.
Our business is a low-margin business, and our profitability is directly affected by cost deflation or inflation, commodity volatility and other factors.
The U.S. foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile commodity costs have a direct impact on our industry. We make a significant portion of our sales at prices that are based on the cost of products we sell, plus a margin percentage or markup. As a result, our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation, or periods of rapid inflation, also may negatively impact our business as a result of decreased discretionary consumer spending. Such inflation may also reduce our profit margins and earnings if product cost increases cannot be passed on to customers because they resist paying higher prices or if there is a lag between when costs increase and when we are able to pass it along to customers.
Competition in our industry is intense, and we may not be able to compete successfully.
The U.S. foodservice distribution industry is highly competitive, with national, multi-regional, regional and local distributors and specialty competitors. Regional and local companies may align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These distributors may also rely on local presence as a source of competitive advantage, and they may have a lower cost to serve and other competitive advantages due to geographic proximity. Additionally, adjacent competition, such as other cash-and-carry operations, commercial wholesale outlets, warehouse clubs and grocery stores, continue to serve the commercial foodservice market. We also experience competition from online direct food wholesalers and retailers. We generally do not have exclusive distribution agreements with our customers, and they may switch to other distributors that offer lower prices or differentiated products or customer service. The cost of switching distributors is very low, as are the barriers to entry into the U.S. foodservice distribution industry. We believe most purchasing decisions in the U.S. foodservice distribution industry are based on the type, quality and price of the product and a distributor’s ability to completely and accurately fill orders and provide timely deliveries. Disruption caused by the COVID-19 pandemic to our ability to completely and accurately fill orders and provide timely deliveries of quality products at competitive prices has had, and is expected to continue to have, a negative impact on our business, financial condition and results of operations.
Increased competition has caused the U.S. foodservice distribution industry to change as distributors seek to lower costs, further increasing pressure on the industry’s profit margins. The continuing impact of the COVID-19 pandemic may further increase those competitive pressures including as a result of product availability from our suppliers, disruptions to timely and cost effective shipments from our suppliers due to increased freight demand and/or tightened truckload capacity, new pricing initiatives and discount programs established by competitors, consolidation and vertical integration, and increased customer cost consciousness. Any or all of these competitive pressures may continue to affect us during any recovery in the U.S. foodservice distribution industry following the widespread vaccination of the American public. To the extent we are not able to compete successfully, our business, financial condition, and results of operations may be adversely affected.

We rely on third party suppliers, and our business may be affected by interruption of supplies or increases in product costs.
We obtain most of our foodservice and related products from third party suppliers. We typically do not have long-term contracts with suppliers. Although our purchasing volume can provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies we need in the quantities and at the time and prices requested. We do not control the actual production of most of the products we sell. This means we are also subject to delays caused by interruption in production and increases in product costs based on actions and conditions outside our control. These actions and conditions include changes in supplier pricing practices (including promotional allowances); work slowdowns, work interruptions, strikes or other job actions by employees of suppliers; government shutdowns; severe weather and climate conditions; crop conditions; product or raw material scarcity; outbreak of food-borne illnesses; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; and natural disasters, pandemics, such as COVID-19, terrorist attacks or other catastrophic events. Our inability to obtain adequate supplies of foodservice and related products because of any of these or other factors could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors.
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
Further, some of our customers purchase their products under arrangements with GPOs. GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us. Our customers who are members of GPOs purchase products directly from us on the terms negotiated by their GPO. GPOs use the combined purchasing power of their members to negotiate more favorable prices than their members would typically be able to negotiate on their own, and we have experienced some pricing pressure from customers that associate themselves with a GPO. While no single customer represented more than 3% of our total net sales in fiscal year 2020, approximately 21% of our net sales in fiscal year 2020 were made to customers under terms negotiated by GPOs (including approximately 13% of our net sales in fiscal year 2020 that were made to customers that are members of one GPO). If an independent restaurant customer becomes a member of a GPO that has a contract with us, we may be forced to lower our prices to that customer, which would negatively impact our operating margin. In addition, if we are unable to maintain our relationships with GPOs, or if GPOs are able to negotiate more favorable terms for their members with our competitors, we could lose some or all of that business.
Market competition, customer requirements, customer financial condition and customer consolidation through mergers and acquisitions also could adversely affect our ability to continue or expand our relationships with customers and GPOs. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or GPOs on acceptable terms or at all or collect amounts owed to us from insolvent customers. For example, in fiscal year 2020, customers in the hospitality industry who were members of GPOs with which we have contracted significantly reduced their purchases as a result of the COVID-19 pandemic, and we do not expect them to significantly increase their purchases until the hospitality industry recovers from the current environment. Our customer and GPO agreements are generally terminable upon advance written notice (typically ranging from 30 days to 6 months) by either us or the customer or GPO, which provides our customers and GPOs with the opportunity to renegotiate their contracts with us or to award more business to our competitors.
Significant decreases in the volume and/or number of our customers’ purchase orders, the loss of one or more of our major customers or GPOs or our inability to grow to our current customer base could adversely affect our business, financial condition and results of operations.
We may fail to increase or maintain the highest margin portions of our business, including sales to independent restaurant customers and sales of our private label products.
Our most profitable customers are independent restaurants. We tend to work closely with independent restaurant customers, providing them access to our customer value-added tools and as a result are able to earn a higher operating margin on sales to them. These customers are also more likely to purchase our private label products, which are our most profitable products. Our ability to continue to gain market share of independent restaurant customers is critical to achieving increased operating profits. Changes in the buying practices of independent restaurant customers, including their ability to require us to sell to them at discounted rates, or decreases in our sales to this type of customer or a decrease in the sales of our private label products could have a material negative impact on our profitability. The COVID-19 pandemic has resulted in a substantial disruption in many of our independent restaurant customers’ operations (including, reduced seating capacity, inability to seat customers indoors, reduced hours of operations, and temporary restaurant closures) and, in some cases, permanent closures of restaurants. Loss of business as a result of the COVID-19 pandemic and its negative economic impact has changed the buying practices of our independent restaurant customers and may also result in additional permanent closures of restaurants, which could have a negative impact on our business, financial condition and results of operations.
We may be unable to achieve some or all of the benefits that we expect from our cost savings initiatives.
We may not be able to realize some or all of our expected cost savings. A variety of factors, including the COVID-19 pandemic, could cause us not to realize expected cost savings, including, among others, delays in the anticipated timing of activities related to our cost savings initiatives, lack of sustainability in cost savings over time, and unexpected costs associated with operating our business. All of these factors could negatively affect our business, financial condition and results of operations.
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
In addition, actions taken by national, state and local governments to contain the COVID-19 pandemic, such as travel restrictions or bans, social distancing requirements, restaurant seating capacity limitations, and required closures of non-essential businesses caused a sudden and significant decline in consumers’ consumption of food away from home in fiscal year 2020. Even when the aforementioned restrictions are eased, public perceptions of the risks associated with COVID-19 may cause consumers to continue to avoid or limit gatherings in restaurants and other public places and reduce or eliminate business or personal travel, each of which would impact our restaurant and hospitality customers and reduce demand for our products. As a result, we do not expect a full recovery for our business and the U.S. foodservice industry until there has been widespread vaccination of the American public, and consumers are once again willing and able to resume consumption of food away from home, travel and attend sporting, entertainment and other events on a regular basis.
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
Over the last several decades, the U.S. food retail industry has undergone significant change. Companies such as Wal-Mart and Costco have developed a lower cost structure, providing their customers with an everyday low-cost product offering. In addition, commercial wholesale outlets, such as Restaurant Depot, offer an additional low-cost option in the markets they serve. As a result of consumers’ growing desire to shop online, traditional grocery chains are subject to increasing competition from new market participants, food retailers who have incorporated the Internet as a direct-to-consumer channel and Internet-only retailers that sell grocery products. For example, Amazon has expanded into grocery retail including fresh prepared foods through Amazon Fresh and Whole Foods. Additionally, online food delivery services are increasingly competing with traditional grocery chains in the food sales market. Competition from these new market participants and selling channels could negatively impact traditional grocery chains, resulting in declining same-store sales and store closings in the retail and grocery sector, which could adversely affect our grocery-anchored revenues and cash flow. As a large-scale U.S. foodservice distributor, we have similar strategies to remain competitive in the marketplace by reducing our cost structure. However, to the extent more of our competitors adopt an everyday low-price strategy, we would potentially be pressured to offer lower prices to our customers. That would require us to achieve additional cost savings to offset these reductions. If we are unable to change our cost structure and pricing practices rapidly enough to successfully compete in that environment, our business, financial condition and results of operations may be adversely affected.
Impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets could adversely affect the Company’s financial condition and results of operations.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate an asset may be impaired. Relevant factors, events and circumstances that affect the fair value of goodwill and indefinite-lived intangible assets may include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, the Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of June 28, 2020, the first day of the third quarter of fiscal year 2020. Due to the adverse impacts of the COVID-19 pandemic on forecasted earnings and the discount rate utilized in our valuation models, we recognized an impairment charge of $9 million related to two trade names acquired as part of the Food Group acquisition. Impairment analysis requires significant judgment by management and is sensitive to changes in key assumptions used, such as future cash flows, discount rates and growth rates as well as current market conditions in both the United States and globally, all of which are being unfavorably impacted by the ongoing COVID-19 pandemic. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional future impairment charges, which could be material. For more information on the goodwill assessment and related impairment charge, see section captioned “Valuation of Goodwill and Other Intangible Assets” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, Goodwill and Other Intangibles in our consolidated financial statements.
Risks Relating to Food Safety and Regulatory Requirements
Our business is subject to significant governmental regulation, and failure to comply with applicable governmental regulations may lead to lawsuits, investigations and other liabilities and restrictions on our operations.
In the course of our operations, we process, handle, store and transport a wide variety of food and non-food products, operate and maintain vehicle fleets, operate fork-lifts store fuel in on-site aboveground and underground storage tanks, and use and dispose of hazardous substances including in connection with our use of our ammonia or freon-based refrigeration systems, propane, and battery-powered fork-lifts. Our operations are subject to a broad range of laws and regulations including regulations governing the processing, packaging, storage, distribution, marketing, advertising, labeling, quality and safety of our food products, as well as rights of our employees and the protection of the environment. Changes in legal or regulatory requirements (such as new food safety requirements, revised regulatory requirements for the processing and packaging of food products and requirements to phase-out of certain ozone-depleting substances or otherwise regulating greenhouse gas emissions), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations including costs to upgrade or replace equipment that could adversely affect our business, financial condition and results of operations.
We are subject to governmental regulation regarding our relationship with our employees including minimum wage, overtime, wage payment, wage and hour, employment discrimination, harassment and immigration. Due to contracts we have with federal and state governmental entities, we are subject to audits of, or requests for information regarding, our employment practices. In addition, in response to the COVID-19 pandemic, the Centers for Disease Control (CDC), the Occupational Safety and Health Administration and various other federal, state, and local authorities have issued guidance, new interpretations of existing requirements, and implemented new requirements for employers that affect the operation of our facilities and the management of our workforce. The various federal, state and local requirements and guidance continue to evolve, but we are continually monitoring for updates and responding to updated requirements and guidance applicable to our business as we become aware of them.
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
Failing to comply with applicable legal and regulatory requirements, or encountering disagreements with respect to our contracts subject to governmental regulation, could result in a number of adverse situations. These could include investigations; litigation or other legal proceedings; administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; cease and desist orders against operations that are not in compliance; closing facilities or operations; debarments from contracting with governmental entities; and loss or modification of existing, or denial of additional, licenses, permits, registrations, or approvals.
If the products we distribute are alleged to have caused injury, illness or other damage or to have failed to comply with applicable governmental regulations, we may need to recall products.
As a distributor and manufacturer of food, we may be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute or manufacture are alleged to have caused injury, illness or other damage, to have been mislabeled, misbranded or adulterated or to otherwise have violated applicable governmental regulations. We may recall products based on occurrences of food-borne illnesses (such as E. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis, salmonella or swine flu) and food tampering. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, whether for taste, appearance or otherwise, in order to protect our brand and reputation.
Any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation and/or lost sales due to the unavailability of the product for an extended period of time could adversely affect our business, financial condition and results of operations. If patrons of our customers become ill from food-borne illnesses, our customers could be forced to temporarily close locations and our sales would correspondingly decrease.
We may experience product liability claims.
We may be exposed to potential product liability claims in the event that the products we distribute or manufacture are alleged to have caused injury, illness or other damage. We believe we have sufficient liability insurance to cover product liability claims. We also generally seek contractual indemnification and insurance coverage from parties supplying products to us. If our current insurance does not continue to be available at a reasonable cost or is inadequate to cover all of our liabilities, or if our indemnification or insurance coverage is limited, as a practical matter, by the creditworthiness of the indemnifying party or the insured limits of our suppliers’ insurance coverage, the liability related to allegedly defective products that we distribute or manufacture could adversely affect our business, financial condition and results of operations.
Negative publicity may adversely impact our reputation and business.
Maintaining a good reputation and the safety and integrity of the products we distribute is critical to our business, particularly in selling our private label products. Product recalls, occurrences of food-borne illness or food tampering may cause negative publicity about the quality, safety, sustainability or integrity of food products, whether or not they are related to our products. Any event that damages our reputation or calls into question the safety or integrity of our products, whether justified or not, could quickly and negatively affect our business, financial condition and results of operations.
Risks Relating to Our Indebtedness
Our level of indebtedness may adversely affect our financial condition and our ability to raise additional capital or obtain financing in the future, react to changes in our business, and make required payments on our debt.
We had $5,748 million of indebtedness outstanding, net of $60 million of unamortized deferred financing costs, as of January 2, 2021.
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
Our level of indebtedness could have important consequences, including the following:
•a substantial portion of our cash flows from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes, including working capital, capital expenditures, acquisitions and general corporate purposes;
•we are exposed to the risk of increased interest rates because approximately 57% of the net principal amount of our indebtedness was at variable rates of interest as of January 2, 2021 (after considering interest rate swaps that fixed the interest rate on $550 million of the principal amount of our borrowings under the Initial Term Loan Facility);

•it may be difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•we may be more vulnerable to general adverse economic and industry conditions;
•we may be at a competitive disadvantage compared to our competitors with less debt or lower debt service requirements and they, as a result, may be better positioned to withstand competitive pressures and general adverse economic and industry conditions;
•our ability to refinance indebtedness may be limited or the associated costs may increase; and
•our ability to obtain additional financing may be limited or the associated costs of obtaining additional financing may increase.

Our level of indebtedness may further increase from time to time. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness, including secured debt, that could be incurred in compliance with these restrictions could be substantial. Incurring substantial additional indebtedness could further exacerbate the risks associated with our level of indebtedness.
The agreements and instruments governing our indebtedness contain restrictions and limitations that may significantly impact our ability to operate our business.
The agreements and instruments governing our indebtedness contain covenants that, among other things, restrict our ability to: dispose of assets; incur additional indebtedness (including guarantees of additional indebtedness); pay dividends and make certain payments; create liens on assets; make investments; engage in certain business combination transactions; engage in certain transactions with affiliates; change the business we conduct; and amend specific debt agreements. In addition, these agreements subject us to various financial covenants.
The restrictions under the agreements governing our indebtedness may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive and financial covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers of or amendments to these agreements if for any reason we are unable to comply with them, or that we will be able to refinance our debt on acceptable terms or at all.
Our ability to comply with the covenants and restrictions contained in the agreements governing our indebtedness depends on our ongoing financial and operating performance, among other things, and may be affected by economic, financial and industry conditions beyond our control, including as discussed under the caption “Risks Related to Our Business and Industry” above. The breach of any of these covenants or restrictions could result in a default under the agreements governing our indebtedness that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, creditors having secured obligations could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under our credit facilities and may not be able to repay the amounts due under our indebtedness. This could have serious consequences to our business, financial condition and results of operations and could cause us to become bankrupt or insolvent.
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect the cost of servicing our debt.
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to phase out the use of LIBOR by the end of 2021. In November 2020, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, announced plans to consult on ceasing publication of the one week and two month U.S. dollar LIBOR tenors immediately following their publication on December 31, 2021, and all other U.S. dollar LIBOR tenors immediately following their publication on June 30, 2023. IBA published its consultation on December 4, 2020 and solicited feedback through January 25, 2021. We cannot predict the outcome of this consultation, and there can be no assurance that LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Amounts drawn under each of our ABL Facility and initial and incremental senior secured term loan facilities (the “Initial Term Loan Facility” and “Incremental Term Loan Facilities”, respectively) may bear interest at rates based upon, among other things, U.S. dollar LIBOR. As such, depending on the future of LIBOR, we may need to renegotiate certain standards in or terms of the agreements governing this indebtedness to replace U.S. dollar LIBOR with a new standard or we may be required to borrow this indebtedness based upon alternate interest rate conventions as set forth in those agreements, which could increase the cost of servicing this debt and have an adverse effect on our business, financial condition and results of operations.

Risks Relating to Human Capital Management
We face risks related to labor relations and costs.
We employed approximately 26,000 associates as of January 2, 2021, of which approximately 5,800 were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Our failure to effectively renegotiate any CBAs could result in work stoppages. From time to time, we may face increased efforts to subject us to multi-location labor disputes, as individual labor agreements expire or labor disputes arise. This would place us at greater risk of being unable to continue to operate one or more facilities, possibly delaying deliveries, causing customers to seek alternative distributors, or otherwise being materially adversely affected by labor disputes. When there are labor related issues at a facility represented by a local union, sympathy strikes may occur at other facilities that are represented by other local unions. While we generally believe we have good relations with our associates, including the unions that represent some of our associates, a work stoppage due to a failure to renegotiate union contracts or for other reasons could have a material adverse effect on our business, financial condition and results of operations.
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
A labor shortage could potentially increase labor costs, reduce our profitability and/or decrease our ability to effectively serve customers. In addition, in response to the decreased demand for our products and services caused by the COVID-19 pandemic, during fiscal year 2020, we implemented multiple cost savings measures relating to our workforce, including temporary furloughs or hours reductions, freezing non-business critical hiring, deferring annual corporate salary and wage increases, reducing our board of directors, executive and other senior leadership compensation, and reducing the size of our workforce. While we have ended the furloughs and discontinued the temporary salary reductions, employees who were impacted by these actions may seek and find other employment. If key personnel terminate their employment, become ill as a result of the COVID-19 pandemic, or if an insufficient number of employees is retained to maintain effective operations, our business operations may be adversely affected.
The success of our business depends on our ability to attract, train, develop and retain a highly skilled and diverse workforce. Recruiting and retention efforts (particularly with respect to driver and warehouse personnel) and actions to increase productivity may not be successful, and we could encounter a shortage of qualified employee talent in the future. Furthermore, as a government contractor, we are subject to oversight by the Department of Labor’s Office of Federal Contract Compliance Programs, which reviews our employment practices including affirmative action and non-discrimination based on race, sex and disability, among other characteristics. If an audit or investigation reveals a failure to comply with regulations, we could become subject to civil or criminal penalties and/or administrative sanctions, including government pre-approval of our government contracting activities, termination of government contracts, and suspension or debarment from doing further business with the U.S. government and could also be subject to claims for breach of contract by our customers. Any of these actions could increase our expenses, reduce our revenue and damage our reputation as a reliable government supplier.
Risks Relating to Intellectual Property, Technology and Information Security
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly our trademarks, to be a valuable aspect of our business. We protect our intellectual property rights through a combination of trademark, copyright and trade secret protection. Our failure to obtain or adequately protect our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results.
Competing intellectual property claims that impact our brands may arise unexpectedly. Any litigation or disputes regarding intellectual property may be costly and time-consuming and may divert the attention of our management and key personnel from our business operations. We also may be subject to significant damages or injunctions against development, launch and sale of certain products. Any of these occurrences may harm our business, financial condition and results of operations.

We rely heavily on technology, and we may experience a disruption in existing technology or delay in effectively implementing new technology.
Our ability to control costs and maximize profits, as well as to serve customers most effectively, depends on the reliability of our information technology systems and related data entry processes in our transaction intensive business. We rely on software and other information technology to manage significant aspects of our business, such as purchasing, order processing, warehouse/inventory management, truck loading and logistics and optimization of storage space. We also rely on access to those systems online including through mobile devices to connect with our employees, customers, suppliers and other business partners. The importance of such networks and systems has increased due to many of our employees, and the employees of our customers, suppliers and business partners, working remotely as a result of the COVID-19 pandemic.
Any disruption to this information technology could negatively affect our customer service, decrease the volume of our business, impair operations and profits and result in increased costs. If we do not allocate and effectively manage the resources necessary to build, sustain and protect appropriate information technology systems, we could experience service disruptions or other system failures and our business or financial results could be adversely impacted. We have also outsourced several information technology support services and administrative functions to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.
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
We rely upon information technology networks and systems to process, transmit and store electronic information, to manage our data, communications and business processes, including our marketing, sales, manufacturing, procurement, logistics, customer service, accounting and administrative functions. Our reliance on such networks and systems has increased due to many of our employees, and the employees of our customers, suppliers and business partners, working remotely as a result of the COVID-19 pandemic.
The use of these networks and systems gives rise to cybersecurity risks, and the risk of other security breaches (including access to or acquisition of supplier, customer, employee or other confidential information). Since the outbreak of the COVID-19 pandemic in March 2020, there have been reports of a surge in widespread cyberattacks, particularly with the increase in the number of employees working remotely from home and not in their usual office environment which exacerbate the aforementioned risks. The theft, destruction, loss, misappropriation, or release of secured data or interference with the networks and systems on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage, which in turn could adversely affect our business, financial condition and results of operations. While we have implemented measures to prevent security breaches, disruptions or other system failures, our preventative measures and incident response efforts may not be entirely effective. The cost to remediate damages to our information technology systems suffered as a result of a cyberattack or other unauthorized access to secured data could be significant.
In addition, in the event our suppliers or customers experience a breach or system failure, cyberattack or other security breach, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business, financial condition and results of operations.
Risks Relating to Acquisitions
We may fail to realize the expected benefits of acquisitions or effectively integrate the businesses we acquire.
Historically, a portion of our growth has come through acquisitions. In September 2019, we completed the acquisition of the Food Group, which significantly expanded the Company’s network in the West and Northwest parts of the U.S. In April 2020, we completed the acquisition of Smart Foodservice, which significantly expanded the Company’s cash and carry business in the West and Northwest parts of the U.S.
If we are unable to integrate acquired businesses successfully or realize anticipated synergies in a timely manner, we may not realize our projected return on investment and our business, financial condition and results of operations may be adversely affected. Integrating acquired businesses may be more difficult in a region or market where we have limited expertise or with a company culture or operating structure different than ours. A significant acquisition, in terms of geography or magnitude, could strain our leadership’s attention and our administrative and operational resources. We also may be unable to retain qualified management and other key personnel of the acquired businesses, that may be necessary to integrate acquired businesses successfully or realize anticipated synergies in a timely manner. In particular, the COVID-19 pandemic has presented challenges to the effective and timely integration of our acquisitions due to workforce disruptions and reduced productivity caused by travel restrictions and work-from-home policies and in the future may again adversely affect our integration efforts. In addition, our acquisition strategy may be impacted by our efforts to maintain our liquidity position in response to the COVID-19 pandemic.
Risks Relating to our Common Stock
As a result of its Series A Preferred Stock investment, KKR owns a substantial portion of our equity and its interests may not be aligned with yours.
As a result of its Series A Preferred Stock investment, KKR owns approximately 10% of our Common Stock on an as-converted basis and has the right to designate one director to our board of directors. As a result, KKR may have the ability to influence the outcome of certain matters relating to the Company. Circumstances may occur in which the interests of KKR could conflict with the interests of our other shareholders. For example, the existence of KKR as a significant shareholder and KKR’s board designation rights may have the effect of delaying or preventing changes in control or management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of the Company.
General Risk Factors
Changes in applicable tax laws and regulations and the resolution of tax disputes may negatively affect our financial results.
We are subject to income and other taxes in the U.S. and various state and local jurisdictions, and changes in tax laws or regulations or tax rulings may have an adverse impact on our effective tax rate. The U.S. and many state and local jurisdictions where we do business from time to time enact changes in relevant tax, accounting and other laws, regulations and interpretations. For example, on December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. federal income tax code, the impacts of which are described elsewhere in this Annual Report. Given the unpredictability of possible changes to U.S. federal and state and local tax laws and regulations, it is very difficult to predict their cumulative effect on our results of operations and cash flows, but new and changed laws and regulations could adversely impact our results of operations. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service (the “IRS”) and other state and local tax authorities and governmental bodies, for which we regularly assess the likelihood of an adverse outcome. If the ultimate determination of these examinations is that taxes are owed by us for an amount in excess of amounts previously accrued, our business, financial condition and results of operations could be adversely affected.
The Company’s Amended and Restated Certificate of Incorporation includes a forum selection clause.
The Company’s Amended and Restated Certificate of Incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, agent or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or director, officer, employee, agent or stockholder of the Company arising pursuant to any provision of the Delaware General Corporate Law, the Company’s Amended and Restated Certificate of Incorporation or the Bylaws of the Company, or (iv) any action asserting a claim against the Company or director, officer, employee, agent or stockholder of the Company governed by the internal affairs doctrine, in each case subject to the court having jurisdiction over indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in our capital stock is deemed to have received notice of and consented to provisions of the forum selection clause.
The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. If a court were to find the choice of forum provision contained in the Company’s Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions.
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
Extreme weather conditions and natural disasters, and other catastrophic events, may interrupt our business, or our customers’ or suppliers’ businesses.
Some of our facilities and our customers’ and suppliers’ facilities are located in areas that may be subject to extreme, and occasionally prolonged, weather conditions, including hurricanes, tornadoes, blizzards, and extreme cold. Extreme weather conditions may interrupt our operations in such areas. Furthermore, extreme weather conditions may interrupt or impede access to our customers’ facilities, reduce the number of consumers who visit our customers’ facilities, interrupt our suppliers’ production or shipments or increase our suppliers’ product costs, all of which could have an adverse effect on our business, financial condition and results of operations.
In addition, our business could be affected by large-scale terrorist acts or the outbreak or escalation of armed hostilities (especially those directed against or otherwise involving the U.S.), the outbreak of food-borne illnesses, the widespread outbreak of infectious diseases, such as the COVID-19 pandemic, or the occurrence of other catastrophic events. Any of these events could impair our ability to manage our business and/or cause disruption of economic activity, which could have an adverse effect on our business, financial condition and results of operations.
Our retirement benefits may give rise to significant expenses and liabilities in the future.
We sponsor defined benefit pension and other postretirement plans. These pension and postretirement obligations give rise to costs that are dependent on various assumptions, including those discussed in Note 20, Retirement Plans, in our consolidated financial statements, many of which are outside of our control, such as performance of financial markets, interest rates, participant age and mortality. In the event we determine that our assumptions should be revised, our future pension and postretirement plan benefit costs could increase or decrease. The assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement obligations and related costs and funding requirements.
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
Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of the date of this report, we operated (i) 70 distribution facilities (consisting of more than 18 million square feet), 56 of which are owned, (ii) 78 cash and carry locations (consisting of more than 1,800,000 square feet), all of which are leased, and (iii) 14 specialty manufacturing facilities (consisting of more than 900,000 square feet), 9 of which are owned. The leases related to these facilities expire at various dates from 2021 to 2040, although some provide options for us to renew. The table below lists the aggregate square footage, by state for these operating facilities.

Location	Number of Facilities	Square Feet
Alabama	2	438,804
Alaska	1	131,285
Arizona	4	493,116
Arkansas	1	135,009
California	21	2,010,675
Colorado	2	501,427
Connecticut	1	239,899
Florida	5	1,173,162
Georgia	2	691,017
Idaho	6	121,644
Illinois	3	528,295
Indiana	1	233,784
Iowa	1	114,250
Kansas	1	350,859
Louisiana	1	69,304
Michigan	1	276,003
Minnesota	2	333,137
Mississippi	1	287,356
Missouri	3	602,947
Montana	4	255,629
Nebraska	2	246,430
Nevada	4	731,662
New Hampshire	1	533,237
New Jersey	3	1,073,375
New Mexico	1	133,486
New York	3	388,683
North Carolina	3	875,023
North Dakota	2	221,314
Ohio	3	501,894
Oklahoma	2	345,559
Oregon	22	775,146
Pennsylvania	5	1,012,819
South Carolina	4	1,315,206
Tennessee	2	602,270
Texas	5	1,011,501
Utah	2	288,834
Virginia	2	629,318
Washington	31	1,456,919
West Virginia	1	220,537
Wisconsin	1	172,826
Total	162	21,523,641

Owned		15,736,185	73%
Leased		5,787,456	27%
In addition, we leased our corporate headquarters in Rosemont, Illinois (consisting of more than 300,000 square feet) and our shared services center in Tempe, Arizona (consisting of more than 100,000 square feet). We believe that, in the aggregate, our real estate is suitable and adequate to serve the needs of our business.

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
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock and Stockholders
Our common stock began trading publicly on the New York Stock Exchange (“NYSE”) under the symbol “USFD” as of May 26, 2016. Prior to that time, there was no public market for our common stock. There were 22,394 holders of record of our common stock as of February 11, 2021. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
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
During the 53 weeks ended January 2, 2021, the Company’s Board of Directors declared dividends on the shares of the Series A Preferred Stock outstanding as of the respective record dates in the form of 23,127 shares of Series A Preferred Stock in the aggregate. The aggregate value of the dividends-in-kind paid by the Company was $28 million. See Note 16, Convertible Preferred Stock, in our consolidated financial statements for further information.

Stock Performance Graph
The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 Index and the S&P 500 Food and Staples Retailing Index since May 26, 2016, the date the Company’s common stock began trading on the NYSE. The graph assumes the investment of $100 in our common stock and each of such indices on May 26, 2016 and the reinvestment of dividends, as applicable. Performance data for the Company, the S&P 500 Index and the S&P 500 Food and Staples Retailing Index is provided as of the last trading day of each of our last five fiscal years.

Stock Performance
US Foods Holding Corp.
S&P 500
S&P Food and Staples Retailing
Index Value
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
5/26/16
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
$200
$196
$134

	5/26/16	12/31/16	12/30/17	12/29/18	12/28/19	01/02/21
US Foods Holding Corp.	$100	$110	$128	$127	$168	$134
S&P 500	100	110	134	128	169	200
S&P Food and Staples Retailing Index	100	107	132	131	167	196

Item 6.    Selected Financial Data
Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand the Company, our financial condition and results of operations and our present business environment. It should be read together with our consolidated financial statements and related notes contained elsewhere in this Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with, GAAP. We believe these non-GAAP financial measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed in “Non-GAAP Reconciliations” below.

The following includes a comparison of our consolidated results of operations for fiscal years 2020 and 2019. For a comparison of our consolidated results of operations for fiscal years 2019 and 2018, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 13, 2020.
COVID-19
In March 2020, the World Health Organization characterized a novel strain of coronavirus (“COVID-19”) as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. Since mid-March 2020, our business has been significantly impacted. In March 2020, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions in businesses, schools and other public gathering spaces. Restrictions on public gatherings and attendance at retail or other establishments, including restaurants and recreational, sporting and other similar venues, continue to evolve and are expected to continue to remain in effect in some capacity until the COVID-19 pandemic has fully abated. These government mandates have forced many of our customers to seek government support in order to continue operating, to drastically curtail their dining options, to temporarily suspend operations or to cease operations entirely. In December 2020, two vaccines for COVID-19 were approved by the FDA and, as of the date hereof, a limited number of doses have been made available in the United States to certain frontline workers and at-risk individuals. However, it remains unclear when either of these vaccines or others will be widely available to the general American public. As a result, it remains unclear when and to what extent the COVID-19 pandemic will fully abate.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has and continues to adversely impact our sales and liquidity position due to the slowdown in total case volume (and, in particular, restaurant, hospitality and education case volume). In mid-March 2020, the operations of our restaurant, hospitality and education customers were suddenly and significantly disrupted by the spread of COVID-19 and the corresponding decline in consumer demand for food prepared away from home. Since that time, many of our customers were required by governmental authorities to temporarily close locations or only offer limited dining options such as carryout and delivery in an effort to reduce the spread of COVID-19, while others temporarily closed locations voluntarily or ceased operations entirely due to decreased consumer demand. Many of these government mandates started to loosen in the summer of 2020 to varying degrees and our case volume decline improved accordingly. Restrictions remain in place in many parts of the United States and, in some jurisdictions, governmental authorities have reinstituted heightened restrictions in response to recent increases in COVID-19 cases.
As a result of the COVID-19 pandemic and measures implemented to mitigate its spread, we have experienced decreased demand for our products, resulting in lower than anticipated Net sales and total case volumes beginning in mid-March 2020 through the second quarter of 2020. We saw some improvement in Net sales and total case volumes during the third quarter of 2020, as a result of loosened restrictions and shifts to outdoor dining; however, demand remained lower than 2019 levels for the corresponding periods. In the fourth quarter of 2020, increases in COVID-19 cases and the implementation of heightened restrictions on in-person dining in many markets, as well as other factors, resulted in a slowdown in the total case volume recovery trend that we saw in the third quarter of 2020. Total case volume decreased 11.0% for the 53 weeks ended January 2, 2021 compared to the 52 weeks ended December 28, 2019.
Recent Activity and Sector Perspectives
We are optimistic about the long-term prospects for our business. US Foods operates in a large and essential industry with a highly diversified set of end consumers. While some of our core customer groups (such as restaurants, hospitality and education) have been more significantly affected by the impacts of the COVID-19 pandemic, other customer groups (such as healthcare, government, retail and cash and carry) have been less significantly affected. Although the timetable for returning to normalcy is unknown, we believe that our case volumes will increase over time as vaccine distribution increases and the effects of the COVID-19 pandemic dissipate, consumer demand for food prepared away from home increases, educational institutions resume in-person learning, and the hospitality industry recovers.
As one of the largest companies in our industry, we believe we are well positioned for long-term success as the fragmented nature of our industry and the current environment create new opportunities for companies with the size and resources of US Foods. We believe we are differentiated from many of our competitors on a number of fronts including our national footprint, diversified multi-channel platform, strong technology capabilities and value-added service offerings, all of which have allowed us to continue to serve our customers during these unprecedented conditions. During these difficult times, we are proactively supporting our customers by helping our restaurant and hospitality customers adapt to social distancing restrictions with tools and resources to build and manage carryout and delivery capabilities. In light of the COVID-19 pandemic, we have developed additional innovative services, such as customer education webinars on the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), assistance with recovery plans for location re-openings, and the creation of unique pantry kits to allow restaurants to continue servicing consumers. Our product development efforts remain in full force and we continue to deliver product innovations that resonate with our customers.
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
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to deferment of employer-side social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and federally backed loans to qualifying small-businesses. US Foods has benefited from certain provisions under the CARES Act and many of our customers are benefiting from the federally backed small business loan program. In addition, on December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the “December 2020 Relief Bill”). The December 2020 Relief Bill, among other things, expands the federally backed small business loan program that was introduced as part of the CARES Act, which we expect will further benefit many of our customers. It is currently unclear if or how US Foods may indirectly benefit from the December 2020 Relief Bill, but we continue to examine the impact of the December 2020 Relief Bill on our business, results of operations and financial condition.
The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations or financial condition will ultimately be impacted. In particular, we cannot predict the extent to which the COVID-19 pandemic will affect our business, results of operation or financial condition in the long term because the duration and severity of the pandemic and its negative impact on the economy (including our customers) is unclear. The impact of the COVID-19 pandemic on us will also be dependent on: the resiliency of the restaurant and hospitality industry and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, social distancing requirements, required closures of non-essential businesses and aid and economic stimulus efforts; widespread vaccination of the American public resulting in increased willingness by consumers to consume food away from home, travel and attend sporting and other events; and any prolonged economic recession resulting from the pandemic. Certain of our customers, particularly independent restaurants, have temporarily and, in some cases, permanently shut down their operations due to the adverse business consequences of the COVID-19 pandemic. In addition, although during the course of the pandemic many of our restaurant customers have pivoted their offerings to focus on carryout and delivery, in many markets the combination of colder weather during the winter season and restrictions on in-person dining will likely pose additional challenges to our restaurant customers in those markets. If our customers continue to face business challenges, more of them may permanently shut down, which would impact the demand for our services and have a material adverse effect on our business and results of operations. While economic and operating conditions for our business improved in the third quarter compared to the second quarter, we do not expect to see pre-COVID-19 levels of operation until all government restrictions are lifted and consumers are once again willing and able to resume consumption of food away from home, travel and attend sporting and other events on a regular basis. This recovery may not occur until well after the pandemic abates and the broader economy begins to improve.
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
Fiscal Year 2020 Highlights
Financial Highlights—Total case volume decreased 11.0% in fiscal year 2020, and independent restaurant case volume decreased 11.2% in fiscal year 2020. Excluding the impact of the extra week in fiscal year 2020, total case volume decreased 12.5% in fiscal year 2020, and independent restaurant case volume decreased 12.7% in fiscal year 2020. Net sales decreased $3,054 million, or 11.8%, in fiscal year 2020 primarily due to the negative impact of COVID-19 on total case volumes, which was partially offset by contributions from the Food Group (which is included in our results for the full fiscal year 2020, and for fiscal year 2019, but only from and after September 13, 2019) and Smart Foodservice (which is included in our results for fiscal year 2020, but only from and after April 24, 2020, and is not included in our results for fiscal year 2019). The Food Group and Smart Foodservice contributed aggregate Net sales of $3,112 million for fiscal year 2020. Net sales for the Food Group and Smart Foodservice were also impacted by the COVID-19 pandemic, albeit to different degrees.
Gross profit decreased $868 million, or 18.9%, to $3,719 million in fiscal year 2020, primarily as a result of the negative impact of COVID-19 on Net sales, higher logistics costs, and COVID-19 related product donations and inventory adjustments, partially offset by contributions from the Food Group and Smart Foodservice. As a percentage of net sales, gross profit was 16.3% in fiscal year 2020, compared to 17.7% in fiscal year 2019.
Total operating expenses decreased $92 million, or 2.4%, to $3,796 million in fiscal year 2020. The decrease was primarily due to the negative impact of COVID-19 on total case volume, the related impact of cost actions taken during fiscal year 2020, and a $17 million gain on the sale of excess land. These decreases were partially offset by a higher provision for doubtful accounts of $47 million due to the impact of COVID-19, operating expenses from the Food Group and Smart Foodservice, $30 million of restructuring costs associated with work force reductions, and $9 million of asset impairment charges on certain trade names acquired as part of the Food Group acquisition.
Smart Foodservice Acquisition—On April 24, 2020, USF completed the acquisition of Smart Foodservice. Total consideration paid at the closing of the acquisition was $972 million (net of cash acquired). The acquisition of Smart Foodservice expands the Company’s cash and carry business in the West and Northwest parts of the U.S. The assets, liabilities and results of operations of Smart Foodservice have been included in our consolidated financial statements since the date the acquisition was completed.

Results of Operations
The following table presents selected consolidated results of operations of our business for fiscal years 2020, 2019 and 2018:

	Fiscal Year
	2020	2019	2018
	(in millions)
Consolidated Statements of Operations:
Net sales	$22,885	$25,939	$24,175
Cost of goods sold	19,166	21,352	19,869
Gross profit	3,719	4,587	4,306
Operating expenses:
Distribution, selling and administrative costs	3,757	3,888	3,647
Restructuring costs and asset impairment charges	39	—	1
Total operating expenses	3,796	3,888	3,648
Operating (loss) income	(77)	699	658
Other (income) expense—net	(21)	4	(13)
Interest expense—net	238	184	175
(Loss) income before income taxes	(294)	511	496
Income tax (benefit) provision	(68)	126	89
Net (loss) income	(226)	385	407
Series A convertible preferred stock dividends	28	—	—
Net (loss) income available to common shareholders	$(254)	$385	$407
Net (loss) income per share:
Basic	$(1.15)	$1.77	$1.88
Diluted	$(1.15)	$1.75	$1.87
Weighted-average number of shares used in per share amounts:
Basic	220	218	216
Diluted	220	220	218
Percentage of Net Sales:
Gross profit	16.3%	17.7%	17.8%
Operating expenses	16.6%	15.0%	15.1%
Operating (loss) income	(0.3)%	2.7%	2.7%
Net (loss) income	(1.0)%	1.5%	1.7%
Adjusted EBITDA(1)	2.8%	4.6%	4.6%
Other Data:
Cash flows—operating activities	$413	$760	$609
Cash flows—investing activities	(1,110)	(1,987)	(232)
Cash flows—financing activities	1,427	1,220	(391)
Capital expenditures	189	258	235
EBITDA(1)	366	1,057	1,011
Adjusted EBITDA(1)	648	1,194	1,103
Adjusted net income available to common shareholders(1)	20	523	472
Free cash flow(2)	224	502	374
(1)    EBITDA is defined as net (loss) income, plus interest expense—net, income tax (benefit) provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (1) restructuring costs and asset impairment charges; (2) share-based compensation expense; (3) the non-cash impact of last-in first-out (“LIFO”) reserve adjustments; (4) pension settlements; (5) business transformation costs; and (6) other gains, losses, or costs as specified in the agreements governing our indebtedness. Adjusted net income available to common shareholders is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items and Series A convertible preferred stock dividends. EBITDA, Adjusted EBITDA, and Adjusted net income available to common shareholders as presented in this Annual Report are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.
(2)    Free cash flow is defined as cash flows provided by operating activities less cash capital expenditures. Free cash flow as presented in this Annual Report is a supplemental measure of our liquidity that is not required by, or presented in accordance with, GAAP. It is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities, or any other liquidity measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.
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
We use Free cash flow as a supplemental measure to GAAP financial measures regarding the liquidity of our operations. We measure Free cash flow as cash flows provided by operating activities less cash capital expenditures. We believe that Free cash flow is a useful financial metric to assess our ability to pursue business opportunities and investments. Free cash flow is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities or any other liquidity measures derived in accordance with GAAP.
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income available to common shareholders and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	Fiscal Year
	2020	2019	2018
	(in millions)
Net (loss) income available to common shareholders	$(254)	$385	$407
Series A convertible preferred stock dividends (see Note 16)	28	—	—
Net (loss) income	(226)	385	407
Interest expense—net	238	184	175
Income tax (benefit) provision	(68)	126	89
Depreciation expense	343	311	300
Amortization expense	79	51	40
EBITDA	366	1,057	1011
Adjustments:
Restructuring costs and asset impairment charges(1)	39	—	1
Share-based compensation expense(2)	40	32	28
LIFO reserve adjustment(3)	25	22	—
Pension settlements(4)	—	12	—
Business transformation costs(5)	22	9	22
COVID-19 bad debt expense(6)	47	—	—
COVID-19 product donations and inventory adjustments(7)	50	—	—
COVID-19 other related expenses(8)	13	—	—
Business acquisition and integrated related costs and other(9)	46	62	41
Adjusted EBITDA	648	1,194	1,103
Depreciation expense	(343)	(311)	(300)
Interest expense—net	(238)	(184)	(175)
Income tax provision, as adjusted(10)	(19)	(176)	(156)
Series A convertible preferred stock dividends	28	—	—
Adjusted net income available to common shareholders	$20	$523	$472
Cash flow
Cash flows from operating activities	$413	$760	$609
Capital expenditures	(189)	(258)	(235)
Free cash flow	$224	$502	$374
(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the non-cash impact of LIFO reserve adjustments.
(4)    Consists of settlement costs resulting from payments to settle benefit obligations with participants in our defined benefit pension plan. See Note 20, Retirement Plans, in our consolidated financial statements for a further description of the pension settlement costs for fiscal year 2019.
(5)    Consists primarily of costs related to significant process and systems redesign across multiple functions.
(6)    Includes the increase in reserve for doubtful accounts expense reflecting the collection risk associated with our customer base as a result of the COVID-19 pandemic. For the 53 weeks ended January 2, 2021 we had a total of $67 million of reserve for doubtful accounts expense. Management estimates that approximately $47 million of this reserve for doubtful accounts expense was attributable to the negative impact the COVID-19 pandemic had on many of our customers’operations during the 53 weeks ended January 2, 2021. This amount was derived by subtracting what management believes to be a reasonable estimate of what reserve for doubtful accounts expense would have been for the 53 week period ended January 2, 2021 had there been no COVID-19 outbreak from actual reserve for doubtful accounts expense for the relevant period.
(7) Includes COVID-19 related expenses related to inventory adjustments and product donations.
(8) Includes COVID-19 related costs that we are permitted to addback under certain agreements governing our indebtedness.
(9)    Includes: (i) Food Group acquisition and integration related costs of $24 million, $52 million and $29 million for fiscal years 2020, 2019 and 2018, respectively; (ii) Smart Foodservice acquisition and integration related costs of $21 million for fiscal year 2020; and (iii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
(10)    Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted net income available to common shareholders and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, excess tax benefits associated with share-based compensation, and the tax benefits recognized in continuing operations due to the existence of a gain in other comprehensive income and loss in continuing operations. The tax effect of pre-tax items excluded from Adjusted net income available to common shareholders is computed using a statutory tax rate after taking into account the impact of permanent differences and valuation allowances.

A reconciliation between the GAAP income tax (benefit) provision and the income tax provision, as adjusted, is as follows:

	Fiscal Year
	2020	2019	2018
	(in millions)
GAAP income tax (benefit) provision	$(68)	$126	$89
Tax impact of pre-tax income adjustments	92	47	32
Discrete tax items	(5)	3	35
Income tax provision, as adjusted	$19	$176	$156

Comparison of Results
Fiscal Years Ended January 2, 2021 and December 28, 2019
Highlights
•Total case volume decreased 11.0% in fiscal year 2020, and independent restaurant case volume decreased 11.2% in fiscal year 2020. Excluding the impact of the extra week in fiscal year 2020, total case volume decreased 12.5% in fiscal year 2020, and independent restaurant case volume decreased 12.7% in fiscal year 2020.
•Net sales decreased $3,054 million, or 11.8% to $22,885 million in fiscal year 2020.
•Operating loss was $77 million in fiscal year 2020, compared to operating income of $699 million in fiscal year 2019. As a percentage of net sales, operating loss was 0.3% in fiscal year 2020, and operating income was 2.7% in fiscal year 2019.
•Net loss was $226 million in fiscal year 2020, compared to net income of $385 million in fiscal year 2019.
•Adjusted EBITDA decreased $546 million, or 45.7%, to $648 million in fiscal year 2020. As a percentage of net sales, Adjusted EBITDA was 2.8% in fiscal year 2020, as compared to 4.6% in fiscal year 2019.
Net Sales
Total case volume decreased 11.0% in fiscal year 2020. Excluding the impact of the extra week in fiscal year 2020, total case volume decreased 12.5% in fiscal year 2020. The decrease was due to the negative impact of COVID-19 on total case volume which was partially offset by contributions from the Food Group and Smart Foodservice. Organic case volume decreased 21.3% in fiscal year 2020, and organic independent restaurant case volume decreased 20.8% in fiscal year 2020. Excluding the impact of the extra week in fiscal year 2020, organic case volume decreased 22.6% in fiscal year 2020, and organic independent restaurant case volume decreased 22.2% in fiscal year 2020.
Net sales decreased $3,054 million, or 11.8%, to $22,885 million in fiscal year 2020, comprised of a $2,866 million, or 11.0%, decrease in total case volume and a $188 million, or 0.8%, decrease in the overall Net sales rate per case. The decrease in the Net sales rate per case primarily reflects changes in our product mix, partially offset by an year-over-year inflation increase of 1.9% in multiple product categories including beef, cheese and disposables. The year-over-year increase in inflation benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost. Sales of our private brands represented approximately 34% and 35% of Net sales in fiscal years 2020 and 2019, respectively. The Food Group and Smart Foodservice contributed aggregate Net sales of $3,112 million for fiscal year 2020.
Gross Profit
Gross profit decreased $868 million, or 18.9%, to $3,719 million in fiscal year 2020, primarily as a result of the negative impact of COVID-19 on total case volume, higher logistics costs, $50 million of COVID-19 related product donations and inventory adjustments, and unfavorable year-over-year LIFO adjustments, which were partially offset by contributions from the Food Group and Smart Foodservice. Our LIFO method of inventory costing resulted in expense of $25 million in fiscal year 2020, compared to expense of $22 million in fiscal year 2019. Gross profit as a percentage of net sales was 16.3% in fiscal year 2020, compared to 17.7% in fiscal year 2019.

Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring costs and asset impairment charges, decreased $92 million, or 2.4%, to $3,796 million in fiscal year 2020. Operating expenses as a percentage of net sales were 16.6% in fiscal year 2020, compared to 15.0% in fiscal year 2019. The decrease in operating expenses is primarily due to the negative impact of COVID-19 on total case volume, the related impact of cost actions put into place, and a $17 million gain on the sale of excess land. These decreases were partially offset by operating expenses for the Food Group and Smart Foodservice of $514 million, a $47 million increase in the provision for doubtful accounts reflecting the collection risk associated with our customer base as a result of COVID-19, $30 million of restructuring costs associated with work force reductions, and $9 million of asset impairment charges. The $9 million of asset impairment charges relate to the decline in fair value of certain trade names acquired as part of the Food Group acquisition primarily due to the adverse impact of COVID-19 on forecasted earnings and the discount rate utilized in our valuation models.
Operating (Loss) Income
Our operating loss was $77 million in fiscal year 2020, compared to operating income of $699 million in fiscal year 2019. Operating loss as a percentage of Net sales was 0.3% in fiscal year 2020, while operating income as a percentage of Net sales was 2.7% in fiscal year 2019. The decrease in operating income was due to the factors discussed in the relevant sections above.
Other (Income) Expense—Net
Other (income) expense—net includes components of net periodic benefit costs (credits), exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $21 million in fiscal year 2020, primarily due to the improved funded status of our defined benefit pension plan as of December 28, 2019. We recognized other expense—net of $4 million in fiscal year 2019, including $12 million of non-cash settlement costs resulting from payments to settle benefit obligations with participants in our defined benefit pension plan.
Interest Expense—Net
Interest expense—net increased $54 million in fiscal year 2020, primarily due to an increase in our indebtedness to finance the Food Group and Smart Foodservice acquisitions and to strengthen our liquidity position at the onset of the COVID-19 pandemic, which were partially offset by a decrease in benchmark interest rates in fiscal year 2020 as compared to fiscal year 2019.
Income Taxes
Our effective income tax rate for fiscal year 2020 of 23% varied from the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to an increase in an unrecognized tax benefit and a tax expense of $1 million, primarily related to a tax benefit shortfall associated with share-based compensation. Our effective income tax rate for fiscal year 2019 of 25% varied from the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million primarily related to excess tax benefits associated with share-based compensation.
Net (Loss) Income
Our net loss was $226 million in fiscal year 2020, compared to net income of $385 million in fiscal year 2019. The decrease in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements.
In response to the impact of the COVID-19 pandemic, in fiscal year 2020 and early 2021, we took actions aimed at strengthening our liquidity by increasing cash on hand and preserving financial flexibility in light of the economic and business uncertainty resulting from the pandemic. In particular:
•in March 2020, we borrowed an aggregate of $300 million under the former accounts receivable financing facility (the “ABS Facility”) and $700 million under the ABL Facility;
•on April 24, 2020, we borrowed an aggregate principal amount of $700 million under the 2020 Incremental Term Loan Facility, the proceeds of which were used to finance, in part, the Smart Foodservice acquisition;

•on April 28, 2020, we issued $1.0 billion aggregate principal amount of 6.25% Senior Secured Notes due 2025 (the “Secured Notes”), the proceeds of which were used to repay $400 million in principal amount of the 2020 Incremental Term Loan Facility and the balance of the net proceeds were used for general corporate purposes;
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
•on May 6, 2020, we completed the issuance and sale of 500,000 shares of our Series A Preferred Stock to KKR for an aggregate price of $500 million, the proceeds of which were used for working capital and general corporate purposes; and
•on February 4, 2021, we issued $900 million aggregate principal amount of 4.75% Senior Notes due 2029 (the “Unsecured Notes due 2029”), the proceeds of which were used, together with cash on hand, to (i) redeem all of the then outstanding Unsecured Notes due 2024, (ii) repay all of the then outstanding borrowings under the 2020 Incremental Term Facility and (iii) pay related fees and expenses.
After giving effect to the transactions described above, we believe that we will have sufficient liquidity to fund our operations and meet ordinary course obligations through 2022 even if total case volumes remain unchanged from current levels. We cannot, however, assure you that this will be the case. We may pursue additional capital raise transactions at some point in the future if we determine that it would be advisable to further strengthen our liquidity position. We make no assurance, however, that we will be able to raise any additional capital in the future on satisfactory terms or at all. Our continued access to sources of liquidity depends on multiple factors, including economic conditions, the condition of financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. Two rating agencies downgraded our credit ratings in May and September 2020, respectively. Our access to additional capital and the cost of any future financing transactions could be negatively impacted by these downgrades or any future downgrade or if financing sources were to ascribe higher credit risk to us or our industry. In addition, the COVID-19 pandemic has previously adversely affected, and in the future may again adversely affect, the availability of liquidity generally in the capital markets. If in the future the COVID-19 pandemic has an adverse effect on the availability of liquidity generally in the capital markets that could significantly impact our future cost of borrowing and the availability of additional capital to us.
Indebtedness
The aggregate carrying value of our indebtedness was $5,748 million, net of $60 million of unamortized deferred financing costs, as of January 2, 2021.
As discussed above, on May 1, 2020 we terminated the ABS Facility and transitioned the accounts receivable that secured the ABS Facility to the collateral pool that secures the ABL Facility and, on May 4, 2020, we entered into an amendment to our ABL Facility which increased the aggregate commitments by $390 million to a total commitment of $1,990 million. This transition increases the size of the borrowing base under the ABL Facility. We had no outstanding borrowings and had issued letters of credit totaling $281 million under the ABL Facility as of January 2, 2021. There was remaining capacity of $1,584 million under the ABL Facility based on our borrowing base as of January 2, 2021.
The Initial Term Loan Facility had a carrying value of $2,098 million, net of $3 million of unamortized deferred financing costs, as of January 2, 2021. The 2019 Incremental Term Loan Facility had a carrying value of $1,451 million, net of $30 million of unamortized deferred financing costs, as of January 2, 2021. The 2020 Incremental Term Loan Facility had a carrying value of $284 million, net of $11 million of unamortized deferred financing costs, as of January 2, 2021.
The Secured Notes had a carrying value of $987 million, net of $13 million of unamortized deferred financing costs, as of January 2, 2021. USF’s 5.875% Senior Notes due 2024 (the “Unsecured Senior Notes due 2024”) had a carrying value of $597 million, net of $3 million of unamortized deferred financing costs, as of January 2, 2021. We also had $323 million of obligations under financing leases for transportation equipment and building leases as of January 2, 2021.
The ABL Facility will mature in 2024. The Initial Term Loan Facility and the 2019 Incremental Term Loan Facility will mature in 2023 and 2026, respectively. The Secured Notes will mature in 2025. We used the proceeds from the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the then outstanding Unsecured Senior Notes due 2024 and repay all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility, as further discussed in Note 27, Subsequent Events. As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our other available liquidity and capital resources.
We believe that the combination of cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.

The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. For additional information, see Item 1A of Part I, “Risk Factors-Risks Relating to Our Indebtedness.” USF had approximately $1.3 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of January 2, 2021.
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

Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for fiscal years 2020 and 2019:

	Fiscal Year
	2020	2019
	(in millions)
Net (loss) income	$(226)	$385
Changes in operating assets and liabilities	154	(54)
Other adjustments	485	429
Net cash provided by operating activities	413	760
Net cash used in investing activities	(1,110)	(1,987)
Net cash provided by financing activities	1,427	1,220
Net increase (decrease) in cash, cash equivalents and restricted cash	730	(7)
Cash, cash equivalents and restricted cash—beginning of year	98	105
Cash, cash equivalents and restricted cash—end of year	$828	$98
Operating Activities
Cash flows provided by operating activities decreased $347 million to $413 million in fiscal year 2020. The year-over-year decrease was primarily attributable to the decline in operating results driven by the impact of COVID-19 on our results, and the associated impact on the Company’s working capital requirements resulting from lower total case volume and lower inventories.
Investing Activities
Cash flows used in investing activities in fiscal year 2020 included the $972 million cash purchase price for the acquisition of Smart Foodservice and cash expenditures of $189 million for fleet replacement and investments in information technology, as well as new construction and/or expansion of distribution facilities.
Cash flows used in investing activities in fiscal year 2019 included the $1.8 billion cash purchase price for the acquisition of the Food Group and cash expenditures of $258 million for fleet replacement and investments in information technology, as well as new construction and expansion of distribution facilities. During fiscal year 2019, we sold three Food Group distribution facilities for aggregate proceeds of $94 million and sold certain excess properties for aggregate proceeds of $6 million during fiscal year 2019.
We expect total cash capital expenditures in fiscal year 2021 to be between $290 million and $305 million, exclusive of approximately $35 million to $45 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows provided by financing activities in fiscal year 2020 included aggregate borrowings of $700 million under the 2020 Incremental Term Loan Facility, the proceeds of which were used to finance, in part, the Smart Foodservice acquisition; $1.0 billion of gross proceeds from the issuance of the Secured Notes; and $500 million of proceeds, net of $9 million of related fees, from the issuance and sale of 500,000 shares of our Series A Preferred Stock. Cash flows used by financing activities in fiscal year 2020 included $158 million of scheduled payments under our Term Loan Facilities and financing leases. We borrowed an aggregate of $1.0 billion under the ABL Facility and ABS Facility in March 2020 for the purposes of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the onset of the COVID-19 pandemic. With the improvement in total case volume as well as cash generated in the second half of fiscal 2020, we were able to repay the entire outstanding balance of the ABL Facility by January 2, 2021. We used part of the proceeds from the issuance of the Secured Notes to repay $400 million of borrowings under the 2020 Incremental Term Loan Facility, and we used $542 million of cash on hand to repay all of our outstanding borrowings under the ABS Facility, which we then subsequently terminated. We incurred approximately $33 million of lender fees and third-party costs in connection with the aforementioned financing transactions. Cash flows from financing activities in fiscal year 2020 also included $18 million of proceeds received from stock purchases under our employee stock purchase plan and $3 million of proceeds from the exercise of employee stock options, which were partially offset by $5 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows provided by financing activities in fiscal year 2019 included aggregate borrowings of $1.5 billion under the 2019 Incremental Term Loan Facility and approximately $330 million in borrowings under the ABL Facility and ABS Facility, which were used to finance the acquisition of the Food Group. Cash flows used in financing activities in fiscal year 2019 included net payments of $166 million under the ABL Facility and ABS Facility and $116 million of scheduled payments under our Term Loan Facilities and financing leases. We incurred approximately $44 million of lender fees and third-party costs in connection with the 2019 Incremental Term Loan Facility and the ABL Facility refinancing transaction. Financing activities in fiscal year 2019 also included $19 million of proceeds received from stock purchases under our employee stock purchase plan and $19 million of proceeds from the exercise of employee stock options, which were partially offset by $5 million of employee tax withholdings paid in connection with the vesting of stock awards.
Retirement Plans
We sponsor a defined benefit plan that pays benefits to eligible employees at retirement. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. We did not make significant contributions to the Company-sponsored defined benefit and other postretirement plans in fiscal years 2020 and 2019, and we do not expect to make significant contributions in fiscal year 2021. As described in Note 20, Retirement Plans, in our consolidated financial statements, in the fourth quarter of fiscal year 2019, we completed a voluntary lump sum settlement offer to certain terminated defined benefit plan participants. In addition, in the fourth quarter of fiscal year 2019, we also completed a spin-off of certain active participants with small accrued benefits and retirees into a separate defined benefit plan and immediately terminated that plan. Those participants were able to elect to receive immediate lump sum payouts, with any remaining liabilities transferred to an insurance company through the purchase of an annuity contract. Pension obligation settlement payments of $66 million related to these transactions, consisting of lump sum payments and purchased annuities, were paid from plan assets.
Certain employees are eligible to participate in our 401(k) savings plan. We made employer matching contributions to the 401(k) plan of $47 million and $51 million in fiscal years 2020 and 2019, respectively.
We also are required to contribute to various multiemployer pension plans under the terms of certain of our CBAs. Our contributions to these plans were $44 million and $38 million in fiscal years 2020 and 2019, respectively.
Contractual Obligations
The following table includes information about our significant contractual obligations as of January 2, 2021 that affect our liquidity and capital needs. The table includes information about payments due under specified contractual obligations and the maturity profile of our consolidated debt, operating leases and other long-term liabilities.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Recorded Contractual Obligations:
Debt, including financing lease obligations	$5,808	$131	$2,267	$1,969	$1,441
Operating lease obligations	427	57	118	77	175
Self-insured liabilities(1)	176	43	51	23	59
Pension plans and other postretirement benefits contributions(2)	7	1	2	2	2
Unrecorded Contractual Obligations:
Interest payments on debt(3)	828	211	384	206	27
Multiemployer contractual minimum pension contributions(4)	12	4	8	—	—
Purchase obligations(5)	1,667	1,643	24	—	—
Total contractual cash obligations	$8,925	$2,090	$2,854	$2,277	$1,704

(1)    Represents the estimated undiscounted payments on our self-insurance programs for general, fleet and workers compensation liabilities. Actual payments may differ from these estimates.
(2)    Represents estimated contributions for Company-sponsored defined benefit plan and benefit payments under other Company-sponsored postretirement benefit plans. Estimated contributions beyond fiscal year 2021 are not available for the Company’s defined benefit plan.
(3)    Represents future interest payments on fixed rate debt, financing leases and $3.3 billion of variable rate debt at interest rates as of January 2, 2021. The amounts shown in the table include interest payments under interest rate swap agreements.
(4)    Represents minimum contributions to the Central States Teamsters Southeast and Southwest Area Pension Fund through fiscal year 2023.
(5)    Represents purchase obligations for purchases of product in the normal course of business, for which all significant terms have been confirmed, information technology commitments and forward fuel and electricity purchase obligations. The balance does not include fiscal year 2021 capital expenditures expected to be between $290 million to $305 million, exclusive of approximately $35 million to $45 million of capital expenditures under our fleet financing leases. See “Investing Activities” above.
Other long-term liabilities as of January 2, 2021, as disclosed in Note 14, Accrued Expenses and Other Long-Term Liabilities, in our consolidated financial statements, consist primarily of an uncertain tax position liability of $33 million, inclusive of interest and penalties, for which the timing of payment is uncertain.
Off-Balance Sheet Arrangements
We had entered into $281 million of letters of credit, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs, under the ABL Facility as of January 2, 2021.
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
Valuation of Goodwill and Other Intangible Assets
Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with each acquisition. Other intangible assets include customer relationships, amortizable trade names, non-compete agreements, the brand names comprising our portfolio of private brands, and trademarks. We assess goodwill and other intangible assets with indefinite lives for impairment each year, or more frequently if events or changes in circumstances indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment as of the beginning of each fiscal third quarter. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable.
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 26, Business Information, in our consolidated financial statements. Our assessment for impairment of goodwill utilized a discounted cash flow analysis to determine the fair value of the reporting unit for comparison to the corresponding carrying value. Based on our fiscal year 2020 annual impairment analysis for goodwill, we concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value.
Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a relief from royalty method. The fair value of each intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.
Due to the adverse impacts of the COVID-19 pandemic on forecasted earnings and the discount rate utilized in our valuation models, in fiscal year 2020, the Company recognized impairment charges of $9 million related to two trade names acquired as part of the Food Group acquisition, which was included in restructuring costs and asset impairment charges in the Company’s Consolidated Statement of Comprehensive Income. Key assumptions used in the relief from royalty method included the long-term growth rates of future revenues, the royalty rate for such revenue, and a discount rate. No other impairments were noted as part of our fiscal year 2020 annual impairment assessment.

Due to the many variables inherent in estimating fair value and the relative size of the goodwill and indefinite-lived intangible assets, differences in assumptions could have a material effect on the results of the Company’s impairment analysis in future periods.
Vendor Consideration
We participate in various rebate and promotional incentives with our suppliers, primarily through purchase-based programs. The amount and timing of recognition of consideration under these incentives requires management judgment and estimates. Consideration under these incentives is estimated during the year based on historical and forecasted purchasing activity, as our obligations under the programs are fulfilled primarily when products are purchased. Consideration is typically received in the form of invoice deductions, or less often in the form of cash payments. Changes in the estimated amount of incentives earned are treated as changes in estimates and are recognized in the period of change. Historically, adjustments to our estimates for vendor consideration or related allowances have not been significant, and we do not expect adjustments to our estimates for vendor consideration or related allowances to be significant in the next 12 months.
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
An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. We adjust the amounts recorded for uncertain tax positions when our judgment changes as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. The Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months. Our uncertain tax positions contain uncertainties because management is required to make assumptions and to apply judgment in estimating the exposures associated with our various filing positions. We believe that the judgments and estimates discussed herein are reasonable; however, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which an uncertain tax position has been established, or pay amounts in excess of recorded positions, our effective income tax rate could be materially affected. An unfavorable tax settlement would generally require use of our cash and may result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.
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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that position. We have entered into interest rate swap agreements to limit our exposure to variable interest rate terms on certain borrowings under our Initial Term Loan Facility. The risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
After considering interest rate swaps that fixed the interest rate on $550 million of the principal amounts of our Initial Term Loan Facility, approximately 57% of the principal amount of our debt bore interest at floating rates based on LIBOR or an alternative base rate, as defined in our credit agreements, as of January 2, 2021. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $33 million per year (see Note 13, Debt, in our consolidated financial statements). In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR announced that it intends to phase out the use of LIBOR by the end of 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
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
Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and assessing fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of January 2, 2021, we had diesel fuel forward purchase commitments totaling $53 million, which fix approximately 41% of our projected diesel fuel purchase needs through December 2021. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $9 million in additional fuel cost on uncommitted volumes through December 2021.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Foods Holding Corp. and subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for each of the three fiscal years in the period ended January 2, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 19 to the financial statements, effective December 30, 2018, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

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
Total vendor receivables were $121 million at January 2, 2021. Although many of these incentives are under long-term agreements others are negotiated on an annual basis or shorter.

We identified vendor consideration as a critical audit matter due to the extent of audit effort required to evaluate whether vendor consideration is recorded in accordance with the terms of the vendor agreements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the vendor agreements included the following, among others:
•We tested the effectiveness of controls over vendor consideration including management’s controls over the calculation of the amount recorded and the accuracy of the contract information input in the system utilized to calculate the amounts.

•We selected a sample of vendor consideration recorded and (1) confirmed the amount recorded directly with the vendors and (2) for certain products we recalculated vendor consideration amounts recorded by the Company using the terms of the executed vendor agreement.

•We tested the amount of the vendor consideration recorded by developing an independent expectation for the amount based on historical ratios experienced by the Company and comparing our expectation to the amount recorded by management in the current year.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 16, 2021

We have served as the Company's auditor since 2006.

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	January 2, 2021	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$828	$90
Accounts receivable, less allowances of $67 and $30	1,084	1,455
Vendor receivables, less allowances of $5 and $4	121	143
Inventories—net	1,273	1,432
Prepaid expenses	132	109
Assets held for sale	1	1
Other current assets	26	32
Total current assets	3,465	3,262
Property and equipment—net	2,021	2,075
Goodwill	5,637	4,728
Other intangibles—net	892	967
Deferred tax assets	1	—
Other assets	407	256
Total assets	$12,423	$11,288
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$136	$222
Accounts payable	1,218	1,460
Accrued expenses and other current liabilities	497	538
Current portion of long-term debt	131	142
Total current liabilities	1,982	2,362
Long-term debt	5,617	4,594
Deferred tax liabilities	270	308
Other long-term liabilities	505	315
Total liabilities	8,374	7,579
Commitments and contingencies (Note 24)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 and 0.0 issued and outstanding as of January 2, 2021 and December 28, 2019	519	—
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 221 and 220 issued and outstanding as of January 2, 2021 and December 28, 2019, respectively	2	2
Additional paid-in capital	2,901	2,845
Retained earnings	661	916
Accumulated other comprehensive loss	(34)	(54)
Total shareholders’ equity	3,530	3,709
Total liabilities, mezzanine equity and shareholders' equity	$12,423	$11,288

See Notes to Consolidated Financial Statements.

`

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net sales	$22,885	$25,939	$24,175
Cost of goods sold	19,166	21,352	19,869
Gross profit	3,719	4,587	4,306
Operating expenses:
Distribution, selling and administrative costs	3,757	3,888	3,647
Restructuring costs and asset impairment charges	39	—	1
Total operating expenses	3,796	3,888	3,648
Operating (loss) income	(77)	699	658
Other (income) expense—net	(21)	4	(13)
Interest expense—net	238	184	175
(Loss) income before income taxes	(294)	511	496
Income tax (benefit) provision	(68)	126	89
Net (loss) income	(226)	385	407
Other comprehensive (loss) income—net of tax:
Changes in retirement benefit obligations	23	45	6
Unrecognized (loss) gain on interest rate swaps	(3)	(15)	5
Comprehensive (loss) income	$(206)	$415	$418
Net (loss) income	$(226)	$385	$407
Series A convertible preferred stock dividends	28	—	—
Net (loss) income available to common shareholders	$(254)	$385	$407
Net (loss) income per share:
Basic	$(1.15)	$1.77	$1.88
Diluted	$(1.15)	$1.75	$1.87
Weighted-average common shares outstanding
Basic	220	218	216
Diluted	220	220	218

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE-December 30, 2017	215	$2	$2,720	$124	$(95)	$2,751
Share-based compensation expense	—	—	28	—	—	28
Proceeds from employee stock purchase plan	1	—	19	—	—	19
Exercise of stock options	1	—	19	—	—	19
Tax withholding payments for net share-settled equity awards	—	—	(6)	—	—	(6)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	6	6
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	5	5
Net income	—	—	—	407	—	407
BALANCE-December 29, 2018	217	$2	$2,780	$531	$(84)	$3,229
Share-based compensation expense	—	—	32	—	—	32
Proceeds from employee stock purchase plan	1	—	19	—	—	19
Exercise of stock options	2	—	19	—	—	19
Tax withholding payments for net share-settled equity awards	—	—	(5)	—	—	(5)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	45	45
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(15)	(15)
Net income	—	—	—	385	—	385
BALANCE-December 28, 2019	220	$2	$2,845	$916	$(54)	$3,709
Share-based compensation expense	—	—	40	—	—	40
Proceeds from employee stock purchase plan	1	—	18	—	—	18
Exercise of stock options	—	—	3	—	—	3
Tax withholding payments for net share-settled equity awards	—	—	(5)	—	—	(5)
Series A convertible preferred stock dividends	—	—	—	(28)	—	(28)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	23	23
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(3)	(3)
Adoption of ASU 2016-13 (Note 3 and Note 7)	—	—	—	(1)	—	(1)
Net loss	—	—	—	(226)	—	(226)
BALANCE-January 2, 2021	221	$2	$2,901	$661	$(34)	$3,530

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net (loss) income	$(226)	$385	$407
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	422	362	340
Gain on disposal of property and equipment, net	(17)	(1)	(1)
Tangible asset impairment charges	3	1	1
Intangible asset impairment charges	9	—	—
Amortization of deferred financing costs	16	7	7
Deferred tax (benefit) provision	(51)	7	45
Share-based compensation expense	40	32	28
Provision for doubtful accounts	63	21	17
Changes in operating assets and liabilities, net of business acquisitions:
Decrease (increase) in receivables	334	(19)	(71)
Decrease (increase) in inventories	201	16	(72)
(Increase) decrease in prepaid expenses and other assets	(30)	9	(45)
(Decrease) increase in accounts payable and cash overdraft liability	(339)	(56)	79
Decrease in accrued expenses and other liabilities	(12)	(4)	(126)
Net cash provided by operating activities	413	760	609
Cash flows from investing activities:
Acquisition of businesses—net of cash	(972)	(1,832)	—
Proceeds from sales of divested assets	7	94	—
Proceeds from sales of property and equipment	44	9	3
Purchases of property and equipment	(189)	(258)	(235)
Net cash used in investing activities	(1,110)	(1,987)	(232)
Cash flows from financing activities:
Proceeds from debt borrowings	3,645	6,198	4,178
Principal payments on debt and financing leases	(2,692)	(4,967)	(4,595)
Net proceeds from issuance of Series A convertible preferred stock	491	—	—
Payment for debt financing costs and fees	(33)	(44)	(1)
Contingent consideration paid for business acquisitions	—	—	(5)
Proceeds from employee stock purchase plan	18	19	19
Proceeds from exercise of stock options	3	19	19
Tax withholding payments for net share-settled equity awards	(5)	(5)	(6)
Net cash provided by (used in) financing activities	1,427	1,220	(391)
Net increase (decrease) in cash, cash equivalents and restricted cash	730	(7)	(14)
Cash, cash equivalents and restricted cash—beginning of year	98	105	119
Cash, cash equivalents and restricted cash—end of year	$828	$98	$105
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$216	$173	$160
Income taxes (received) paid—net	(1)	137	78
Property and equipment purchases included in accounts payable	21	49	28
Leased assets obtained in exchange for financing lease liabilities	73	86	101
Leased assets obtained in exchange for operating lease liabilities	48	39	—
Cashless exercise of stock options	—	1	2
Paid-in-kind Series A convertible preferred stock dividends	28	—	—
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
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal year ended January 2, 2021, also referred to herein as fiscal year 2020, was a 53-week fiscal year. The fiscal years ended December 28, 2019, and December 29, 2018, also referred to herein as fiscal years 2019 and 2018, respectively, were 52-week fiscal years. Prior year amounts may have been adjusted to conform with the current year presentation.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The Company's consolidated financial statements include the accounts of US Foods and its wholly owned subsidiary, USF, and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
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
Accounts Receivable—Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the Company's accompanying Consolidated Balance Sheets. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. The Company maintains an allowance for doubtful accounts, which is based upon historical experience, future expected losses, as well as specific customer collection issues that have been identified. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods. Additionally, during fiscal year 2020, the Company recorded an additional allowance for doubtful accounts due to the impact of the COVID-19 pandemic on our business.
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

The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method, except for Smart Foodservice, as further described in Note 5, Business Acquisitions, which uses the retail method of inventory accounting. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. As of January 2, 2021 and December 28, 2019, LIFO reserves in the Company’s Consolidated Balance Sheets were $177 million and $152 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $25 million in fiscal year 2020, increased $22 million in fiscal year 2019, and was de minimis in fiscal year 2018. Additionally, during fiscal year 2020, due to the impact of the COVID-19 pandemic on our business, the Company recognized additional charges in cost of goods sold related to inventory adjustments and product donations.
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
The Company also assesses the recoverability of its vacant land and closed facilities actively marketed for sale. If an asset’s carrying value exceeds its fair value, less an estimated cost to sell, an impairment charge is recorded for the excess. Assets held for sale are not depreciated.
Impairments resulting from restructuring activities are recorded as a component of restructuring costs and asset impairment charges in the Company's Consolidated Statements of Comprehensive Income, and a reduction of the asset’s carrying value in the Company's Consolidated Balance Sheets.
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
Impairments are recorded as a component of restructuring costs and asset impairment charges in the Company’s Consolidated Statements of Comprehensive Income, and a reduction of the asset’s carrying value in the Company’s Consolidated Balance Sheets.
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
Share-Based Compensation—The Company measures compensation expense for stock-based awards at fair value as of the date of grant, and recognizes compensation expense over the service period for awards expected to vest. Forfeitures are recognized as incurred. Fair value is the closing price per share for the Company’s common stock as reported on the New York

Stock Exchange. Prior to the Company's 2016 initial public offering, the grant date fair value of stock-based awards was measured as of the end of each fiscal quarter using the combination of a market and income approach. The fair value was applied to all stock and stock award activity in the subsequent fiscal quarter. Shares issued as a result of stock options exercises will be funded with the issuance of new shares.
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
Shipping and Handling Costs—Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative costs. Shipping and handling costs were $1.7 billion, $1.8 billion, and $1.7 billion in fiscal years 2020, 2019 and 2018, respectively.
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
An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. The Company adjusts the amounts recorded for uncertain tax positions when its judgment changes, as a result of evaluating new information not previously available. These differences are reflected as increases or decreases to income tax expense (benefit) in the period in which they are determined.
Derivative Financial Instruments—The Company utilizes derivative financial instruments to assist in managing its exposure to variable interest rates on certain borrowings. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Interest rate swaps, designated as cash flow hedges, are recorded in the Company’s Consolidated Balance Sheets at fair value.
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
Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are invested primarily in money market funds at major financial institutions. The account balances at these institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there may be a concentration of risk related to amounts invested in excess of FDIC insurance coverage. Credit risk related to accounts receivable is dispersed across a significantly large number of customers located throughout the U.S. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable as of January 2, 2021.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 was further amended in January 2021 by ASU 2021-01,

Reference Rate Reform (Topic 848): Scope. This guidance is currently effective prospectively for all entities through December 31, 2022 when the reference rate replacement activity is expected to have completed. The Company adopted the provisions of ASU No. 2020-04 on a prospective basis at the beginning of the second quarter of fiscal year 2020 with no impact to the Company’s financial position or results of operations.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of January 2, 2021. Customer receivables, which are included in accounts receivable, less allowances for doubtful accounts in the Company’s Consolidated Balance Sheets, were $1.1 billion and $1.5 billion as of January 2, 2021 and December 28, 2019, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these costs associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $30 million and $35 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019, respectively, and $27 million and $39 million included in other assets in the Company’s Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019, respectively.

The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	2020	2019	2018
Meats and seafood	$8,131	$9,313	$8,635
Dry grocery products	3,931	4,427	4,239
Refrigerated and frozen grocery products	3,583	4,253	3,898
Dairy	2,394	2,685	2,520
Equipment, disposables and supplies	2,455	2,483	2,298
Beverage products	1,186	1,403	1,315
Produce	1,205	1,375	1,270
Total Net sales	$22,885	$25,939	$24,175
5.    BUSINESS ACQUISITIONS
Smart Foodservice Acquisition—On April 24, 2020, USF completed the acquisition of Smart Stores Holding Corp., a Delaware corporation (“Smart Foodservice”), from funds managed by affiliates of Apollo Global Management, Inc. Total consideration paid at the closing of the acquisition (net of cash acquired) was $972 million. At the time of the acquisition, Smart Foodservice operated 70 small-format cash and carry stores across California, Idaho, Montana, Nevada, Oregon, Utah, and Washington that serve small and mid-sized restaurants and other food business customers. The acquisition of Smart Foodservice expands the Company’s cash and carry business in the West and Northwest parts of the U.S.
USF financed the Smart Foodservice acquisition with a new $700 million incremental senior secured term loan facility under its existing term loan credit agreement, as further described in Note 13, Debt, and with cash on hand. The assets, liabilities and results of operations of Smart Foodservice have been included in the Company’s consolidated financial statements since the date the acquisition was completed.
The following table summarizes the preliminary purchase price allocation recognized for the Smart Foodservice acquisition based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation is subject to further adjustment as additional information becomes available and final valuations are completed. There can be no assurances that these final valuations and additional analyses and studies will not result in significant changes to the preliminary estimates of fair value set forth below. Adjustments to the preliminary purchase price allocation recorded in fiscal year 2020 were immaterial to the Company's consolidated financial statements.

Preliminary Purchase Price Allocation
Accounts receivable	$5
Inventories	43
Other current assets	23
Property and equipment	84
Goodwill(1)	907
Other intangibles(2)	14
Other assets	130
Accounts payable	(38)
Accrued expenses and other current liabilities	(31)
Deferred income taxes	(5)
Other long-term liabilities, including financing leases	(160)
Cash paid for acquisition	$972
(1)    Goodwill recognized is primarily attributable to intangible assets that do not qualify for separate recognition, as well as expected synergies from the combined company. The acquired goodwill is not deductible for U.S. federal income tax purposes.
(2)    Other intangibles consist of a trade name of $14 million with an estimated useful life of approximately 1 year.

Net sales and net income for Smart Foodservice, which have been included in the Company’s Consolidated Statements of Comprehensive Income since the date the acquisition was completed, were $759 million and $28 million, respectively, during fiscal year 2020.
Smart Foodservice acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $21 million during fiscal year 2020.
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
USF financed the acquisition with a new $1.5 billion incremental senior secured term loan facility, as further described in Note 13, Debt, and with borrowings under its revolving credit facilities. The assets, liabilities and results of operations of the Food Group have been included in the Company’s consolidated financial statements since the date the acquisition was completed.
As a condition to receiving regulatory clearance for the acquisition from the Federal Trade Commission, USF divested three Food Group distribution facilities (the “Divested Assets”). The total amount of proceeds received from the October 11, 2019 sales of the Divested Assets at closing was $94 million, which, together with approximately $20 million in holdback funds and working capital adjustments, approximated the fair value of the Divested Assets. The assets and liabilities of the Divested Assets were included in assets of discontinued operations and liabilities of discontinued operations, respectively, in the Company's Consolidated Balance Sheets until their disposition. The operating results of the Divested Assets from the date the acquisition was completed through the date of sale were not significant.
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
Food Group acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $24 million, $52 million and $29 million for fiscal years 2020, 2019 and 2018, respectively.

Pro Forma Financial Information—The following table presents the Company’s unaudited pro forma consolidated net sales, net income and earnings per share (“EPS”) for fiscal years 2020, 2019 and 2018. The unaudited pro forma financial information presents the combined results of operations as if the acquisitions and related financings of Smart Foodservice and the Food Group had occurred as of December 30, 2018 and December 31, 2017, respectively, which dates represent the first day of the Company’s fiscal year prior to their respective acquisition dates.

	2020 (Unaudited)	2019 (Unaudited)	2018 (Unaudited)
Pro forma net sales	$23,258	$29,141	$26,985
Pro forma net income	$(225)	$420	$397
Pro forma net income per share:
Basic	$(1.02)	$1.92	$1.84
Diluted	$(1.02)	$1.91	$1.82
The unaudited pro forma financial information for all periods presented above excludes the results of operations related to the Divested Assets, as the results of operations related to the Divested Assets were reflected as discontinued operations. Unaudited pro forma net sales, net income and net income per share related to the Divested Assets for fiscal years 2019 and 2018:

	2019 (Unaudited)	2018 (Unaudited)
Pro forma net sales	$392	$516
Pro forma net income	$5	$13
Pro forma income per share:
Basic	$0.03	$0.06
Diluted	$0.02	$0.06
The unaudited pro forma financial information above includes adjustments for: (1) incremental depreciation expense related to fair value increases of certain acquired property and equipment, (2) amortization expense related to the fair value of amortizable intangible assets acquired, (3) interest expense related to the incremental senior secured term loan facilities and revolving credit facilities used to finance the acquisitions, (4) the elimination of acquisition-related costs that were included in the Company’s historical results, and (5) adjustments to the income tax provision based on pro forma results of operations. No effect has been given to potential synergies, operating efficiencies or costs arising from the integration of Smart Foodservice and the Food Group with our previously existing operations or the standalone cost estimates and estimated costs incurred by their former respective parent companies. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the date indicated. Further, the pro forma financial information does not purport to project the Company’s future consolidated results of operations following the acquisitions.
6.    RESTRICTED CASH
Restricted cash primarily consists of cash on deposit with financial institutions as collateral for certain letters of credit. Cash, cash equivalents and restricted cash as presented in the Company's Consolidated Statements of Cash Flows as of January 2, 2021 and December 28, 2019 consisted of the following:

	January 2, 2021	December 28, 2019
Cash and cash equivalents	$828	$90
Restricted cash—included in other assets	—	8
Total cash, cash equivalents and restricted cash	$828	$98

7.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Since mid-March 2020, our business has been significantly impacted by the COVID-19 pandemic. In March 2020, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions in businesses, schools and other public gathering spaces. Restrictions on public gatherings and attendance at retail or other establishments, including restaurants and recreational, sporting and other similar venues, continue to evolve and are expected to continue to remain in effect in some capacity until the COVID-19 pandemic has abated. These government mandates have forced many of our customers to seek government support in order to continue operating, to drastically curtail their dining options, to temporarily suspend operations or to cease operations entirely. In December 2020, two vaccines for COVID-19 were approved by the United States Food and Drug Administration and, as of the date hereof, a limited number of doses have been made available in the United States to certain frontline workers and at-risk individuals. However, it remains unclear when either of these vaccines or others will be widely available to the general American public. As a result, it remains unclear when and to what extent the COVID-19 pandemic will fully abate. Due to the impact that the COVID-19 pandemic had on our customers, particularly our restaurant and hospitality customers, and to reflect the increased collection risk associated with our customers, we significantly increased our allowance for doubtful accounts during fiscal year 2020.
A summary of the activity in the allowance for doubtful accounts for the last three fiscal years is as follows:

	2020	2019	2018
Balance as of beginning of year	$30	$29	$26
Charged to costs and expenses	63	21	17
Adoption of ASU 2016-13 (see Note 3)	1	—	—
Customer accounts written off—net of recoveries	(27)	(20)	(14)
Balance as of end of year	$67	$30	$29
This table excludes the vendor receivable related allowance for doubtful accounts of $5 million, $4 million, and $3 million as of January 2, 2021, December 28, 2019 and December 29, 2018, respectively.
8.    FORMER ACCOUNTS RECEIVABLE FINANCING PROGRAM
Pursuant to a since-terminated accounts receivable financing facility (the “ABS Facility”), USF sold, on a revolving basis, eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). While the ABS Facility was in effect, the Company consolidated the Receivables Company and, consequently, the transfer of the eligible receivables was a transaction internal to the Company and the eligible receivables held by the Receivables Company were previously not derecognized from the Company’s Consolidated Balance Sheets. Included in the Company’s accounts receivable balance as of December 28, 2019 was approximately $1.0 billion of eligible receivables held by the Receivables Company as collateral in support of amounts borrowed under the ABS Facility. On May 1, 2020, USF repaid all outstanding borrowings under the ABS Facility in full and terminated the ABS Facility, as further discussed in Note 13, Debt, and as a result, the Company's eligible receivables are no longer transferred to or held by the Receivables Company.
9.    ASSETS HELD FOR SALE
The Company classifies its vacant land and closed facilities as assets held for sale at the time management commits to a plan to sell the asset, the asset is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain assets may be classified as assets held for sale for more than one year as the Company continues to actively market the assets.
During fiscal year 2020, vacant land previously held for future use and two excess facilities were transferred to assets held for sale. The Company sold the vacant land for cash proceeds of $32 million, resulting in a gain on sale of $17 million, which was included in distribution, selling and administrative costs in the Company's Consolidated Statement of Comprehensive Income. The Company also sold the two excess facilities for aggregate cash proceeds of $10 million, which approximated their aggregate carrying values. During fiscal year 2019, we sold two closed distribution facilities and an excess parcel of land for aggregate cash proceeds of $6 million, which approximated their aggregate carrying values.
The changes in assets held for sale for fiscal years 2020 and 2019 were as follows:

	2020	2019
Balance as of beginning of year	$1	$7
Transfers in	24	—
Assets sold	(24)	(6)
Balance as of end of the year	$1	$1

10.    PROPERTY AND EQUIPMENT
Property and equipment as of January 2, 2021 and December 28, 2019 consisted of the following:

	January 2, 2021	December 28, 2019	Range of Useful Lives
Land	$365	$378
Buildings and building improvements	1,471	1,411	10–40 years
Transportation equipment	1,181	1,137	5–10 years
Warehouse equipment	501	481	5–12 years
Office equipment, furniture and software	961	867	3–7 years
Construction in process	108	99
	4,587	4,373
Less accumulated depreciation and amortization	(2,566)	(2,298)
Property and equipment—net	$2,021	$2,075

Transportation equipment included $530 million and $572 million of financing lease assets as of January 2, 2021 and December 28, 2019, respectively. Buildings and building improvements included $30 million of financing lease assets as of both January 2, 2021 and December 28, 2019. Accumulated amortization of financing lease assets was $244 million and $269 million as of January 2, 2021 and December 28, 2019, respectively. Interest capitalized was not material in both fiscal years 2020 and 2019.
Depreciation and amortization expense of property and equipment, including amortization of financing lease assets, was $343 million, $311 million and $300 million for fiscal years 2020, 2019 and 2018, respectively.
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
Customer relationships, amortizable trade names and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, amortizable trade names and noncompete agreements are amortized over the estimated useful lives (which range from approximately 1 to 15 years). Amortization expense was $79 million, $51 million and $40 million for fiscal years 2020, 2019 and 2018, respectively. The weighted-average remaining useful life of all definite lived intangibles was approximately twelve years as of January 2, 2021. Amortization of these definite lived intangible assets is estimated to be $55 million for fiscal year 2021, $44 million for each of fiscal years 2022, 2023, 2024 and 2025, and $380 million in the aggregate thereafter.

Goodwill and other intangibles—net consisted of the following:

	January 2, 2021	December 28, 2019
Goodwill	$5,637	$4,728
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$725	$789
Accumulated amortization	(119)	(115)
Net carrying value	606	674
Trade names—amortizable:
Gross carrying amount	15	$—
Accumulated amortization	(11)	—
Net carrying value	4	—
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(2)
Net carrying value	1	1
Brand names and trademarks—not amortizing	281	292
Total other intangibles—net	$892	$967
The increase in goodwill and the amortizable trade name as of January 2, 2021 is primarily attributable to the Smart Foodservice acquisition, as described in Note 5, Business Acquisitions. The net decrease in the gross carrying amount of customer relationships as of January 2, 2021 is attributable to the write-off of fully amortized intangible assets related to certain 2016 business acquisitions.
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
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 26, Business Information. Our assessment for impairment of goodwill utilized a discounted cash flow analysis to determine the fair value of the reporting unit for comparison to the corresponding carrying value. Based upon the Company’s fiscal year 2020 annual goodwill impairment analysis, the Company concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value and there is no risk of impairment.
The Company’s fair value estimates of the brand names and trademarks indefinite-lived intangible assets are based on a relief from royalty method. The fair value of these intangible assets is determined for comparison to the corresponding carrying value. If the carrying value of these assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Due to the adverse impacts of the COVID-19 pandemic on forecasted earnings and the discount rate utilized in our valuation models, the Company recognized impairment charges of $9 million related to two trade names acquired as part of the Food Group acquisition, which was included in restructuring costs and asset impairment charges in the Company's Consolidated Statement of Comprehensive Income. Key assumptions used in the relief from royalty method included the long-term growth rates of future revenues, the royalty rate for such revenue, and a discount rate. These assumptions require significant judgment by management, and are therefore considered Level 3 inputs in the fair value hierarchy. No other impairments were noted as part of the annual impairment assessment.
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
The Company’s assets and liabilities measured at fair value on a recurring basis as of January 2, 2021 and December 28, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	January 2, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$696	$—	$—	$696
Liabilities
Interest rate swaps	$—	$5	$—	$5

	December 28, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$1	$—	$1
There were no significant assets or liabilities on the Company's Consolidated Balance Sheets measured at fair value on a nonrecurring basis, except as further disclosed in Note 11, Goodwill and Other Intangibles.

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
After giving effect to the termination of the interest rate swap agreement, the remaining interest rate swap agreements collectively have a notional value of $550 million, which was reduced from $733 million on July 31, 2020. The Company pays an aggregate effective rate of 3.45% on the notional amount of the Initial Term Loan Facility covered by the interest rate swap agreements, comprised of a rate of 1.70% plus a spread of 1.75% (see Note 13, Debt).

The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties and the Company. The following table presents the balance sheet location and fair value of the interest rate swaps as of January 2, 2021 and December 28, 2019:

		Fair Value
	Balance Sheet Location	January 2, 2021	December 28, 2019
Derivatives designated as hedging instruments
Interest rate swaps	Accrued expenses and other current liabilities	$5	$—
Interest rate swaps	Other long-term liabilities	—	1
	Total liabilities	$5	$1

Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the fiscal year ended January 2, 2021
Interest rate swaps	$(8)	Interest expense—net	$5
For the fiscal year ended December 28, 2019
Interest rate swaps	$(10)	Interest expense—net	$(5)
For the fiscal year ended December 29, 2018
Interest rate swaps	$7	Interest expense—net	$(2)

During the next twelve months, the Company estimates that $5 million will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $5.8 billion, compared to its carrying value of $5.7 billion as of January 2, 2021. The fair value of the Company’s total debt approximated its carrying value of $4.7 billion as of December 28, 2019. The fair value of the Company's 6.25% senior secured notes due April 15, 2025 (the “Secured Notes”) was $1.1 billion as of January 2, 2021. The fair value of the Company’s 5.875% unsecured Senior Notes due June 15, 2024 (the “Unsecured Senior Notes”) was $0.6 billion as of both January 2, 2021 and December 28, 2019, based upon the closing market prices of both the Secured Notes and the Unsecured Senior Notes on both dates. The fair value of the Secured Notes and the Unsecured Senior Notes is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

13.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of January 2, 2021	Carrying Value as of January 2, 2021	Carrying Value as of December 28, 2019
ABL Facility	May 31, 2024	—	$—	$—
ABS Facility(1)	—	—	—	190
Initial Term Loan Facility (net of $3 and $4 of unamortized deferred financing costs, respectively)	June 27, 2023	1.90%	2,098	2,125
2019 Incremental Term Loan Facility (net of $30 and $35 of unamortized deferred financing costs, respectively)	September 13, 2026	2.15%	1,451	1,465
2020 Incremental Term Loan Facility (net of $11 of unamortized deferred financing costs)	April 24, 2025	4.25%	284	—
Senior Secured Notes (net of $13 of unamortized deferred financing costs)	April 15, 2025	6.25%	987	—
Unsecured Senior Notes due 2024 (net of $3 and $4 of unamortized deferred financing costs, respectively)	June 15, 2024	5.88%	597	596
Obligations under financing leases	2021–2030	1.63% - 6.17%	323	352
Other debt	2021–2031	5.75% - 9.00%	8	8
Total debt			5,748	4,736
Current portion of long-term debt			(131)	(142)
Long-term debt			$5,617	$4,594
(1)    The ABS Facility was paid in full on May 1, 2020 and subsequently terminated as further discussed below.
As of January 2, 2021, after considering interest rate swaps that fixed the interest rate on $550 million of principal of the Initial Term Loan Facility described below, approximately 57% of the Company’s total debt bears interest at a floating rate.
Principal payments to be made on outstanding debt, exclusive of deferred financing costs, as of January 2, 2021, were as follows:

2021	$131
2022	116
2023	2,151
2024	679
2025	1,290
Thereafter	1,441
$5,808
ABL Facility
On May 4, 2020, USF entered into an amendment to its asset based senior secured revolving credit facility (the “ABL Facility”). Pursuant to this amendment, the total aggregate amount of commitments under the ABL Facility was increased from $1,600 million to $1,990 million. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various percentages of the value of eligible accounts receivable, inventory, transportation equipment and certain unrestricted cash and cash equivalents, which, along with other assets, also serve as collateral for borrowings under the ABL Facility. As discussed below, on May 1, 2020, USF terminated the ABS Facility and transitioned the accounts receivable that secured the ABS Facility to the collateral pool that secures the ABL Facility. This transition increased the size of the borrowing base under the ABL Facility. The ABL Facility is scheduled to mature on May 31, 2024, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of earlier maturing indebtedness under USF’s Initial Term Loan Facility or 2019 Incremental Term Loan Facility (each, as further described below) on a date that is sixty (60) days prior to the maturity date for borrowings under the Initial Term Loan Facility or the 2019 Incremental Term Loan Facility, as applicable.
Borrowings under the ABL Facility bear interest, at USF's periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of a LIBOR plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of January 2, 2021 was 0.00% for ABR loans and 1.00% for LIBOR loans. The ABL Facility also carries letter of credit financing fees equal to 0.125% per annum in respect of each letter of credit outstanding, letter of credit participation fees equal to a percentage per annum equal to the applicable LIBOR margin minus the letter of credit facing fees in respect of each letter of credit outstanding and a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility. The weighted-average interest rate on outstanding borrowings for the ABL Facility and our former asset based senior secured revolving credit facility was 1.95% and 2.63% for fiscal years 2020 and 2019, respectively.
The Company incurred $3 million of third party costs in connection with the ABL Facility amendment which were capitalized as deferred financing costs. These deferred financing costs, along with $5 million of unamortized deferred financing costs related to the former asset based senior secured revolving credit facility, will be amortized through May 31, 2024, the ABL Facility maturity date.
USF had no outstanding borrowings, and had issued letters of credit totaling $281 million, under the ABL Facility as of January 2, 2021. The outstanding letters of credit primarily relate to securing USF's obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,584 million under the ABL Facility as of January 2, 2021.
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
Term Loan Facilities
The Amended and Restated Term Loan Credit Agreement, dated as of June 27, 2016 (as amended, the “Term Loan Credit Agreement”), provides USF with a senior secured term loan (the “Initial Term Loan Facility”), an incremental senior secured term loan borrowed in September 2019 (the “2019 Incremental Term Loan Facility”), an incremental senior secured term loan borrowed in April 2020 (the “2020 Incremental Term Loan Facility”) and the right to request additional incremental senior secured term loan commitments.
Initial Term Loan Facility
The Initial Term Loan Facility had an outstanding balance of $2.1 billion, net of $3 million of unamortized deferred financing costs, as of January 2, 2021.
Borrowings under the Initial Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either (1) LIBOR plus a margin of 1.75% or (2) an ABR plus a margin of 0.75%. The table above reflects the January 2, 2021 interest rate on the unhedged portion of the Initial Term Loan Facility. The effective interest rate of the portion of the Initial Term Loan Facility subject to interest rate swap agreements was 3.45% as of January 2, 2021.
The Initial Term Loan Facility was amended on November 26, 2019 to lower the interest rate margins on outstanding borrowings, among other things. In connection with the November 2019 amendment of the Initial Term Loan Facility, the Company applied modification accounting to the majority of the continuing lenders as the terms of the facility were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded a debt extinguishment loss of $2 million in interest expense, consisting primarily of a write-off of unamortized deferred financing costs related to the amendment.
The Initial Term Loan Facility is scheduled to mature on June 27, 2023. Borrowings under the Initial Term Loan Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR-based borrowings. The Initial Term Loan Facility may require mandatory repayments if certain assets are sold.
2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility entered into to finance a portion of the Food Group acquisition, had an outstanding balance of $1,451 million, net of $30 million of unamortized deferred financing costs, as of January 2, 2021.
Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an ABR, as described under the 2019 Incremental Term Loan Facility, plus a margin of 1.00% (subject to a LIBOR “floor” of 0.00%).
The 2019 Incremental Term Loan Facility is scheduled to mature on September 13, 2026. Similar to the borrowings under the Initial Term Loan Facility, borrowings under the 2019 Incremental Term Loan Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR-based borrowings. The 2019 Incremental Term Loan Facility may require mandatory repayments if certain assets are sold.

2020 Incremental Term Loan Facility
On April 24, 2020, USF entered into a new incremental term loan in an aggregate principal amount of $700 million under the Term Loan Credit Agreement (the “2020 Incremental Term Loan Facility”) to finance a portion of the purchase price for its acquisition of Smart Foodservice. On April 28, 2020, USF repaid $400 million of the principal amount of the 2020 Incremental Term Loan Facility with a portion of the proceeds from the senior secured notes offering further discussed below. In connection with the 2020 Incremental Term Loan Facility repayment, the Company applied debt extinguishment accounting and recorded a debt extinguishment loss of $2 million in interest expense, consisting of a write-off of debt issuance costs associated with the $400 million in principal amount of the 2020 Incremental Term Loan Facility that was repaid. Lender fees and third-party costs of $13 million associated with the remaining $300 million in principal amount of the 2020 Incremental Term Loan Facility were capitalized as deferred financing costs. The 2020 Incremental Term Loan Facility had an outstanding balance of $284 million, net of $11 million of unamortized deferred financing costs, as of January 2, 2021.
On February 4, 2021, we repaid all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility, as further discussed in Note 27, Subsequent Events. Prior to the repayment, borrowings under the 2020 Incremental Term Loan Facility bore interest at a rate per annum equal to, at USF’s option, either LIBOR plus a margin of 3.25% (subject to a LIBOR “floor” of 1.00%), or an ABR plus a margin of 2.25%.
Senior Secured Notes
On April 28, 2020, USF completed a private offering of $1.0 billion aggregate principal amount of Secured Notes. USF used the net proceeds of the Secured Notes to repay $400 million of borrowings under the 2020 Incremental Term Loan Facility and the balance of the net proceeds has been and will be used for general corporate purposes. The Secured Notes had a carrying value of $987 million, net of $13 million of unamortized deferred financing costs, as of January 2, 2021. The Secured Notes bear interest at a rate of 6.25% per annum and will mature on April 15, 2025. On or after April 15, 2022, the Secured Notes are redeemable, at USF’s option, in whole or in part at a price of 103.125% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after April 15, 2023 and April 15, 2024, the optional redemption price for the Secured Notes declines to 101.563% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date.
Unsecured Senior Notes due 2024
The Unsecured Senior Notes due 2024, had a carrying value of $597 million, net of $3 million of unamortized deferred financing costs, as of January 2, 2021. As of June 15, 2020, this debt was redeemable, at USF’s option, in whole or in part at a price of 101.469% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On February 4, 2021, we redeemed all of the then outstanding Unsecured Senior Notes due 2024, as further discussed in Note 27, Subsequent Events. Prior to the redemption, the Unsecured Senior Notes bore interest at a rate of 5.875% per annum.
Financing Leases—Obligations under financing leases of $323 million as of January 2, 2021 consist primarily of amounts due for transportation equipment and building leases.
Security Interests
Substantially all of the Company’s assets are pledged under the various agreements governing our indebtedness. The ABL Facility is secured by certain designated receivables, as well as inventory and certain owned transportation equipment and certain unrestricted cash and cash equivalents. Additionally, the lenders under the ABL Facility have a second priority interest in all of the capital stock of USF and its subsidiaries and substantially all other non-real estate assets of USF and its subsidiaries. USF’s obligations under the Initial Term Loan Facility, the 2019 Incremental Term Loan Facility and the 2020 Incremental Term Loan Facility are secured by all the capital stock of USF and its subsidiaries and substantially all the non-real estate assets of USF. Additionally, the lenders under the Initial Term Loan Facility, the 2019 Incremental Term Loan Facility and the 2020 Incremental Term Loan Facility have a second priority interest in the inventory and certain transportation equipment pledged under the ABL Facility. USF’s interest rate swap obligations are secured by the collateral securing the ABL Facility. Pursuant to the terms of the interest rate swap agreements between the interest rate swap counterparty and USF, the interest rate swap counterparty has agreed that its right to receive payment from the sale of the collateral is subordinate to the rights of the lenders under the ABL Facility.

Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.3 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of January 2, 2021.
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
14.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other long-term liabilities consisted of the following:

	January 2, 2021	December 28, 2019
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$105	$172
Operating expenses	64	75
Workers’ compensation, general and fleet liability	43	44
Group medical liability	26	25
Customer rebates and other selling expenses	89	105
Property and sales tax	44	37
Operating lease liability	44	40
Interest payable	18	14
Other	64	26
Total accrued expenses and other current liabilities	$497	$538
Other long-term liabilities:
Workers’ compensation, general and fleet liability	$132	$121
Operating lease liability	263	131
Accrued pension and other postretirement benefit obligations	8	7
Uncertain tax positions	33	33
Other	69	23
Total Other long-term liabilities	$505	$315

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

	2020	2019	2018
Balance as of beginning of the year	$165	$159	$170
Charged to costs and expenses	83	80	56
Acquisition	3	17	—
Reinsurance recoverable	2	—	7
Payments	(78)	(91)	(74)
Balance as of end of the year	$175	$165	$159
Discount rate	0.15%	1.58%	2.50%

Estimated future payments for self-insured liabilities are as follows:

2021	$43
2022	33
2023	18
2024	13
2025	10
Thereafter	59
Total self-insured liability	176
Less amount representing interest	(1)
Present value of self-insured liability	$175

15.    RESTRUCTURING LIABILITIES
The following table summarizes the changes in the restructuring liabilities for the last three fiscal years:

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 30, 2017	$4	$1	$5
Current period costs	1	—	1
Payments, net	(4)	—	(4)
Balance as of December 29, 2018	1	1	2
Current period costs	—	—	—
Payments, net	—	(1)	(1)
Balance at December 28, 2019	1	$—	$1
Current period costs	27	3	30
Payments, net	(27)	(2)	(29)
Balance as of January 2, 2021	$1	$1	$2

From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
2020 Activities
During fiscal year 2020, in order to adjust its cost structure in line with the decrease in Net sales caused by the impact of the COVID-19 pandemic on the operations of our restaurant, hospitality and education customers, the Company reduced its work force, and separately closed two facilities, incurring net restructuring costs of $30 million. See Note 11, Goodwill and Other Intangibles, for discussion related to asset impairment charges incurred during fiscal year 2020.
2019 and 2018 Activities
During fiscal years 2019 and 2018, the Company incurred de minimis restructuring costs.
16.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020 (the “Issuance Date”), pursuant to the terms of an Investment Agreement (the “Investment Agreement”) with KKR Fresh Aggregator L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A convertible preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) to KKR for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. On June 30, 2020, September 30, 2020, and December 31, 2020, the Company paid a dividend (the “Dividend”) on the shares of the Series A Preferred Stock in the form of 5,288; 8,842 and 8,997 shares of Series A Preferred Stock, respectively, plus a de minimis amount in cash in lieu of fractional shares in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”).

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
The following table summarizes the activity for the outstanding Series A Preferred Stock and associated carrying value for fiscal year 2020:

	Series A Preferred Stock
	Shares	Carrying Value
Balance, December 28, 2019	—	$—
Shares issued for cash - Series A Preferred Stock, net of issuance costs	500,000	491
Shares issued as paid in kind dividend - Series A Preferred Stock	23,127	28
Balance, January 2, 2021	523,127	$519
17.    RELATED PARTY TRANSACTIONS
    KKR Capital Markets LLC (“KKR Capital Markets”), an affiliate of KKR, received $6 million for debt advisory services rendered in connection with the financing of the Smart Foodservice acquisition during fiscal year 2020. As reported by the administrative agent of the Initial Term Loan Facility and the 2019 Incremental Term Loan Facility (the “Term Loan Agent”), investment funds managed by an affiliate of KKR held approximately $65 million in aggregate principal amount of the Initial Term Loan Facility and the 2019 Incremental Term Loan Facility as of January 2, 2021.

18.    SHARE-BASED COMPENSATION, COMMON STOCK ISSUANCES AND COMMON STOCK
    Our long-term incentive plans provide for the grant of various forms of share-based awards to our directors, officers and other eligible employees.
Total compensation expense related to share-based arrangements was $40 million, $32 million and $28 million for fiscal years 2020, 2019 and 2018, respectively, and is reflected in distribution, selling and administrative costs in the Company's Consolidated Statements of Comprehensive Income. The total income tax benefit associated with share-based compensation recorded in the Company's Consolidated Statements of Comprehensive Income was $8 million, $8 million and $6 million for fiscal years 2020, 2019 and 2018, respectively.
In addition, the Company sponsors an employee stock purchase plan to provide eligible employees with the opportunity to acquire shares of our common stock at a discount of 15% of the fair market value of the common stock on the date of purchase, and as such, the plan is considered compensatory for federal income tax purposes. The Company recorded $3 million, $4 million and $3 million of share-based compensation expense for fiscal years 2020, 2019 and 2018, respectively, associated with the employee stock purchase plan.
Stock Options—Certain directors, executive officers and other eligible employees have been granted time-based stock options (the “Time-Based Options”) and performance-based options (the “Performance Options” and, together with the Time-Based Options, the “Options”) to purchase shares of our common stock.
The Time-Based Options generally vest and become exercisable ratably over a period of three to four years, from the date of the grant. Share-based compensation expense related to the Time-Based Options was $10 million, $8 million and $7 million for fiscal years 2020, 2019 and 2018, respectively.
The Performance Options generally vest and become exercisable ratably over a period of four years, from the date of the grant, provided that the Company achieves a predetermined financial performance condition established by the Compensation Committee of our Board of Directors for the respective award tranche.
The Company recorded share-based compensation expense of $1 million for fiscal year 2018 related to the expected vesting of the Performance Options. No share-based compensation expense attributable to Performance Options was recorded in fiscal years 2019 and 2020 as a result of the performance conditions for fiscal years 2018 and 2019, respectively, not expected to be met and the Performance Options related to these performance periods were subsequently forfeited.
The Options are nonqualified, with exercise prices equal to the estimated fair value of a share of common stock as of the date of the grant. Exercise prices range from $8.51 to $38.12 per share and generally have a 10-year life. The fair value of each Option is estimated as of the date of grant using a Black-Scholes option-pricing model.
The weighted-average assumptions for Options granted in fiscal years 2020, 2019 and 2018 are included in the following table:

	2020	2019	2018
Expected volatility	29.3%	23.7%	35.7%
Expected dividends	—	—	—
Risk-free interest rate	0.5%	2.3%	2.6%
Expected term (in years)	6.1	5.6	5.4
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

The summary of Options outstanding and changes during fiscal year 2020 are presented below:

	Time Options	Performance Options	Total Options	Weighted- Average Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years
Outstanding as of December 28, 2019	2,770,850	751,452	3,522,302	$10.03	$26.62
Granted	2,620,253	—	2,620,253	$3.91	$13.29
Exercised	(122,081)	(70,797)	(192,878)	$6.87	$16.19
Forfeited	(142,114)	(13,067)	(155,181)	$7.91	$24.01
Performance-based Forfeitures(1)	—	(308,759)	(308,759)	$17.65	$19.47
Outstanding as of January 2, 2021	5,126,908	358,829	5,485,737	$6.85	$21.10	7.7
Vested and exercisable as of January 2, 2021	1,826,067	358,829	2,184,896	$9.09	$25.83	5.8
(1)Represents the forfeiture of unvested Performance Options due to performance conditions not being met based on performance in fiscal years 2018 and 2019.

The weighted-average grant date fair value of Options granted for fiscal years 2020, 2019 and 2018 was $3.91, $10.63 and $14.55, respectively.
During fiscal years 2020, 2019 and 2018, Options were exercised with total intrinsic values of $3 million, $21 million and $28 million, respectively, representing the excess of fair value over the exercise price.
There was $10 million of total unrecognized compensation costs related to unvested Options expected to vest as of January 2, 2021, which is expected to be recognized over a weighted-average period of two years.
Restricted Stock Awards—Certain executive officers have been granted restricted stock awards (“RSAs”), some of which vest ratably over a three-year period from the date of grant (the “Time-Based RSA”) and others of which vest to the extent certain performance conditions are met (the “Performance RSAs”).
The Company recorded share-based compensation expense for the Time-Based RSAs of $1 million for both fiscal years 2020 and 2019.
The Performance RSAs were granted assuming the maximum level of performance and vest on the third anniversary of the grant date if specific performance conditions over a three-year performance period are achieved. The number of shares eligible to vest on the vesting date range from zero to 200% of the target award amount, based on the achievement of the performance conditions. The fair value of the Performance RSAs is measured using the fair market value of our common stock on the date of grant and recognized over the three-year vesting period for the portion of the award that is expected to vest. Compensation expense for the Performance RSAs is remeasured as of the end of each reporting period, based on management’s evaluation of whether, and to what extent, it is probable that performance conditions will be met.
Share-based compensation expense for the Performance RSAs was $2 million, $3 million and $2 million for fiscal years 2020, 2019 and 2018, respectively.
The summary of unvested RSAs and changes during fiscal year 2020 is presented below:

	Time-Based RSAs	Performance RSAs	Total RSAs	Weighted- Average Fair Value
Unvested as of December 28, 2019	116,713	682,249	798,962	$33.13
Granted	—	—	—	$—
Vested	(38,902)	(98,415)	(137,317)	$31.57
Performance adjustment(1)	—	(120,960)	(120,960)	$30.39
Unvested as of January 2, 2021	77,811	462,874	540,685	$34.14
(1)Represents an adjustment to the 2017 Performance RSAs based on the actual performance during the three-year performance period.
The weighted-average grant date fair value for the RSAs granted in fiscal years 2019 and 2018 was $34.56 and $33.56, respectively. There were no RSAs granted in fiscal year 2020. There was $3 million of unrecognized compensation expense related to the RSAs as of January 2, 2021, that is expected to be recognized over a weighted average period of one year.
Restricted Stock Units—Certain directors, executive officers and other eligible employees have been granted time-based restricted stock units (the “Time-Based RSUs”) and performance-based restricted stock units (the “Performance RSUs” and, collectively with the Time-Based RSUs, the “RSUs”). The Time-Based RSUs generally vest ratably over three to four years, starting on the anniversary date of the grant. For fiscal years 2020, 2019 and 2018, the Company recognized $23 million, $14 million and $12 million, respectively, in share-based compensation expense related to the Time-Based RSUs.
The Performance RSUs generally vest over a three or four year period, as and to the extent predetermined performance conditions are met.
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
The Company recognized $1 million, $2 million and $3 million of share-based compensation expense in fiscal years 2020, 2019 and 2018, respectively, for the Performance RSUs.
A summary of RSUs outstanding and changes during fiscal year 2020 is presented below.

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted- Average Fair Value
Unvested as of December 28, 2019	927,174	432,001	1,359,175	$33.24
Granted	2,361,332	—	2,361,332	$13.83
Vested	(471,808)	(83,235)	(555,043)	$31.85
Forfeited	(124,248)	(24,922)	(149,170)	$24.25
Performance adjustment (1)	—	(114,107)	(114,107)	$33.61
Unvested as of January 2, 2021	2,692,450	209,737	2,902,187	$18.16
(1)Represents an adjustment to the Performance RSUs based on actual performance during the respective three- or four-year performance period.

The weighted-average grant date fair values for the RSUs granted in fiscal years 2020, 2019, and 2018 was $13.83, $35.09 and $33.48, respectively.
As of January 2, 2021, there was $30 million of unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of two years.
19.    LEASES
The Company leases certain distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use (“ROU”) asset in the Company’s Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term as of commencement date. For the Company’s leases that do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the information available as of commencement date in determining the present value of future payments. The lease terms may include options to extend, terminate or buy out the lease. When it is reasonably certain that the Company will exercise these options, the associated payments are included in ROU assets and the estimated lease liabilities. Leases with an initial term of 12 months or less are not recorded in the Company's Consolidated Balance Sheets. The Company recognizes lease expense for leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For office and warehouse equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred. The Company adopted ASU No. 2016-02, Leases (Topic 842), on December 30, 2018, using the modified retrospective approach.

The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheets:

Leases	Consolidated Balance Sheet Location	January 2, 2021	December 28, 2019
Assets
Operating	Other assets	$284	$145
Financing	Property and equipment-net(1)	316	333
Total leased assets		$600	$478
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$44	$40
Financing	Current portion of long-term debt	86	95
Noncurrent:
Operating	Other long-term liabilities	263	131
Financing	Long-term debt	237	257
Total lease liabilities		$630	$523

(1)Financing lease assets are recorded net of accumulated amortization of $244 million and $269 million as of January 2, 2021 and December 28, 2019.
The following table presents the location of lease costs in fiscal years 2020 and 2019 in the Company's Consolidated Statements of Comprehensive Income:

Lease Cost	Statement of Comprehensive Income Location	2020	2019
Operating lease cost	Distribution, selling and administrative costs	$52	$29
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	79	76
Interest on lease liabilities	Interest expense-net	12	12
Variable lease cost	Distribution, selling and administrative costs	13	6
Net lease cost		$156	$123
Future lease payments under lease agreements as of January 2, 2021 were as follows:

Maturity of Lease Liabilities	Operating Leases	Financing Lease Obligation	Total
2021	$57	$94	$151
2022	60	73	133
2023	58	68	126
2024	39	51	90
2025	38	32	70
After 2025	175	28	203
Total lease payments	427	346	773
Less amount representing interest	(120)	(23)	(143)
Present value of lease liabilities	$307	$323	$630

Future minimum lease payments in effect as of December 28, 2019 under noncancelable lease arrangements were as follows:

Future Minimum Lease Payments	Operating Leases	Financing Leases	Total
2020	$48	$106	$154
2021	38	84	122
2022	33	62	95
2023	30	58	88
2024	12	41	53
After 2024	42	29	71
Total lease payments	203	380	583
Less amount representing interest	(32)	(28)	(60)
Present value of minimum lease payments	$171	$352	$523
Other information related to lease agreements for fiscal years 2020 and 2019 was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	2020	2019
Operating cash flows from operating leases	$56	$37
Operating cash flows from financing leases	12	12
Financing cash flows from financing leases	102	90

Lease Term and Discount Rate	January 2, 2021	December 28, 2019
Weighted-average remaining lease term (years):
Operating leases	8.42	6.14
Financing leases	5.31	4.85
Weighted-average discount rate:
Operating leases	6.6%	4.4%
Financing leases	3.2%	3.5%

20.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and 401(k) plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
Company Sponsored Defined Benefit Plans —The Company sponsors the US Foods Consolidated Defined Benefit Retirement Plan, a qualified defined benefit retirement plan (the “Retirement Plan”), that pays benefits to certain employees at the time of retirement, using actuarial formulas based upon a participant’s years of credited service and compensation. During fiscal year 2020, in connection with the Smart Foodservice acquisition, the Company assumed a defined benefit pension plan with net liabilities of approximately $19 million. This defined benefit pension plan was merged into the US Foods Consolidated Defined Benefit Retirement Plan as of December 31, 2020. The Company also maintains postretirement health and welfare plans for certain employees. Amounts related to the Retirement Plan and other postretirement plans recognized in the Company's consolidated financial statements are determined on an actuarial basis.
The components of net periodic pension benefit costs (credits) for the Retirement Plan the last three fiscal years were as follows:

	2020	2019	2018
Components of net periodic pension benefit (credits) costs:
Service cost	$3	$2	$2
Interest cost	32	37	36
Expected return on plan assets	(55)	(49)	(52)
Amortization of net loss	1	4	3
Settlements	—	12	—
Net periodic pension benefit (credits) costs	$(19)	$6	$(11)

Other postretirement benefit costs were de minimis for fiscal years 2020, 2019 and 2018.

The service cost component of net periodic benefit costs (credits) is included in distribution, selling and administrative costs, while the other components of net periodic benefit costs (credits) are included in other (income) expense—net in the Company's Consolidated Statements of Comprehensive Income.
The Company did not make a significant contribution to the Retirement Plan in fiscal years 2020 and 2019. The Company contributed approximately $71 million to the Retirement Plan during fiscal year 2018, of which $35 million represented an additional, voluntary contribution.
During fiscal year 2019, the Company completed a voluntary lump sum settlement offer to certain terminated plan participants who held vested accrued benefits under a certain threshold amount. In addition, during fiscal year 2019, the Company completed a spin-off of liabilities associated with certain active participants with small accrued benefits and retirees into a separate plan and immediately terminated that plan. As a result of the termination of the spin-off of the plan, those participants were able to elect to receive immediate lump sum payouts, with any remaining liabilities transferred to an insurance company through the purchase of an annuity contract. Pension obligation settlement payments of $66 million related to these transactions, consisting of lump sum payments and the annuity contract premium, were paid from plan assets. The Company incurred non-cash settlement costs of $12 million in fiscal year 2019. The fiscal year 2019 settlement costs were included in other (income) expense—net in the Company's Consolidated Statements of Comprehensive Income. No non-cash settlement costs were incurred in fiscal years 2020 and 2018.
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for pension benefits for the last three fiscal years were as follows:

	2020	2019	2018
Changes recognized in accumulated other comprehensive loss:
Actuarial gain	$29	$44	$6
Amortization of net loss	1	4	3
Settlements	—	12	—
Net amount recognized	$30	$60	$9
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for other postretirement benefits for the last three fiscal years were de minimis.
The funded status of the Retirement Plan for the last three fiscal years was as follows:

	Pension Benefits
	2020	2019	2018
Change in benefit obligation:
Benefit obligation as of beginning of year	$903	$871	$976
Service cost	3	2	2
Interest cost	32	37	36
Actuarial loss (gain)	98	100	(97)
Settlements	—	(84)	—
Benefit disbursements	(45)	(23)	(46)
Smart Foodservice assumed benefit obligations	70	—	—
Benefit obligation as of end of year	1,061	903	871
Change in plan assets:
Fair value of plan assets as of beginning of year	923	836	851
Return on plan assets	183	193	(40)
Employer contribution	—	1	71
Settlements	—	(84)	—
Benefit disbursements	(45)	(23)	(46)
Smart Foodservice acquired plan assets	51	—	—
Fair value of plan assets as of end of year	1,112	923	836
Net funded status	$51	$20	$(35)

The net funded status of the Retirement Plan for fiscal year 2020 improved from a net asset of $20 million to a net asset of $51 million, primarily due to asset returns, partially offset by a decrease in the discount rate and the merger of the Smart Foodservice pension plan. The net funded status of the Retirement Plan for fiscal year 2019 improved from a net liability of $35 million to a net asset of $20 million, primarily due to asset returns and lump sum payments made that released more benefit obligation than assets paid, partially offset by a decrease in the discount rate. The net funded status of the Retirement Plan for fiscal year 2018 improved from a net liability of $125 million to a net liability of $35 million due to an increase in the discount rate, which reduced the value of the benefit obligations, and a $71 million contribution by the Company to the Retirement Plan, partially offset by negative asset returns.
The fiscal year 2020 pension benefits actuarial loss of $98 million was primarily due to a decrease in the discount rate. The fiscal year 2019 pension benefits actuarial loss of $100 million was primarily due to a decrease in the discount rate. The fiscal year 2018 pension benefits actuarial gain of $97 million was primarily due to an increase in the discount rate.

	Other Postretirement Plans
	2020	2019	2018
Change in benefit obligation:
Benefit obligation as of beginning of year	$6	$6	$7
Benefit disbursements	(1)	(1)	(1)
Other	1	1	—
Benefit obligation as of end of year	6	6	6
Change in plan assets:
Fair value of plan assets as of beginning of year	—	—	—
Employer contribution	1	1	1
Benefit disbursements	(1)	(1)	(1)
Fair value of plan assets as of end of year	—	—	—
Net funded status	$(6)	$(6)	$(6)
Service cost, interest cost and actuarial (gain) loss for other postretirement benefits were de minimis for fiscal years 2020, 2019 and 2018.
The amounts recognized on the Company's Consolidated Balance Sheets related to the company-sponsored defined benefit plans and other postretirement benefit plans consisted of the following:

	Pension Benefits
	2020	2019	2018
Amounts recognized in the consolidated balance sheets consist of the following:
Prepaid benefit obligation—noncurrent	$53	$22	$—
Accrued benefit obligation—current	—	—	—
Accrued benefit obligation—noncurrent	(2)	(2)	(35)
Net amount recognized in the consolidated balance sheets	$51	$20	$(35)
Amounts recognized in accumulated other comprehensive loss consist of the following:
Net loss	$98	$129	$190
Net loss recognized in accumulated other comprehensive loss	$98	$129	$190
Additional information:
Accumulated benefit obligation	$1,057	$899	$869

	Other Postretirement Plans
	2020	2019	2018
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$—	$(1)	$(1)
Accrued benefit obligation—noncurrent	(6)	(5)	(5)
Net amount recognized in the consolidated balance sheets	$(6)	$(6)	$(6)
Amounts recognized in accumulated other comprehensive loss consist of the following:
Gain, net of prior service cost	$—	$1	$1
Net gain recognized in accumulated other comprehensive loss	$—	$1	$1
Additional information:
Accumulated postretirement benefit obligation	$6	$6	$6

Weighted average assumptions used to determine benefit obligations as of period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2020	2019	2018
Benefit obligation:
Discount rate	2.80%	3.50%	4.35%
Annual compensation increase	2.96%	3.60%	3.60%
Net cost:
Discount rate	3.50%	4.35%	3.70%
Expected return on plan assets	6.00%	6.00%	6.00%
Annual compensation increase	3.60%	3.60%	3.60%

	Other Postretirement Plans
	2020	2019	2018
Benefit obligation—discount rate	2.80%	3.50%	4.35%
Net cost—discount rate	3.50%	4.35%	3.70%

The measurement date for the defined benefit and other postretirement benefit plans was December 31 for fiscal years 2020, 2019 and 2018. The Company applies the practical expedient under ASU No. 2015-4 to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end.
The mortality assumptions used to determine the pension benefit obligation as of December 31, 2020 are based on the Pri-2012 base mortality table with the MP-2020 mortality improvement scale published by the Society of Actuaries.
A health care cost trend rate is used in the calculations of postretirement medical benefit plan obligations. The assumed healthcare trend rates for the last three fiscal years were as follows:

	2020	2019	2018
Immediate rate	5.60%	5.90%	6.30%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2037	2037	2037

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
The US Foods, Inc. Retirement Investment Committee (the “Committee”) has authority and responsibility to oversee the investment and management of the trust (“the Trust”) which holds the assets of the Retirement Plan and has adopted an Investment Policy to provide a framework for the management of the Trust’s assets, including the objectives and long-term strategy with respect to the investment program of the Trust. Pursuant to the Investment Policy, the primary goal of investing Trust assets is to ensure that pension liabilities are met over time, and that Trust assets are invested in a manner that maximizes the probability of meeting pension liabilities. The second goal of investing Trust assets is to maximize long-term investment return consistent with a reasonable level of risk. Through consultation with its investment consultant, the Committee has developed long-term asset allocation guidelines intended to achieve investment objectives relative to projected liabilities. Based on those projections, the Committee has approved a dynamic asset allocation strategy that increases the liability-hedging assets of the Trust and decreases the return-seeking assets of the Trust as the funded ratio of the Retirement Plan improves. Based upon the funded ratio of the Retirement Plan, an asset allocation of 35% equity securities (U.S. large cap equities, U.S. small and mid-cap equities and non-U.S. equities) and 65% fixed income securities (U.S. Treasuries, STRIPs, and investment grade corporate bonds) was targeted during the Company’s fiscal year 2020. The actual mix of assets in the Trust as of January 2, 2021 consisted of 35% equity securities and 65% fixed income securities.
The following table sets forth the fair value of our defined benefit plans’ assets by asset fair value hierarchy level:

	Asset Fair Value as of January 2, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$—	$—	$7
Equities:
Domestic	56	—	—	56
International	2	—	—	2
Mutual fund:
International equities	29	—	—	29
Long-term debt securities:
Corporate debt securities:
Domestic	—	292	—	292
International	—	36	—	36
U.S. government securities	—	53	—	53
Other	—	3	—	3
	$94	$384	$—	478
Common collective trust funds:
Cash equivalents				11
Domestic equities				240
International equities				62
Treasury STRIPS				321
Total investments measured at net asset value as a practical expedient				634
Total defined benefit plans’ assets				$1,112

	Asset Fair Value as of December 28, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$—	$—	$3
Equities:
Domestic	46	—	—	46
International	2	—	—	2
Mutual fund:
International equities	26	—	—	26
Long-term debt securities:
Corporate debt securities:
Domestic	—	248	—	248
International	—	38	—	38
U.S. government securities	—	6	—	6
Other	—	2	—	2
	$77	$294	$—	371
Common collective trust funds:
Cash equivalents				16
Domestic equities				193
International equities				50
Treasury STRIPS				293
Total investments measured at net asset value as a practical expedient				552
Total defined benefit plans’ assets				$923

A description of the valuation methodologies used for assets measured at fair value is as follows:
•Cash and cash equivalents are valued at original cost plus accrued interest.
•Equities are valued at the closing price reported on the active market on which individual securities are traded.
•Mutual funds are valued at the closing price reported on the active market on which individual funds are traded.
•Long-term debt securities are valued at the estimated price a dealer will pay for the individual securities.
•Common collective trust funds are measured at the net asset value as of the December 31, 2020 and 2019 measurement dates. This class represents investments in common collective trust funds that invest in:
◦Equity securities, which may include common stocks, options and futures in actively managed funds; and
◦Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) representing zero coupon Treasury securities with long-term maturities.
Estimated future benefit payments, under Company sponsored plans as of January 2, 2021, were as follows:

	Pension Benefits	Other Postretirement Plans
2021	$50	$—
2022	51	—
2023	52	1
2024	53	1
2025	53	1
Subsequent five years	247	2

The Company does not expect to make a significant contribution to the Retirement Plans in fiscal year 2021.

Other Company Sponsored Benefit Plans—Certain employees are eligible to participate in the Company's 401(k) savings plan. The Company made employer matching contributions to the 401(k) plan of $47 million, $51 million and $47 million for fiscal years 2020, 2019 and 2018, respectively.
Multiemployer Pension Plans—The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreement (“CBAs”) that cover certain of its union-represented employees. These plans are jointly administered by trustees for participating employers and the applicable unions.
The risks of participating in multiemployer pension plans differ from traditional single-employer defined benefit plans as follows:
•Assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to the employees of other participating employers.
•If a participating employer stops contributing to a multiemployer pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If the Company elects to stop participation in a multiemployer pension plan, or if the number of the Company’s employees participating in a plan is reduced to a certain degree over certain periods of time, the Company may be required to pay a withdrawal liability based upon the underfunded status of the plan.
The Company’s participation in multiemployer pension plans for the fiscal year ended January 2, 2021 is outlined in the tables below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year, or for which the Company believes its estimated withdrawal liability, should it decide to voluntarily withdraw from the plan, may be material to the Company. For each plan that is considered individually significant to the Company, the following information is provided:
•The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number assigned to a plan by the Internal Revenue Service.
•The most recent Pension Protection Act (“PPA”) zone status available for fiscal years 2020 and 2019 is for the plan years beginning in 2019 and 2018, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, or critical and declining status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. Plans are generally considered “critical and declining” if they are projected to become insolvent within 20 years. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.
•The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.
•The Surcharge Imposed column indicates whether a surcharge has been imposed on participating employers contributing to the plan.
•The Expiration Dates column indicates the expiration dates of the CBAs to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Dates
		2020	2019
Minneapolis Food Distributing Industry Pension Plan	41-6047047/001	Green	Green	N/A	No	04/01/21
Teamster Pension Trust Fund of Philadelphia and Vicinity	23-1511735/001	Yellow	Yellow	Implemented	No	2/13/22
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	No	6/30/21
United Teamsters Trust Fund A	13-5660513/001	Yellow	Yellow	Implemented	No	5/30/22
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	No	2/13/22

The following table provides information about the Company’s contributions to its multiemployer pension plans. For plans that are not individually significant to the Company, the total amount of the Company's contributions is aggregated.

	Contributions(1)(2)			Contributions That Exceed 5% of Total Plan Contributions(3)
	2020	2019	2018	2019	2018
Pension Fund
Minneapolis Food Distributing Industry Pension Plan	$5	$5	$5	Yes	Yes
Teamster Pension Trust Fund of Philadelphia and Vicinity	4	4	4	No	No
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	2	2	2	Yes	Yes
United Teamsters Trust Fund A	1	2	2	Yes	Yes
Warehouse Employees Local 169 and Employers Joint Pension Fund	1	1	1	Yes	Yes
Other funds	31	24	21	—	—
	$44	$38	$35

(1)Contributions made to these plans during the Company’s fiscal year, which may not coincide with the plans’ respective fiscal years.
(2)    Contributions do not include payments related to multiemployer pension plan withdrawals/settlements.
(3)    Indicates whether the Company was listed in the respective multiemployer pension plan Form 5500 for the applicable plan year as having made more than 5% of total contributions to the plan.

If the Company elects to voluntarily withdraw from a multiemployer pension plan, it may be responsible for its proportionate share of the respective plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $157 million as of January 2, 2021. Actual withdrawal liabilities incurred by the Company, if it were to withdraw from one or more plans, could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plans' funded status.
21.    EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred Stock. For fiscal years 2020, 2019 and 2018, share-based awards representing 9 million, 2 million and 2 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For fiscal year 2020, convertible preferred stock representing 15 million of underlying common shares were not included in the computation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	2020	2019	2018
Numerator:
Net (loss) income	$(226)	$385	$407
Series A convertible preferred stock dividends	28	—	—
Net (loss) income available to common shareholders	$(254)	$385	$407
Denominator:
Weighted-average common shares outstanding	220	218	216
Effect of dilutive securities	—	2	2
Effect of dilutive underlying shares of the Series A convertible preferred stock	—	—	—
Weighted-average dilutive shares outstanding	220	220	218
Net (loss) income per share:
Basic	$(1.15)	$1.77	$1.88
Diluted	$(1.15)	$1.75	$1.87

22.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, by component, for the last three fiscal years:

	2020	2019	2018
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of year (1)	$(52)	$(97)	$(103)
Other comprehensive income before reclassifications	29	44	6
Reclassification adjustments:
Amortization of net loss (2) (3)	1	4	3
Settlements (2) (3)	—	12	—
Total before income tax	30	60	9
Income tax provision	7	15	3
Current year comprehensive income, net of tax	23	45	6
Balance as of end of year (1)	$(29)	$(52)	$(97)

Interest rate swaps:
Balance as of beginning of year (1)	$(2)	$13	$8
Change in fair value of interest rate swaps	(11)	(14)	10
Amounts reclassified to interest expense	6	(6)	(3)
Total before income tax	(5)	(20)	7
Income tax (benefit) provision	(2)	(5)	2
Current year comprehensive (loss) income, net of tax	(3)	(15)	5
Balance as of end of year (1)	$(5)	$(2)	$13
Accumulated other comprehensive loss as of end of year(1)	$(34)	$(54)	$(84)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 20, Retirement Plans, for additional information.
(3)    Included in other (income) expense—net in the Company's Consolidated Statements of Comprehensive Income.

23.    INCOME TAXES
The income tax (benefit) provision for the fiscal years 2020, 2019 and 2018 consisted of the following:

	2020	2019	2018
Current:
Federal	$(20)	$102	$32
State	3	17	12
Current income tax (benefit) provision	(17)	119	44
Deferred:
Federal	(39)	(6)	31
State	(12)	13	14
Deferred income tax (benefit) provision	(51)	7	45
Total income tax (benefit) provision	$(68)	$126	$89

The Company’s effective income tax rates for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018 were 23.0%, 25.0% and 18.0%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future.
The reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory income tax rate of 21% to the Company’s income tax provision (benefit) for the fiscal years 2020, 2019 and 2018 is shown below:

	2020	2019	2018
Federal income taxes computed at statutory rate	$(62)	$107	$104
State income taxes, net of federal income tax benefit	(10)	24	20
Stock-based compensation	1	(4)	(6)
Non-deductible expenses	7	4	3
Change in the valuation allowance for deferred tax assets	(1)	6	1
Net operating loss expirations	3	—	3
Tax credits	(3)	(10)	(6)
Change in unrecognized tax benefits	(3)	(1)	(21)
Change in U.S. federal statutory tax rate	—	—	(8)
Other	—	—	(1)
Total income tax (benefit) provision	$(68)	$126	$89

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows:

	January 2, 2021	December 28, 2019
Deferred tax assets:
Operating lease liabilities	$71	$38
Workers’ compensation, general and fleet liabilities	40	36
Financing lease and other long term liabilities	78	90
Net operating loss carryforwards	64	64
Other deferred tax assets	100	63
Total gross deferred tax assets	353	291
Less valuation allowance	(35)	(36)
Total net deferred tax assets	318	255
Deferred tax liabilities:
Property and equipment	(201)	(221)
Operating lease assets	(70)	(37)
Inventories	(21)	(35)
Intangibles	(274)	(259)
Other deferred tax liabilities	(21)	(11)
Total deferred tax liabilities	(587)	(563)
Net deferred tax liability	$(269)	$(308)

The net deferred tax liabilities presented in the Company's Consolidated Balance Sheets were as follows:

	January 2, 2021	December 28, 2019
Noncurrent deferred tax assets	$1	$—
Noncurrent deferred tax liability	(270)	(308)
Net deferred tax liability	$(269)	$(308)

The Company had tax affected state net operating loss carryforwards of $64 million as of January 2, 2021. The Company’s net operating loss carryforwards expire as follows:

State
2021-2025	$33
2026-2030	17
2031-2035	7
2036-2040	5
Indefinite	2
$64
The Company also has state credit carryforwards of $21 million.
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

A summary of the activity in the valuation allowance for the fiscal years 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Balance as of beginning of year	$36	$30	29
(Benefit) expense recognized	(1)	6	1
Balance as of end of year	$35	$36	$30
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
Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2020, 2019, and 2018 was as follows:

Balance as of December 30, 2017	$108
Gross increases due to positions taken in prior years	2
Gross decreases due to positions taken in prior years	(64)
Decreases due to lapses of statute of limitations	(1)
Decreases due to changes in tax rates	(5)
Balance as of December 29, 2018	40
Decreases due to lapses of statute of limitations	(1)
Balance as of December 28, 2019	39
Gross increases due to positions taken in prior years	3
Decreases due to lapses of statute of limitations	(1)
Decreases due to changes in tax rates	(5)
Positions assumed in business acquisition	3
Balance as of January 2, 2021	$39

The Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months.
Included in the balance of unrecognized tax benefits as of the end of fiscal years 2020, 2019 and 2018 was $34 million, $35 million and $36 million, respectively, of tax benefits that, if recognized, would affect the effective income tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had accrued interest and penalties of approximately $7 million and $5 million as of January 2, 2021 and December 28, 2019, respectively.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2007 through 2019 U.S. federal income tax years, and various state income tax years from 2000 through 2019, remain subject to income tax examinations by the relevant taxing authorities. Prior to 2007, the Company was owned by Royal Ahold N.V. (“Ahold”). Ahold indemnified the Company for 2007 pre-closing consolidated U.S. federal and certain combined state income taxes, and the Company is responsible for all other taxes, interest and penalties.
24.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,530 million of purchase orders and purchase contract commitments as of January 2, 2021 to be purchased in fiscal year 2021 and $79 million of information technology commitments through August 2025 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $53 million through December 2021, as of January 2, 2021. Additionally, the Company had electricity forward purchase commitments totaling $5 million through

November 2023, as of January 2, 2021. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
25.    US FOODS HOLDING CORP. CONDENSED FINANCIAL INFORMATION
These condensed parent company financial statements should be read in conjunction with the Company's consolidated financial statements. Under terms of the agreements governing its indebtedness, the net assets of USF are restricted from being transferred to US Foods in the form of loans, advances or dividends with the exception of income tax payments, share-based compensation settlements and minor administrative costs. USF had $1.3 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation, as of January 2, 2021. See Note 18, Share-Based Compensation, Common Stock Issuances and Common Stock, for a discussion of the Company’s equity-related transactions. In the condensed parent company financial statements below, the investment in the operating subsidiary, USF, is accounted for using the equity method.
Condensed Parent Company Balance Sheets
(In millions, except par value)

	January 2, 2021	December 28, 2019
ASSETS
Investment in subsidiary	$4,050	$3,715
Total assets	$4,050	$3,715
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Deferred tax liabilities	$1	$1
Other liabilities	—	5
Total liabilities	1	6
Commitments and Contingencies (Note 24)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 and 0.0 issued and outstanding as of January 2, 2021 and December 28, 2019	519	—
Shareholders’ Equity
Common stock, $0.01 par value—600 shares authorized; 221 and 220 issued and outstanding as of January 2, 2021 and December 28, 2019, respectively	2	2
Additional paid-in capital	2,901	2,845
Retained earnings	661	916
Accumulated other comprehensive loss	(34)	(54)
Total shareholders’ equity	3,530	3,709
Total liabilities, mezzanine equity and shareholders’ equity	$4,050	$3,715

Condensed Parent Company Statements of Comprehensive Income

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Loss before income taxes	$—	$—	$—
Income tax benefit	(5)	—	(31)
Income before equity in net earnings of subsidiary	5	—	31
Equity in net earnings of subsidiary	(231)	385	376
Net (loss) income	(226)	385	407
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	23	45	6
Unrecognized (loss) gain on interest rate swaps	(3)	(15)	5
Comprehensive (loss) income	$(206)	$415	$418
Net (loss) income	$(226)	$385	$407
Series A convertible preferred stock dividends	28	—	—
Net (loss) income available to common shareholders	$(254)	$385	$407
Condensed Parent Company Statements of Cash Flows

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net (loss) income	$(226)	$385	$407
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	231	(385)	(376)
Deferred income tax benefit	—	—	(23)
Changes in operating assets and liabilities:
Decrease in accrued expenses and other liabilities	(5)	—	(8)
Net cash used in operating activities	—	—	—

Cash flows from investing activities:
Investment in subsidiary	(491)	—	—
Net cash used in investing activities	(491)	—	—

Cash flows from financing activities:
Net proceeds from issuance of Series A convertible preferred stock	491	—	—
Net cash provided by financing activities	491	—	—
Net increase in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash—beginning of year	—	—	—
Cash, cash equivalents and restricted cash—end of year	$—	$—	$—

26.    BUSINESS INFORMATION
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
No single customer accounted for more than 3% of the Company’s consolidated net sales for fiscal years 2020, 2019 and 2018. However, customers who are members of one group purchasing organization accounted, in the aggregate, for approximately 13% of the Company's consolidated net sales in fiscal years 2020, 2019, and 2018.
27.    SUBSEQUENT EVENTS
Unsecured Notes Offering—On February 4, 2021, USF completed a private offering of $900 million aggregate principal amount of Unsecured Senior Notes due 2029. The initial offering price to investors was 100% of the principal amount thereof. The Unsecured Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029. On or after February 15, 2024, the Unsecured Notes due 2029 are redeemable, at USF’s option, in whole or in part at a price of 102.375% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after February 15, 2025 and February 15, 2026, the optional redemption price for the Unsecured Notes due 2029 declines to 101.188% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date. USF used the proceeds of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the then outstanding Unsecured Senior Notes due 2024 and repay all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility and to pay related fees and expenses.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of January 2, 2021, the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of US Foods Holding Corp.'s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 16, 2021
Management of US Foods Holding Corp. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
As permitted by applicable SEC guidance, the scope of our assessment of internal controls over financial reporting for fiscal year 2020 excluded internal controls over financial reporting for Smart Foodservice, which was acquired on April 24, 2020. Smart Foodservice represented $1,206 million of our total assets as of January 2, 2021 and $759 million of our total Net sales for fiscal year 2020.
Based on this assessment, management determined that, as of January 2, 2021, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 2, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of US Foods Holding Corp. and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2021, of the Company and our report dated February 16, 2021, expressed an unqualified opinion on those consolidated financial statements.

As described in the Report of Management on Internal Control over Financial Reporting dated February 16, 2021, management excluded from its assessment the internal control over financial reporting at Smart Foodservice, which was acquired on April 24, 2020, and whose financial statements constitute $1,206 million of total assets and $759 million of total net sales of the consolidated financial statement amounts as of and for the year ended January 2, 2021. Accordingly, our audit did not include the internal control over financial reporting at Smart Foodservice.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated February 16, 2021. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 16, 2021

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item with respect to members of the Board of Directors and with respect to the Audit Committee will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders (our “2021 Proxy Statement”) under the captions “Election of Directors” and “Corporate Governance-Meetings of the Board and its Committees-Audit Committee” and is incorporated herein by reference. The information required by this item with respect to our Code of Conduct will be included in our 2021 Proxy Statement under the caption “Corporate Governance-Corporate Governance Materials” and is incorporated herein by reference. See Item 1 of Part I, “Business-Information about our Executive Officers” for the information required by this item with respect to our executive officers.
Item 11.    Executive Compensation
The information required by this item will be included in our 2021 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation” and is incorporated herein by reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Annual Report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management will be included in our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Officers” and is incorporated herein by reference.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is presented below.

Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of January 2, 2021:

Plan Category	Number of shares to be issued upon exercise of outstanding options, restricted warrants and rights(a)	Weighted-average exercise price of shares underlying outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(c)
Equity compensation plans approved by stockholders	8,850,798(1)	$ 21.10(2)	11,377,252(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	8,850,798(1)	$ 21.10(2)	11,377,252(3)
(1) This number consists of 490,667 shares subject to outstanding awards granted under the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, 3,447,778 shares subject to outstanding awards under the 2016 US Foods Holding Corp. Omnibus Incentive Plan, and 4,912,353 shares subject to outstanding awards under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (the “2019 Plan”).
(2)    This weighted-average exercise price is calculated based on the exercise prices of outstanding Options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.
(3)    This number consists of 9,540,268 shares available for issuance under the 2019 Plan, and 1,836,984 shares reserved for issuance under the employee stock purchase plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2021 Proxy Statement under the captions “Election of Directors,” “Corporate Governance” and “Related Party Transactions” is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be included in our 2021 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

2.1
Merger Agreement, dated as of March 5, 2020, by and among US Foods, Inc., CNC Merger Sub, Inc., Smart Stores Holdings Corp. and Smart & Final Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2020)†

3.1
Restated Certificate of Incorporation of US Foods Holding Corp., effective as of May 1, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 2, 2019).

3.2
Amended and Restated Bylaws of US Foods Holding Corp., effective as of May 1, 2019 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 2, 2019).

3.3
Certificate of Designations Designating the Series A Convertible Preferred Stock, Par Value $0.01, of US Foods Holding Corp. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2020).

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

4.5
Notes Collateral Agreement, dated as of April 28, 2020, by and among US Foods, Inc., the subsidiary grantors party thereto and Wilmington Trust, National Association, as collateral agent (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 29, 2020).

4.6	Form of 6.25% Senior Secured Notes due 2025 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2020 (included in Exhibit 4.1 thereto)).

Exhibit No.	Description
4.7	Description of Securities of US Foods Holding Corp.

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

10.1.3
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

10.2.9
Eighth Amendment to the Credit Agreement, dated as of April 21, 2020, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2020).

10.3
Investment Agreement, dated April 21, 2020, by and between US Foods Holding Corp. and KKR Fresh Aggregator L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 21, 2020).

10.4
Registration Rights Agreement, dated May 6, 2020, by and between US Foods Holding Corp. and KKR Fresh Aggregator L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2020).

Exhibit No.	Description
10.5*	US Foods Holding Corp. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.6*
2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of US Foods, Inc. filed with the SEC on May 31, 2013).

10.7*
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

10.9*
2016 US Foods Holding Corp. Omnibus Incentive Plan, including forms of award agreements (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on June 1, 2016).

10.10*	US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed with the SEC on March 20, 2019).

10.11*
Form of Performance-Based Restricted Stock Unit Grant Notice and Agreement under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.12*
Form of Restricted Stock Unit Grant Notice and Agreement (for Time-Based Restricted Stock Units Awards Granted pre-March 2020) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.13*
Form of Option Grant Notice and Agreement (for Time-Based Non-Qualified Stock Option Awards Granted pre-March 2020) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.14*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (for Time-Based Restricted Stock Unit Awards) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020).

10.15*
Form of Option Grant Notice and Option Agreement (for Time-Based Non-Qualified Stock Option Awards) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020).

10.16*
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Settlement upon Separation of Service) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

10.17*
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Settlement upon Vesting) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

10.18*	US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to Appendix B of the Definitive Proxy Statement filed with the SEC on March 16, 2018).

10.19*
Form of Director Indemnification Agreement by and between US Foods Holding Corp. and each of Pietro Satriano and John A. Lederer (incorporated herein by reference to Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on May 20, 2016).

10.20*
Offer Letter, dated as of July 13, 2015, by and between US Foods, Inc. and Pietro Satriano (incorporated herein by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q of US Foods, Inc. filed with the SEC on August 11, 2015).

10.21*
Offer Letter, dated as of January 27, 2017, by and between US Foods, Inc. and Dirk J. Locascio (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the SEC on February 28, 2017).

Exhibit No.	Description
10.22*
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

†    Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to furnish copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
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

US FOODS HOLDING CORP. (Registrant)

By:	/s/ PIETRO SATRIANO
Name:	Pietro Satriano
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	February 16, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PIETRO SATRIANO	Chairman and Chief Executive Officer	February 16, 2021
Pietro Satriano	(Principal Executive Officer)

/s/ DIRK J. LOCASCIO	Chief Financial Officer	February 16, 2021
Dirk J. Locascio	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHERYL A. BACHELDER	Director	February 16, 2021
Cheryl A. Bachelder

/s/ COURT D. CARRUTHERS	Director	February 16, 2021
Court D. Carruthers

/s/ ROBERT M. DUTKOWSKY	Director	February 16, 2021
Robert M. Dutkowsky

/s/SUNIL GUPTA	Director	February 16, 2021
Sunil Gupta

/s/ JOHN A. LEDERER	Director	February 16, 2021
John A. Lederer

/s/ CARL ANDREW PFORZHEIMER	Director	February 16, 2021
Carl Andrew Pforzheimer

/s/ NATHANIEL H. TAYLOR	Director	February 16, 2021
Nathaniel H. Taylor

/s/ DAVID M. TEHLE	Director	February 16, 2021
David M. Tehle

/s/ ANN E. ZIEGLER	Director	February 16, 2021
Ann E. Ziegler