Form 10-Q
period 2021-04-03
US Foods Holding Corp.
filed 2021-05-10
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
221,911,590 shares of the registrant's common stock were outstanding as of May 5, 2021.

Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions (although not all forward-looking statements may contain such words) and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

• economic factors affecting consumer confidence and discretionary spending and reducing the consumption of food prepared away from home;
• the extent and duration of the negative impact of the coronavirus ("COVID-19") pandemic on us;
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
• increases in fuel costs;
• changes in consumer eating habits;
• cost and pricing structures;
• impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;
•    environmental, health and safety and other governmental regulation, including actions taken by national, state and local governments to contain the COVID-19 pandemic, such as travel restrictions or bans, social distancing requirements, and required closures of non-essential businesses;

• product recalls and product liability claims;
• reputation in the industry;
• indebtedness and restrictions under agreements governing indebtedness;
• interest rate increases;
• changes in the method of determining London Interbank Offered Rate ("LIBOR") or the replacement of LIBOR with an alternative reference rate;
• labor relations and costs and continued access to qualified and diverse labor;
• risks associated with intellectual property, including potential infringement;
• disruption of existing technologies and implementation of new technologies;
• cybersecurity incidents and other technology disruptions;
• effective integration of acquired businesses;
• changes in tax laws and regulations and resolution of tax disputes;
•
• extreme weather conditions, natural disasters and other catastrophic events, including pandemics and the rapid spread of contagious illnesses;
• costs and risks associated with current and changing government laws and regulations, and potential changes as a result of a new administration in the United States; and
• management of retirement benefits and pension obligations.
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (the “2020 Annual Report”).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	April 3, 2021	January 2, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$912	$828
Accounts receivable, less allowances of $51 and $67	1,354	1,084
Vendor receivables, less allowances of $7 and $5	177	121
Inventories—net	1,451	1,273
Prepaid expenses	160	132
Assets held for sale	10	1
Other current assets	20	26
Total current assets	4,084	3,465
Property and equipment—net	1,987	2,021
Goodwill	5,625	5,637
Other intangibles—net	874	892
Deferred tax assets	21	1
Other assets	409	407
Total assets	$13,000	$12,423
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$178	$136
Accounts payable	1,733	1,218
Accrued expenses and other current liabilities	538	497
Current portion of long-term debt	122	131
Total current liabilities	2,571	1,982
Long-term debt	5,616	5,617
Deferred tax liabilities	275	270
Other long-term liabilities	504	505
Total liabilities	8,966	8,374
Commitments and contingencies (Note 18)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 issued and outstanding as of April 3, 2021 and January 2, 2021	534	519
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 222 and 221 issued and outstanding as of April 3, 2021 and January 2, 2021, respectively	2	2
Additional paid-in capital	2,908	2,901
Retained earnings	622	661
Accumulated other comprehensive loss	(32)	(34)
Total shareholders’ equity	3,500	3,530
Total liabilities, mezzanine equity and shareholders' equity	$13,000	$12,423
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Net sales	$6,295	$6,339
Cost of goods sold	5,292	5,273
Gross profit	1,003	1,066
Operating expenses:
Distribution, selling and administrative costs	972	1,192
Restructuring costs and asset impairment charges	3	—
Total operating expenses	975	1,192
Operating income (loss)	28	(126)
Other income—net	(7)	(6)
Interest expense—net	54	52
Loss on extinguishment of debt	23	—
Loss before income taxes	(42)	(172)
Income tax benefit	(18)	(40)
Net loss	(24)	(132)
Other comprehensive loss—net of tax:
Changes in retirement benefit obligations	—	—
Unrecognized gain (loss) on interest rate swaps	2	(6)
Comprehensive loss	$(22)	$(138)
Net loss	$(24)	$(132)
Series A convertible preferred stock dividends	15	—
Net loss available to common shareholders	$(39)	$(132)
Net loss per share
Basic	$(0.18)	$(0.60)
Diluted	$(0.18)	$(0.60)
Weighted-average common shares outstanding
Basic	221	219
Diluted	221	219

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—January 2, 2021	221	$2	$2,901	$661	$(34)	$3,530
Share-based compensation expense	—	—	10	—	—	10
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Vested restricted stock units, net	1	—	—	—	—	—
Exercise of stock options	—	—	4	—	—	4
Tax withholding payments for net share-settled equity awards	—	—	(12)	—	—	(12)
Series A convertible preferred stock dividends	—	—	—	(15)	—	(15)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net loss	—	—	—	(24)	—	(24)
BALANCE—April 3, 2021	222	$2	$2,908	$622	$(32)	$3,500

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—December 28, 2019	220	$2	$2,845	$916	$(54)	$3,709
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	6	—	—	6
Exercise of stock options	—	—	1	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Adoption of ASU 2016-13	—	—	—	(1)	—	(1)
Net loss	—	—	—	(132)	—	(132)
BALANCE—March 28, 2020	220	$2	$2,857	$783	$(60)	$3,582
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)
	13 Weeks Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net loss	$(24)	$(132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	101	101
Loss on disposal of property and equipment—net	—	1
Loss on extinguishment of debt	23	—
Amortization of deferred financing costs	3	2
Deferred tax benefit	(4)	(17)
Share-based compensation expense	10	7
(Benefit) provision for doubtful accounts	(12)	180
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(315)	157
(Increase) decrease in inventories—net	(178)	6
Increase in prepaid expenses and other assets	(25)	(26)
Increase (decrease) in accounts payable and cash overdraft liability	555	(215)
Increase (decrease) in accrued expenses and other liabilities	42	(126)
Net cash provided by (used in) operating activities	176	(62)
Cash flows from investing activities:
Proceeds from sales of assets	—	5
Purchases of property and equipment	(46)	(79)
Net cash used in investing activities	(46)	(74)
Cash flows from financing activities:
Proceeds from debt borrowings	900	1,945
Principal payments on debt and financing leases	(926)	(827)
Debt financing costs and fees	(18)	—
Proceeds from employee stock purchase plan	5	6
Proceeds from exercise of stock options	4	1
Tax withholding payments for net share-settled equity awards	(12)	(2)
Net cash (used in) provided by financing activities	(47)	1,123
Net increase in cash, cash equivalents and restricted cash	83	987
Cash, cash equivalents and restricted cash—beginning of period	829	98
Cash, cash equivalents and restricted cash—end of period	$912	$1,085
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$33	$41
Income taxes paid—net	—	2
Property and equipment purchases included in accounts payable	23	38
Property and equipment transferred to assets held for sale	9	14
Leased assets obtained in exchange for financing lease liabilities	7	59
Leased assets obtained in exchange for operating lease liabilities	8	2
Paid-in-kind Series A convertible preferred stock dividends	15	—
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
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal year 2021 is a 52-week fiscal year. Fiscal year 2020 was a 53-week fiscal year.
The consolidated financial statements included in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in this Quarterly Report are adequate to make the information presented not misleading. These interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the 2020 Annual Report.
The consolidated interim financial statements reflect all adjustments (consisting of normal recurring items) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for the full fiscal year.
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, convertible debt will be accounted for as a single liability measured at its amortized cost. Additionally, the new guidance requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. This guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impacts of the provision of the new standard on our financial position, results of operation and cash flows.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of April 3, 2021 and January 2, 2021. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.4 billion and $1.1 billion as of April 3, 2021 and January 2, 2021, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $30 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of both April 3, 2021 and January 2, 2021, and $29 million and $27 million included in other assets in the Company’s Consolidated Balance Sheets as of April 3, 2021 and January 2, 2021, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Meats and seafood	$2,262	$2,226
Dry grocery products	1,093	1,092
Refrigerated and frozen grocery products	994	1,047
Dairy	622	648
Equipment, disposables and supplies	693	629
Beverage products	324	344
Produce	307	353
Net sales	$6,295	$6,339
4.    BUSINESS ACQUISITIONS
Smart Foodservice Acquisition—On April 24, 2020, USF completed the acquisition of Smart Stores Holding Corp., a Delaware corporation (“Smart Foodservice”), from funds managed by affiliates of Apollo Global Management, Inc. Total consideration paid at the closing of the acquisition (net of cash acquired) was $972 million. At the time of the acquisition, Smart Foodservice operated 70 small-format cash and carry stores across California, Idaho, Montana, Nevada, Oregon, Utah, and Washington serving small and mid-sized restaurants and other food business customers. The acquisition of Smart Foodservice expanded the Company’s cash and carry business in the West and Northwest parts of the U.S.
USF financed the Smart Foodservice acquisition with a new $700 million incremental senior secured term loan facility under its existing term loan credit agreement, as further described in Note 10, Debt, and with cash on hand. The assets, liabilities and results of operations of Smart Foodservice have been included in the Company’s consolidated financial statements since the date the acquisition was completed.
The following table summarizes the final purchase price allocation recognized for the Smart Foodservice acquisition as of April 24, 2020. The decrease in goodwill during the 13 weeks ended April 3, 2021 was due to the finalization of deferred income taxes associated with the acquisition.

Purchase Price Allocation
Accounts receivable	$5
Inventories	43
Other current assets	24
Property and equipment	84
Goodwill(1)	895
Other intangibles(2)	14
Other assets	145
Accounts payable	(38)
Accrued expenses and other current liabilities	(32)
Deferred income taxes	(8)
Other long-term liabilities, including financing leases	(160)
Cash paid for acquisition	$972

(1)    Goodwill recognized is primarily attributable to intangible assets that do not qualify for separate recognition, as well as expected synergies from the combined company. The acquired goodwill is not deductible for U.S. federal income tax purposes.
(2)    Other intangibles consist of a trade name of $14 million with an estimated useful life of approximately 1 year.
Smart Foodservice acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $4 million and $10 million for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively.
Pro Forma Financial Information—The following table presents the Company’s unaudited pro forma consolidated net sales, net income and earnings per share (“EPS”) for the 13 weeks ended April 3, 2021 and March 28, 2020. The unaudited pro forma financial information presents the combined results of operations as if the acquisition and related financing of Smart Foodservice had occurred as of December 30, 2018, which date represents the first day of the Company’s fiscal year prior to the Smart Foodservice acquisition date.

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Pro forma net sales	$6,295	$6,625
Pro forma net loss available to common shareholders	$(39)	$(106)
Pro forma net loss per share:
Basic	$(0.18)	$(0.48)
Diluted	$(0.18)	$(0.48)
The unaudited pro forma financial information above includes adjustments for: (1) incremental depreciation expense related to fair value increases of certain acquired property and equipment, (2) amortization expense related to the fair value of amortizable intangible assets acquired, (3) interest expense related to the incremental senior secured term loan facility used to finance the acquisition, (4) the elimination of acquisition-related costs that were included in the Company’s historical results, and (5) adjustments to the income tax provision based on pro forma results of operations. No effect has been given to potential synergies, operating efficiencies or costs arising from the integration of Smart Foodservice with our previously existing operations or the standalone cost estimates and estimated costs that were incurred by the former parent company. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the date indicated. Further, the pro forma financial information does not purport to project the Company’s future consolidated results of operations following the acquisition.
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method, except for Smart Foodservice, as further described in Note 4, Business Acquisitions, which uses the retail method of inventory accounting. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This "links" current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $198 million and $177 million as of April 3, 2021 and January 2, 2021, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $21 million for the 13 weeks ended April 3, 2021, and decreased $13 million for the 13 weeks ended March 28, 2020.
6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
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
Since mid-March 2020, our business has been significantly impacted by the COVID-19 pandemic. In March 2020, in order to reduce the spread of COVID-19 and its variants, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions on businesses, schools and other public gathering spaces, including restaurants and recreational, sporting and other similar venues. Since December 2020, three vaccines for COVID-19 have been authorized by the United States Food and Drug Administration ("FDA") for emergency use and beginning in April 2021, all individuals 16 years old and older in the United States are eligible to receive a vaccine. New cases of COVID-19 and its variants continue to be reported and it remains uncertain when restrictions will be fully lifted and enhanced safety measures, including physical distancing and face mask protocols, will no longer be needed. As a result, it remains uncertain when and to what extent the COVID-19 pandemic will fully abate. Due to the impact that the COVID-19 pandemic was expected to have on our customers, particularly our restaurant and hospitality customers, and to reflect the increased collection risk associated with our customers, we significantly increased our allowance for doubtful accounts during the 13 weeks ended March 28, 2020. In each subsequent quarter of fiscal year 2020 and during the 13 weeks ended April 3, 2021, due to more favorable than anticipated collections on our pre-COVID-19 accounts receivable, we reduced our allowance for doubtful accounts. The remaining pre-COVID-19 accounts receivable are fully reserved as of April 3, 2021.
A summary of the activity in the allowance for doubtful accounts for the 13 weeks ended April 3, 2021 was as follows:

Balance as of January 2, 2021	$67
Reversed from costs and expenses	(12)
Customer accounts written off—net of recoveries	(4)
Balance as of April 3, 2021	$51
This table excludes the vendor receivable related allowance for doubtful accounts of $7 million and $5 million as of April 3, 2021 and January 2, 2021, respectively.
7.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of April 3, 2021 and January 2, 2021, property and equipment-net included accumulated depreciation of $2,649 million and $2,566 million, respectively. Depreciation expense was $82 million for both the 13 weeks ended April 3, 2021 and March 28, 2020.
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
Customer relationships, amortizable trade names and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, amortizable trade names and noncompete agreements are amortized over the estimated useful lives (which range from approximately 1 to 15 years). Amortization expense was $19 million for both the 13 weeks ended April 3, 2021 and March 28, 2020.

Goodwill and other intangibles—net consisted of the following:

	April 3, 2021	January 2, 2021
Goodwill	$5,625	$5,637
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$704	$725
Accumulated amortization	(113)	(119)
Net carrying value	591	606
Trade names—amortizable:
Gross carrying amount	1	15
Accumulated amortization	—	(11)
Net carrying value	1	4
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(2)
Net carrying value	1	1
Brand names and trademarks—not amortizing	281	281
Total other intangibles—net	$874	$892
The net decrease in the gross carrying amount of customer relationships as of April 3, 2021 is attributable to the write-off of fully amortized intangible assets related to certain 2017 business acquisitions. The net decrease in the gross carrying amount of amortizable trade names is attributable to the write-off of the fully amortized trade name related to the Smart Foodservice acquisition, when Smart Foodservice® warehouse stores were rebranded to CHEF'STORE® in March 2021.
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. In the third quarter of fiscal year 2020, the Company performed a quantitative assessment in testing goodwill and indefinite-lived intangible assets for impairment, which resulted in the carrying value of two trade names acquired as part of the Food Group acquisition exceeding their fair value by $9 million, and impairment charges of this amount were recognized. No other impairments were noted as part of the annual impairment assessment.
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

The Company’s assets and liabilities measured at fair value on a recurring basis as of April 3, 2021 and January 2, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	April 3, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$690	$—	$—	$690
Liabilities
Interest rate swaps	$—	$3	$—	$3
	January 2, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$696	$—	$—	$696
Liabilities
Interest rate swaps	$—	$5	$—	$5
There were no significant assets or liabilities on the Company's Consolidated Balance Sheets measured at fair value on a nonrecurring basis for the periods presented above, except as further disclosed in Note 8, Goodwill and Other Intangibles.
Recurring Fair Value Measurements
Money Market Funds
Money market funds include highly liquid investments with an original maturity of three or fewer months. These funds are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.
Derivative Financial Instruments
The Company uses interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate Initial Term Loan Facility (as defined in Note 10, Debt).
USF has entered into four-year interest rate swap agreements expiring July 31, 2021, which collectively have a notional value of $550 million, which was reduced from $733 million on July 31, 2020. The Company pays an aggregate effective rate of 3.45% on the notional amount of the Initial Term Loan Facility covered by the interest rate swap agreements, comprised of a rate of 1.70% plus a spread of 1.75% (see Note 10, Debt).
The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties and the Company. The following table presents the balance sheet location and fair value of the interest rate swaps as of April 3, 2021 and January 2, 2021:

		Fair Value
	Balance Sheet Location	April 3, 2021	January 2, 2021
Derivatives designated as hedging instruments
Interest rate swaps	Accrued expenses and other current liabilities	$3	$5
	Total liabilities	$3	$5
Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the 13 weeks ended April 3, 2021 and March 28, 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended April 3, 2021
Interest rate swaps	$—	Interest expense—net	$2
For the 13 weeks ended March 28, 2020
Interest rate swaps	$(6)	Interest expense—net	$—
During the next twelve months, the Company estimates that $3 million will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $5.8 billion, compared to its carrying value of $5.7 billion as of both April 3, 2021 and January 2, 2021.
The fair value of the Company's 4.75% unsecured senior notes due February 15, 2029 (the "Unsecured Senior Notes due 2029") was $0.9 billion as of April 3, 2021. As discussed in Note 10, Debt, the proceeds from the Unsecured Senior Notes due 2029 were used to redeem the Company's 5.875% unsecured senior notes due 2024 (the "Unsecured Senior Notes due 2024") and other debt. The fair value of the Unsecured Senior Notes due 2024 was $0.6 billion as of January 2, 2021. The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Notes”) was $1.1 billion as of both April 3, 2021 and January 2, 2021. Fair value of the Secured Notes, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2024 is based upon the closing market prices of the Secured Notes, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2024 on the respective dates. The fair value of the Secured Notes, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2024 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

10.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of April 3, 2021	Carrying Value as of April 3, 2021	Carrying Value as of January 2, 2021
ABL Facility	May 31, 2024	—%	$—	$—
Initial Term Loan Facility (net of $2 and $3 of unamortized deferred financing costs, respectively)	June 27, 2023	1.86%	2,093	2,098
2019 Incremental Term Loan Facility (net of $29 and $30 of unamortized deferred financing costs, respectively)	September 13, 2026	2.11%	1,449	1,451
2020 Incremental Term Loan Facility (net of $11 of unamortized deferred financing costs)(1)	April 24, 2025	—%	—	284
Senior Secured Notes (net of $12 and $13 of unamortized deferred financing costs)	April 15, 2025	6.25%	988	987
Unsecured Senior Notes due 2024 (net of $3 of unamortized deferred financing costs)(1)	June 15, 2024	—%	—	597
Unsecured Senior Notes due 2029 (net of $9 of unamortized deferred financing costs)	February 15, 2029	4.75%	891	—
Obligations under financing leases	2021–2031	1.63% - 6.10%	309	323
Other debt	2021–2031	5.75% - 9.00%	8	8
Total debt			5,738	5,748
Current portion of long-term debt			(122)	(131)
Long-term debt			$5,616	$5,617
(1)    The 2020 Incremental Term Loan Facility and Unsecured Senior Notes due 2024 were paid in full on February 4, 2021 with the issuance of the Unsecured Senior Notes due 2029 and subsequently terminated as further discussed below. The related unamortized deferred financing costs were written off in connection with the terminations.
As of April 3, 2021, after considering interest rate swaps that fixed the interest rate on $550 million of principal of the Initial Term Loan Facility described below, approximately 52% of the Company’s total debt bears interest at a floating rate.
ABL Facility
USF's asset based senior secured revolving credit facility (the “ABL Facility”) provides USF with loan commitments having a maximum aggregate principal amount of $1,990 million. The ABL Facility is scheduled to mature on May 31, 2024.
Borrowings under the ABL Facility bear interest, at USF's periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of LIBOR plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of April 3, 2021 was 0.00% for ABR loans and 1.00% for LIBOR loans.
USF had no outstanding borrowings, and had issued letters of credit totaling $279 million, under the ABL Facility as of April 3, 2021. The outstanding letters of credit primarily relate to securing USF's obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,711 million under the ABL Facility as of April 3, 2021.
Term Loan Facilities
Under its term loan credit agreement, USF has entered into an initial senior secured term loan facility (the "Initial Term Loan Facility") and an incremental senior secured term loan facility (the "2019 Incremental Term Loan Facility"). The Initial Term Loan Facility had a carrying value of $2.1 billion, net of $2 million of unamortized deferred financing costs as of April 3, 2021. The table above reflects the interest rate on the unhedged portion of the Initial Term Loan Facility as of April 3, 2021. The effective interest rate of the portion of the Initial Term Loan Facility subject to interest rate hedging agreements was 3.45% as of April 3, 2021. The Initial Term Loan Facility is scheduled to mature on June 27, 2023.

The 2019 Incremental Term Loan Facility had a carrying value of $1,449 million, net of $29 million of unamortized deferred financing costs as of April 3, 2021. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an ABR, determined in accordance with the term loan credit agreement, plus a margin of 1.00%. The 2019 Incremental Term Loan Facility is scheduled to mature on September 13, 2026.
Secured Notes
The Secured Notes had a carrying value of $988 million, net of $12 million of unamortized deferred financing costs, as of April 3, 2021. The Secured Notes are scheduled to mature on April 15, 2025.
Unsecured Senior Notes due 2029
On February 4, 2021, USF completed a private offering of $900 million aggregate principal amount of Unsecured Senior Notes due 2029. USF used the proceeds of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the Company's then outstanding Unsecured Senior Notes due 2024, repay all of the then outstanding borrowings under the incremental senior secured term loan facility borrowed in April 2020 (the "2020 Incremental Term Loan Facility") and to pay related fees and expenses. In connection with the repayment of the Unsecured Senior Notes due 2024 and 2020 Incremental Term Loan Facility, the Company applied debt extinguishment accounting and recorded $23 million in loss on extinguishment of debt in the Company's Consolidated Statements of Comprehensive Income, consisting of a $14 million write-off of pre-existing unamortized deferred financing costs related to the redeemed facilities and a $9 million early redemption premium related to the Unsecured Senior Notes due 2024. Lender fees and third-party costs of $9 million associated with the issuance of the Unsecured Senior Notes due 2029 were capitalized as deferred financing costs. The Unsecured Senior Notes due 2029 had an outstanding balance of $891 million, net of $9 million of unamortized deferred financing costs, as of April 3, 2021. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029. On or after February 15, 2024, the Unsecured Senior Notes due 2029 are redeemable, at USF's option, in whole or in part at a price of 102.375% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after February 15, 2025 and February 15, 2026, the optional redemption price for the Unsecured Senior Notes due 2029 declines to 101.188% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.3 billion of restricted payment capacity under these covenants, and approximately $2.7 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of April 3, 2021.
11.    RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
During the 13 weeks ended April 3, 2021, $3 million of net restructuring costs were recognized primarily related to initiatives to improve operational effectiveness. Net restructuring costs were de minimis during the 13 weeks ended March 28, 2020. Net restructuring liabilities were $4 million and $2 million as of April 3, 2021 and January 2, 2021, respectively.

12.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and a 401(k) plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents. During fiscal year 2020, in connection with the Smart Foodservice acquisition, the Company assumed a defined benefit pension plan with net liabilities of approximately $19 million. This defined benefit plan was merged into the US Foods Consolidated Defined Benefit Retirement Plan as of December 31, 2020.
The components of net periodic pension benefit credits for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Components of net periodic pension benefit credits
Service cost	$1	$1
Interest cost	7	7
Expected return on plan assets	(14)	(13)
Net periodic pension benefit credits	$(6)	$(5)
Other postretirement benefit costs were de minimis for both the 13 weeks ended April 3, 2021 and March 28, 2020.
The service cost component of net periodic benefit credits is included in distribution, selling and administrative costs, while the other components of net periodic benefit credits are included in other (income) expense—net, respectively, in the Company's Consolidated Statements of Comprehensive Income.
The Company does not expect to make significant contributions to its defined benefit pension plan in fiscal year 2021.
Certain employees are eligible to participate in the Company's 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $13 million and $14 million for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $10 million and $12 million for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively.
13.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock. For the 13 weeks ended April 3, 2021 and March 28, 2020, share-based awards representing 9 million and 10 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 13 weeks ended April 3, 2021, convertible preferred stock representing 24 million of underlying common shares were not included in the computation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Numerator:
Net loss	$(24)	$(132)
Series A convertible preferred stock dividends (1)	15	—
Net loss available to common shareholders	$(39)	$(132)
Denominator:
Weighted-average common shares outstanding	221	219
Effect of dilutive securities	—	—
Effect of dilutive underlying shares of the Series A convertible preferred stock	—	—
Weighted-average dilutive shares outstanding	221	219
Net loss per share
Basic	$(0.18)	$(0.60)
Diluted	$(0.18)	$(0.60)
(1)    Preferred stock dividends for the first quarter of 2021 were declared on March 23, 2021 and were paid in kind on March 31, 2021.
14.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020 (the “Issuance Date”), pursuant to the terms of an Investment Agreement (the "Investment Agreement") with KKR Fresh Aggregator L.P., a Delaware limited partnership, which agreement was joined on February 25, 2021 by permitted transferee KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A convertible preferred stock, par value $0.01 per share to KKR Fresh Aggregator L.P. for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. As of January 2, 2021, the Company had issued a total of 523,127 shares of Series A convertible preferred stock. On March 31, 2021, the Company paid a dividend on the shares of the Series A convertible preferred stock in the form of 9,154 shares of Series A convertible preferred stock, plus a de minimis amount in cash in lieu of fractional shares in accordance with the terms of the Certificate of Designations for the Series A convertible preferred stock.
The following table summarizes the activity for the outstanding Series A convertible preferred stock and associated carrying value for the 13 weeks ended April 3, 2021 was as follows:

	Series A Convertible Preferred Stock
	Shares	Carrying Value
Balance, January 2, 2021	523,127	$519
Shares issued as paid in kind dividend	9,154	15
Balance April 3, 2021	532,281	$534

15.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(29)	$(52)
Reclassification adjustments:
Amortization of net loss(2) (3)	—	—
Total before income tax	—	—
Income tax provision	—	—
Current period comprehensive income, net of tax	—	—
Balance as of end of period(1)	$(29)	$(52)

Interest rate swaps:
Balance as of beginning of period (1)	$(5)	$(2)
Change in fair value of interest rate swaps	—	(8)
Amounts reclassified to interest expense—net	2	—
Total before income tax	2	(8)
Income tax benefit	—	(2)
Current period comprehensive income (loss), net of tax	2	(6)
Balance as of end of period(1)	$(3)	$(8)
Accumulated other comprehensive loss as of end of period(1)	$(32)	$(60)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 12, Retirement Plans, for additional information.
(3)    Included in other income (expense)—net in the Company's Consolidated Statements of Comprehensive Income.
16.    RELATED PARTY TRANSACTIONS
    KKR Capital Markets LLC, an affiliate of KKR, received $1 million for debt advisory services rendered in connection with the Unsecured Senior Notes due 2029 financing during the 13 weeks ended April 3, 2021. As of April 3, 2021, investment funds managed by an affiliate of KKR held approximately $60 million in aggregate principal amount of the Initial Term Loan Facility and the 2019 Incremental Term Loan Facility, as reported by the administrative agent.
17.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 13 weeks ended April 3, 2021 and March 28, 2020 for purposes of determining its year-to-date tax provision.
For the 13 weeks ended April 3, 2021, the Company's effective income tax rate of 43% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended March 28, 2020, the Company's effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $3 million, primarily related to an increase in the state valuation allowance.
18. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,523 million of purchase orders and purchase contract commitments as of April 3, 2021 to be purchased in the remainder of fiscal year 2021 and $67 million of information technology commitments through August 2025 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $38 million through December 2021, as of April 3, 2021. Additionally, the Company had electricity forward purchase commitments totaling $5 million through June 2024, as of April 3, 2021. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2020 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks ended April 3, 2021 are compared to the 13 weeks ended March 28, 2020 unless specifically noted otherwise.
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
We supply approximately 300,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide more than 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 3,500 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of approximately 70 distribution facilities and fleet of approximately 6,500 trucks, along with 80 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
COVID-19 Update
In March 2020, the World Health Organization characterized COVID-19 as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. Since March 2020, in order to reduce the spread of COVID-19 and its variants, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions on businesses, schools and other public gathering spaces including restaurants and recreational, sporting and other similar venues. Since December 2020, three vaccines for COVID-19 have been authorized by the FDA for emergency use and beginning in April 2021, all individuals 16 years old and older in the United States are eligible to receive a vaccine. New cases of COVID-19 and its variants continue to be reported and it remains uncertain when restrictions will be fully lifted and enhanced safety measures, including physical distancing and face mask protocols, will no longer be needed. As a result, it remains uncertain when and to what extent the COVID-19 pandemic will fully abate.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has and continues to adversely impact many of our customers, especially our restaurant, hospitality and education customers. As a result, we experienced decreased demand for our products, resulting in lower Net sales and total case volumes beginning in mid-March 2020. We saw improvement in Net sales and total case volumes during the first quarter of 2021 as compared to the fourth quarter of 2020, with additional loosening of indoor dining restrictions. However, overall demand remained lower than pre-COVID-19 levels. Total case volume decreased 0.9% for the 13 weeks ended April 3, 2021, compared to the 13 weeks ended March 28, 2020.
While economic and operating conditions for our business have improved in the first quarter of 2021 as compared to the fourth quarter of 2020, we do not expect to see pre-COVID-19 levels of operations until all government restrictions are lifted and consumers are once again willing and able to resume consumption of food away from home, travel and attend sporting and other events on a regular basis. We and the industry may face challenges as the industry recovers, such as changes in our customer mix, availability of product supply, increased product and logistics costs and access to labor supply.
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
Highlights
Financial Highlights—Total case volume for the 13 weeks ended April 3, 2021 decreased 0.9%, which was driven by the negative impact of COVID-19, particularly on hospitality and education customers. Net sales decreased $44 million, or 0.7%, for the 13 weeks ended April 3, 2021. The negative impact of COVID-19 on case volumes was partially offset by an increase in independent restaurant case volume of 8.1%, primarily driven by contributions from the Smart Foodservice acquisition. Smart Foodservice contributed Net sales of $261 million for the 13 weeks ended April 3, 2021. Net sales for Smart Foodservice were also impacted by the COVID-19 pandemic, albeit to a different degree.
Gross profit decreased $63 million, or 5.9%, to $1,003 million for the 13 weeks ended April 3, 2021, primarily as a result of the negative impact of COVID-19 on Net sales and customer mix, higher logistics costs and unfavorable year-over-year LIFO adjustments, which were partially offset by contributions from the Smart Foodservice acquisition. As a percentage of net sales, gross profit was 15.9% for the 13 weeks ended April 3, 2021, compared to 16.8% for the prior year period.
Total operating expenses decreased $217 million, or 18.2%, to $975 million for the 13 weeks ended April 3, 2021. The decrease was primarily due to a $185 million lower provision for doubtful accounts based on better than anticipated collection of our pre-COVID-19 accounts receivable, the negative impact of COVID-19 on case volume and the benefit of cost actions related to COVID-19. These decreases were partially offset by the inclusion of operating expenses from the Smart Foodservice acquisition.
Smart Foodservice Acquisition—On April 24, 2020, USF completed the acquisition of Smart Foodservice. Total consideration paid at the closing of the acquisition was $972 million (net of cash acquired). The acquisition of Smart Foodservice expanded the Company’s cash and carry business in the West and Northwest parts of the U.S. The assets, liabilities and results of operations of Smart Foodservice have been included in our consolidated financial statements since the date the acquisition was completed.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Consolidated Statements of Operations Data:
Net sales	$6,295	$6,339
Cost of goods sold	5,292	5,273
Gross profit	1,003	1,066
Operating expenses:
Distribution, selling and administrative costs	972	1,192
Restructuring costs and asset impairment charges	3	—
Total operating expenses	975	1,192
Operating income (loss)	28	(126)
Other income—net	(7)	(6)
Interest expense—net	54	52
Loss on extinguishment of debt	23	—
Loss before income taxes	(42)	(172)
Income tax benefit	(18)	(40)
Net loss	(24)	(132)
Series A convertible preferred stock dividends (see Note 14)	15	—
Net loss available to common shareholders	$(39)	$(132)
Percentage of Net Sales:
Gross profit	15.9%	16.8%
Operating expenses	15.5%	18.8%
Operating income (loss)	0.4%	(2.0)%
Net loss	(0.4)%	(2.1)%
Adjusted EBITDA(1)	2.7%	2.8%
Other Data:
Cash flows—operating activities	$176	$(62)
Cash flows—investing activities	(46)	(74)
Cash flows—financing activities	(47)	1,123
Capital expenditures	46	79
EBITDA(1)	113	(19)
Adjusted EBITDA(1)	172	177
Adjusted net income(1)	27	32
Free cash flow(2)	130	(141)
(1)    EBITDA is defined as net (loss) income, plus interest expense—net, income tax (benefit) provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) restructuring costs and asset impairment charges; (2) share-based compensation expense; (3) the non-cash impact of LIFO reserve adjustments; (4) loss on extinguishment of debt; (5) business transformation costs; and (6) other gains, losses, or costs as specified in the agreements governing our indebtedness. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Quarterly Report are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net (loss) income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.
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
We believe that Adjusted net income is a useful measure of operating performance for both management and investors because it excludes items that are not reflective of our core operating performance and provides an additional view of our operating performance including depreciation, interest expense and income taxes on a consistent basis from period to period. We believe that Adjusted net income may be used by investors, analysts and other interested parties to facilitate period-over-period comparisons and provides additional clarity as to how factors and trends impact our operating performance.
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Net loss available to common shareholders	$(39)	$(132)
Series A convertible preferred stock dividends (see Note 14)	15	—
Net loss	(24)	(132)
Interest expense—net	54	52
Income tax benefit	(18)	(40)
Depreciation expense	82	82
Amortization expense	19	19
EBITDA	113	(19)
Adjustments:
Restructuring costs and asset impairment charges(1)	3	—
Share-based compensation expense(2)	10	7
LIFO reserve change(3)	21	(13)
Loss on extinguishment of debt(4)	23	—
Business transformation costs(5)	9	6
COVID-19 bad debt (benefit) expense(6)	(15)	170
Business acquisition and integration related costs and other(7)	8	26
Adjusted EBITDA	172	177
Depreciation expense	(82)	(82)
Interest expense—net	(54)	(52)
Income tax provision, as adjusted(8)	(9)	(11)
Adjusted net income(9)	$27	$32
Cash flow
Cash flows from operating activities	$176	$(62)
Capital expenditures	(46)	(79)
Free cash flow	$130	$(141)
(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the non-cash impact of LIFO reserve adjustments.
(4)    Includes early redemption premium and the write-off of certain pre-existing debt issuance costs. See Note 10, Debt, in our consolidated financial statements.
(5)    Consists primarily of costs related to significant process and systems redesign across multiple functions.
(6)    Includes the changes in the reserve for doubtful accounts expense reflecting the collection risk associated with our customer base as a result of the COVID-19 pandemic.
(7)    Includes: (i) aggregate acquisition and integration related costs of $6 million and $25 million for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively; and (ii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
(9)    Effective as of the first quarter 2021, we have presented Adjusted net income. Previously, we presented Adjusted net income available to common shareholders.

A reconciliation between the GAAP income tax benefit and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended
	April 3, 2021	March 28, 2020
GAAP income tax benefit	$(18)	$(40)
Tax impact of pre-tax income adjustments	21	54
Discrete tax items	6	(3)
Income tax provision, as adjusted	$9	$11
Comparison of Results
13 Weeks Ended April 3, 2021 and March 28, 2020
Highlights
•Total case volume decreased 0.9%, reflecting the negative impact of COVID-19 on case volumes, particularly for hospitality and education customers. These decreases were partially offset by an increase in independent restaurant case volume of 8.1%, primarily driven by contributions from Smart Foodservice in 2021.
•Net sales decreased $44 million, or 0.7%, to $6,295 million in 2021.
•Operating income increased $154 million, or 122.2%, to $28 million in 2021.
•Net loss improved $108 million, or 81.8%, to $24 million in 2021.
•Adjusted EBITDA decreased $5 million, or 2.8%, to $172 million in 2021. As a percentage of net sales, Adjusted EBITDA was 2.7% in 2021, compared to 2.8% in 2020.
Net Sales
Total case volume decreased 0.9% in 2021. The negative impact of COVID-19 on case volumes was partially offset by an increase in independent restaurant case volume of 8.1%, primarily driven by contributions from the Smart Foodservice acquisition. Organic case volume decreased 6.4%; organic independent restaurant case volume increased 0.2%.
Net sales decreased $44 million, or 0.7%, to $6,295 million in 2021, comprised of a $54 million, or 0.9%, decrease in case volume and a $10 million, or 0.2%, increase in the overall Net sales rate per case. The increase in Net sales rate per case primarily reflects a year-over-year inflation increase of 2.7% in multiple product categories including beef, poultry and disposables, partially offset by changes in our product mix. The year-over-year increase in inflation benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost. Organic sales of private brands represented approximately 33% and 36% of Net sales in 2021 and 2020, respectively. Smart Foodservice contributed aggregate Net sales of $261 million in 2021.
Gross Profit
Gross profit decreased $63 million, or 5.9%, to $1,003 million in 2021, primarily as a result of the negative impact of COVID-19 on total case volume and customer mix, unfavorable year-over-year LIFO adjustments, and higher logistics costs, which were partially offset by contributions from the Smart Foodservice acquisition. Our LIFO method of inventory costing resulted in an expense of $21 million in 2021 compared to a benefit of $13 million in 2020. Gross profit as a percentage of net sales was 15.9% in 2021, compared to 16.8% in 2020, due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs and asset impairment charges, decreased $217 million or 18.2%, to $975 million in 2021. Operating expenses as a percentage of net sales were 15.5% in 2021, compared to 18.8% in 2020. The decrease in operating expenses is primarily due to a $185 million lower provision for doubtful accounts based on better than anticipated collection of our pre-COVID-19 accounts receivable during the 13 weeks, and the negative impact of COVID-19 on total case volume and the related impact of cost actions put in place. These decreases were partially offset by operating expenses for the Smart Foodservice acquisition of $43 million.
Operating Income (Loss)
Our operating income was $28 million in 2021, compared to an operating loss of $126 million in 2020. The increase in operating income was due to the factors discussed in the relevant sections above.

Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $7 million and $6 million in 2021 and 2020, respectively. The increase in other income—net in 2021 is primarily due to the improved funded status of our defined benefit pension plan.
Interest Expense—Net
Interest expense—net increased $2 million to $54 million in 2021, primarily due to an increase in our indebtedness to finance the Smart Foodservice acquisition and to strengthen our liquidity position at the onset of the COVID-19 pandemic, which were partially offset by a decrease in interest rates in 2021 compared to 2020.
Loss on Extinguishment of Debt
As discussed in Note 10, Debt, in our consolidated financial statements, we incurred a $23 million loss on extinguishment of debt related to the repayment of our Unsecured Senior Notes due 2024 and 2020 Incremental Term Loan Facility related to the issuance of our Senior Unsecured Notes due 2029.
Income Taxes
For the 13 weeks ended April 3, 2021, our effective income tax rate of 43% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended March 28, 2020, our effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $3 million primarily related to an increase in the state valuation allowance.
Net Loss
Our net loss was $24 million in 2021, compared to a net loss of $132 million in 2020. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. We believe that the combination of cash on hand and generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements through the end of fiscal year 2022. As of April 3, 2021, the Company had approximately $2.6 billion in cash and available liquidity.
Indebtedness
The aggregate carrying value of our indebtedness was $5,738 million, net of $52 million of unamortized deferred financing costs, as of April 3, 2021. We had no outstanding borrowings and had issued letters of credit totaling $279 million under the ABL Facility as of April 3, 2021. There was remaining capacity of $1,711 million under the ABL Facility as of April 3, 2021.
On February 4, 2021, we issued $900 million aggregate principal amount of 4.75% Unsecured Senior Notes due 2029, the proceeds of which were used, together with cash on hand, to (i) redeem all of the then outstanding Unsecured Senior Notes due 2024, (ii) repay all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility and (iii) pay related fees and expenses. As of April 3, 2021, the Unsecured Senior Notes due 2029 had a carrying value of $891 million, net of $9 million of unamortized deferred financing costs.
The Initial Term Loan Facility had a carrying value of $2,093 million, net of $2 million of unamortized deferred financing costs, as of April 3, 2021. The 2019 Incremental Term Loan Facility had a carrying value of $1,449 million, net of $29 million of unamortized deferred financing costs, as of April 3, 2021.
The Secured Notes had a carrying value of $988 million, net of $12 million of unamortized deferred financing costs, as of April 3, 2021. We also had $309 million of obligations under financing leases for transportation equipment and building leases as of April 3, 2021.
The ABL Facility will mature in 2024. The Initial Term Loan Facility and the 2019 Incremental Term Loan Facility will mature in 2023 and 2026, respectively. The Secured Notes will mature in 2025. The Unsecured Senior Notes due 2029 will mature in 2029. As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our other available liquidity and capital resources.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.3 billion of restricted payment capacity under these covenants and approximately $2.7 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of April 3, 2021.
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
See Note 10, Debt, in our consolidated financial statements, for a further description of our indebtedness.
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	13 Weeks Ended
	April 3, 2021	March 28, 2020

Net loss	$(24)	$(132)
Changes in operating assets and liabilities	79	(204)
Other adjustments	121	274
Net cash provided by (used in) operating activities	176	(62)
Net cash used in investing activities	(46)	(74)
Net cash (used in) provided by financing activities	(47)	1,123
Net increase in cash, cash equivalents and restricted cash	83	987
Cash, cash equivalents and restricted cash—beginning of period	829	98
Cash, cash equivalents and restricted cash—end of period	$912	$1,085
Operating Activities
Cash flows provided by operating activities was $176 million for the 13 weeks ended April 3, 2021, compared to cash flows used in operating activities of $62 million for the 13 weeks ended March 28, 2020. The year-over-year increase was primarily attributable to the improvement in operating results and the associated impact on the Company's working capital requirements.
Investing Activities
Cash flows used in investing activities in the 13 weeks ended April 3, 2021 and March 28, 2020 included cash expenditures of $46 million and $79 million, respectively, on investments in information technology, new construction and/or expansion of distribution facilities, and property and equipment for fleet replacement.
We expect total cash capital expenditures in fiscal year 2021 to be between $290 million and $305 million, exclusive of approximately $35 million to $45 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows provided by financing activities for the 13 weeks ended April 3, 2021 included aggregate borrowings of $900 million under the Unsecured Senior Notes due 2029. Cash flows used by financing activities in the 13 weeks ended April 3, 2021 included $32 million of scheduled payments under our Term Loan Facilities and financing leases. We used the proceeds from the issuance of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the then outstanding Unsecured Senior Notes due 2024 and repay all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility. We incurred approximately $18 million of lender fees and third-party costs in connection with our financing actions, consisting of a $9 million early redemption premium related to the Unsecured Senior Notes due 2024 and $9 million of costs associated with the issuance of the Unsecured Senior Notes due 2029, which were capitalized as deferred financing costs. Financing activities for the 13 weeks ended April 3, 2021 also included $5 million of proceeds received from stock purchases under our employee stock purchase plan and $4 million of proceeds from the exercise of employee stock options, which were offset by $12 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows provided by financing activities for the 13 weeks ended March 28, 2020 included aggregate borrowings of $1,150 million under the ABL Facility and ABS Facility and $32 million of scheduled payments under our Term Loan Facilities and financing leases. We borrowed an aggregate of $1 billion under the ABL Facility and ABS Facility in March 2020 for the purposes of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the onset of the COVID-19 pandemic. Financing activities for the 13 weeks ended March 28, 2020 also included $6 million of proceeds from stock purchases under our employee stock purchase plan and $1 million of proceeds received from the exercise of employee stock options, which were partially offset by $2 million of employee tax withholdings paid in connection with the vesting of stock awards.
Retirement Plans

See Note 12, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.
Off-Balance Sheet Arrangements
We had entered into $279 million of letters of credit, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs, under the ABL Facility as of April 3, 2021.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
See the Contractual Obligations section in Part II, Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2020 Annual Report for our contractual cash obligations as of January 2, 2021. There have been no material changes to our specified contractual obligations through April 3, 2021, except as disclosed in Note 10, Debt, in our consolidated financial statements.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 13 weeks ended April 3, 2021.
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
After considering interest rate swaps that fixed the interest rate on $550 million of the principal amounts of our Initial Term Loan Facility, approximately 52% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as of April 3, 2021. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $30 million per year (see Note 10, Debt, in our consolidated financial statements). In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR announced that it intends to phase out the use of LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Authority ("IBA"), the administrator of LIBOR, announced the cessation of the publication of the one week and two month U.S. dollar LIBOR tenors immediately following their publication on December 31, 2021, and all other U.S. dollar LIBOR tenors immediately following their publication on June 30, 2023. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
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
Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and assessing fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of April 3, 2021, we had diesel fuel forward purchase commitments totaling $38 million, which fix approximately 42% of our projected diesel fuel purchase needs through December 2021. Our remaining fuel purchase needs will occur at market rates unless contracted for at a fixed price or hedged at a later date. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $6 million in additional fuel cost on uncommitted volumes through December 2021.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2021 excluded internal control over financial reporting for Smart Foodservice, which was acquired on April 24, 2020.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
For information relating to legal proceedings, see Note 18, Commitments and Contingencies, in our consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors" of the 2020 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number

4.1
Indenture, dated February 4, 2021, by and among US Foods, Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2021).

10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (for Performance-Based Restricted Stock Unit Awards) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan.†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	May 10, 2021	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	May 10, 2021	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer