Form 10-Q
period 2021-07-03
US Foods Holding Corp.
filed 2021-08-09
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
222,510,486 shares of the registrant's common stock were outstanding as of August 4, 2021.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	July 3, 2021	January 2, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$699	$828
Accounts receivable, less allowances of $45 and $67	1,539	1,084
Vendor receivables, less allowances of $6 and $5	194	121
Inventories—net	1,560	1,273
Prepaid expenses	144	132
Assets held for sale	9	1
Other current assets	21	26
Total current assets	4,166	3,465
Property and equipment—net	1,976	2,021
Goodwill	5,625	5,637
Other intangibles—net	860	892
Deferred tax assets	18	1
Other assets	419	407
Total assets	$13,064	$12,423
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$177	$136
Accounts payable	1,904	1,218
Accrued expenses and other current liabilities	570	497
Current portion of long-term debt	117	131
Total current liabilities	2,768	1,982
Long-term debt	5,398	5,617
Deferred tax liabilities	281	270
Other long-term liabilities	510	505
Total liabilities	8,957	8,374
Commitments and contingencies (Note 18)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 issued and outstanding as of July 3, 2021 and January 2, 2021	534	519
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 222 and 221 issued and outstanding as of July 3, 2021 and January 2, 2021, respectively	2	2
Additional paid-in capital	2,933	2,901
Retained earnings	668	661
Accumulated other comprehensive loss	(30)	(34)
Total shareholders’ equity	3,573	3,530
Total liabilities, mezzanine equity and shareholders' equity	$13,064	$12,423

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$7,663	$4,560	$13,958	$10,899
Cost of goods sold	6,494	3,889	11,786	9,162
Gross profit	1,169	671	2,172	1,737
Operating expenses:
Distribution, selling and administrative costs	1,044	714	2,016	1,906
Restructuring costs and asset impairment charges	1	16	4	16
Total operating expenses	1,045	730	2,020	1,922
Operating income (loss)	124	(59)	152	(185)
Other income—net	(6)	(4)	(13)	(10)
Interest expense—net	54	63	108	115
Loss on extinguishment of debt	—	—	23	—
Income (loss) before income taxes	76	(118)	34	(290)
Income tax provision (benefit)	21	(26)	3	(66)
Net income (loss)	55	(92)	31	(224)
Other comprehensive income (loss)—net of tax:
Changes in retirement benefit obligations	—	1	—	1
Unrecognized gain (loss) on interest rate swaps	2	—	4	(6)
Comprehensive income (loss)	$57	$(91)	$35	$(229)
Net income (loss)	$55	$(92)	$31	$(224)
Series A convertible preferred stock dividends	(9)	(5)	(24)	(5)
Net income (loss) available to common shareholders	$46	$(97)	$7	$(229)
Net income (loss) per share
Basic (Note 13)	$0.21	$(0.44)	$0.03	$(1.05)
Diluted (Note 13)	$0.20	$(0.44)	$0.03	$(1.05)
Weighted-average common shares outstanding
Basic (Note 13)	222	220	221	219
Diluted (Note 13)	225	220	225	219

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—January 2, 2021	221	$2	$2,901	$661	$(34)	$3,530
Share-based compensation expense	—	—	10	—	—	10
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Vested restricted stock units, net	1	—	—	—	—	—
Exercise of stock options	—	—	4	—	—	4
Tax withholding payments for net share-settled equity awards	—	—	(12)	—	—	(12)
Series A convertible preferred stock dividends	—	—	—	(15)	—	(15)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net loss	—	—	—	(24)	—	(24)
BALANCE—April 3, 2021	222	2	2,908	622	(32)	3,500
Share-based compensation expense	—	—	13	—	—	13
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	—	—	8	—	—	8
Tax withholding payments for net share-settled equity awards	—	—	(1)	—	—	(1)
Series A convertible preferred stock dividends	—	—	—	(9)	—	(9)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net income	—	—	—	55	—	55
BALANCE—July 3, 2021	222	$2	$2,933	$668	$(30)	$3,573

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—December 28, 2019	220	$2	$2,845	$916	$(54)	$3,709
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	6	—	—	6
Exercise of stock options	—	—	1	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Adoption of ASU 2016-13	—	—	—	(1)	—	(1)
Net loss	—	—	—	(132)	—	(132)
BALANCE—March 28, 2020	220	$2	$2,857	$783	$(60)	$3,582
Share-based compensation expense	—	—	12	—	—	12
Proceeds from employee stock purchase plan	1	—	5	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(3)	—	—	(3)
Series A convertible preferred stock dividends	—	—	—	(5)	—	(5)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Net loss	—	—	—	(92)	—	(92)
BALANCE—June 27, 2020	221	$2	$2,871	$686	$(59)	$3,500
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)
	26 Weeks Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income (loss)	$31	$(224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	195	207
Loss on disposal of property and equipment—net	—	1
Loss on extinguishment of debt	23	—
Amortization of deferred financing costs	7	9
Deferred tax provision (benefit)	6	(44)
Share-based compensation expense	23	19
(Benefit) provision for doubtful accounts	(13)	106
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(516)	257
(Increase) decrease in inventories—net	(286)	142
Increase in prepaid expenses and other assets	(24)	(12)
Increase in accounts payable and cash overdraft liability	721	375
Increase (decrease) in accrued expenses and other liabilities	83	(66)
Net cash provided by operating activities	250	770
Cash flows from investing activities:
Acquisition of businesses—net of cash	—	(973)
Proceeds from sales of divested assets	5	7
Proceeds from sales of property and equipment	1	1
Purchases of property and equipment	(107)	(131)
Net cash used in investing activities	(101)	(1,096)
Cash flows from financing activities:
Proceeds from debt borrowings	900	3,645
Principal payments on debt and financing leases	(1,161)	(2,206)
Net proceeds from issuance of Series A convertible preferred stock	—	491
Dividends paid on Series A convertible preferred stock	(9)	—
Debt financing costs and fees	(18)	(33)
Proceeds from employee stock purchase plan	10	11
Proceeds from exercise of stock options	12	1
Tax withholding payments for net share-settled equity awards	(13)	(5)
Net cash (used in) provided by financing activities	(279)	1,904
Net (decrease) increase in cash, cash equivalents and restricted cash	(130)	1,578
Cash, cash equivalents and restricted cash—beginning of period	829	98
Cash, cash equivalents and restricted cash—end of period	$699	$1,676
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$88	$89
Income taxes paid—net	—	2
Property and equipment purchases included in accounts payable	27	14
Property and equipment transferred to assets held for sale	9	19
Leased assets obtained in exchange for financing lease liabilities	14	60
Leased assets obtained in exchange for operating lease liabilities	20	13
Cashless exercise of stock options	1	—
Paid-in-kind Series A convertible preferred stock dividends	15	5
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
Business Description—The Company, through USF, operates in one business segment in which it markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States ("U.S."). These customers include independently owned single and multi-unit restaurants, regional concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities and retail locations.
Basis of Presentation—The Company operates on a 52- or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal year 2021 is a 52-week fiscal year. Fiscal year 2020 was a 53-week fiscal year.
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
The consolidated interim financial statements reflect all adjustments (consisting of normal recurring items) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for any other interim period or the full fiscal year.
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
3.    REVENUE RECOGNITION
The Company recognizes revenue when the performance obligation is satisfied, which occurs when a customer obtains control of the promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these goods or services. The Company generates substantially all of its revenue from the distribution and sale of food and food-related products and recognizes revenue when title and risk of loss passes and the customer accepts the goods, which occurs at delivery. Customer sales incentives, such as volume-based rebates or discounts, are treated as a reduction of revenue at the time the revenue is recognized. Sales taxes invoiced to customers and remitted to governmental authorities are excluded from net sales. Shipping and handling costs are treated as fulfillment costs and included in distribution, selling and administrative costs.
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of July 3, 2021 and January 2, 2021. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.5 billion and $1.1 billion as of July 3, 2021 and January 2, 2021, respectively.

The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $28 million and $30 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of July 3, 2021 and January 2, 2021, respectively, and $29 million and $27 million included in other assets in the Company’s Consolidated Balance Sheets as of July 3, 2021 and January 2, 2021, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Meats and seafood	$2,951	$1,694	$5,213	$3,920
Dry grocery products	1,272	782	2,365	1,874
Refrigerated and frozen grocery products	1,141	688	2,135	1,735
Dairy	737	454	1,359	1,102
Equipment, disposables and supplies	797	501	1,490	1,130
Beverage products	389	223	713	567
Produce	376	218	683	571
Net sales	$7,663	$4,560	$13,958	$10,899
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
The following table summarizes the final purchase price allocation recognized for the Smart Foodservice acquisition as of April 24, 2020. The decrease in goodwill from January 2, 2021 to July 3, 2021 was due to the finalization of deferred income taxes associated with the acquisition in the first quarter of 2021.

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
Smart Foodservice acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $5 million and $10 million for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $9 million and $20 million for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.
Pro Forma Financial Information—The following table presents the Company’s unaudited pro forma consolidated net sales, net income and earnings per share (“EPS”) for the 13 weeks and 26 weeks ended July 3, 2021 and June 27, 2020. The unaudited pro forma financial information presents the combined results of operations as if the acquisition and related financing of Smart Foodservice had occurred as of December 30, 2018, which date represents the first day of the Company’s fiscal year prior to the Smart Foodservice acquisition date.

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Pro forma net sales	$7,663	$4,647	$13,958	$11,272
Pro forma net income (loss) available to common shareholders	$46	$(95)	$7	$(202)
Pro forma net income (loss) per share:
Basic	$0.21	$(0.43)	$0.03	$(0.92)
Diluted	$0.20	$(0.43)	$0.03	$(0.92)
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method, except for Smart Foodservice, as further described in Note 4, Business Acquisitions, which uses the retail method of inventory accounting. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This "links" current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $295 million and $177 million as of July 3, 2021 and January 2, 2021, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $97 million and $19 million for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and increased $118 million and $6 million for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.
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
Since mid-March 2020, our business has been significantly impacted by the COVID-19 pandemic. Starting in March 2020, in order to reduce the spread of COVID-19 and its variants, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions on businesses, schools and other public gathering spaces, including restaurants and recreational, sporting and other similar venues. Since December 2020, three vaccines for COVID-19 have been authorized by the United States Food and Drug Administration ("FDA") for emergency use and beginning in May 2021, all individuals 12 years old and older in the United States became eligible to receive a vaccine. During the 13 weeks ended July 3, 2021, the Center for Disease Control and Prevention ("CDC") and most states have significantly relaxed restrictions and safety measures, such as capacity limits, physical distancing and face mask protocols, as a result of significant progress made in vaccinating the U.S. public and the resulting decline in COVID-19 cases. Due to the impact that the COVID-19 pandemic was expected to have on our customers, particularly our restaurant and hospitality customers, and to reflect the increased collection risk associated with our customers, we significantly increased our allowance for doubtful accounts during the 13 weeks ended March 28, 2020. In each subsequent quarter of fiscal year 2020 and during the 13 weeks ended April 3, 2021, due to more favorable than anticipated collections on our pre-COVID-19 accounts receivable, we reduced our allowance for doubtful accounts while leaving the remaining pre-COVID-19 accounts receivable fully reserved. During the 13 weeks ended July 3, 2021, amounts expensed for the period were more consistent with pre-pandemic activity.
A summary of the activity in the allowance for doubtful accounts for the 26 weeks ended July 3, 2021 was as follows:

Balance as of January 2, 2021	$67
Reversed from costs and expenses	(13)
Customer accounts written off—net of recoveries	(9)
Balance as of July 3, 2021	$45
This table excludes the vendor receivable related allowance for doubtful accounts of $6 million and $5 million as of July 3, 2021 and January 2, 2021, respectively.
7.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of July 3, 2021 and January 2, 2021, property and equipment-net included accumulated depreciation of $2,717 million and $2,566 million, respectively. Depreciation expense was $81 million and $87 million for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $163 million and $169 million for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.
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
Customer relationships, amortizable trade names and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, amortizable trade names and noncompete agreements are amortized over their estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $13 million and $19 million for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $32 million and $38 million for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.

Goodwill and other intangibles—net consisted of the following:

	July 3, 2021	January 2, 2021
Goodwill	$5,625	$5,637
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$676	$725
Accumulated amortization	(99)	(119)
Net carrying value	577	606
Trade names—amortizable:
Gross carrying amount	1	15
Accumulated amortization	—	(11)
Net carrying value	1	4
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(2)
Net carrying value	1	1
Brand names and trademarks—not amortizing	281	281
Total other intangibles—net	$860	$892
The net decrease in the gross carrying amount of customer relationships as of July 3, 2021 is attributable to the write-off of fully amortized intangible assets related to certain 2016 and 2017 business acquisitions. The net decrease in the gross carrying amount of amortizable trade names is attributable to the write-off of the fully amortized trade name related to the Smart Foodservice acquisition, when Smart Foodservice® warehouse stores were rebranded to CHEF'STORE® in March 2021.
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

The Company’s assets and liabilities measured at fair value on a recurring basis as of July 3, 2021 and January 2, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	July 3, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$580	$—	$—	$580
Liabilities
Interest rate swaps	$—	$1	$—	$1
	January 2, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$696	$—	$—	$696
Liabilities
Interest rate swaps	$—	$5	$—	$5
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
USF previously entered into four-year interest rate swap agreements, which collectively had a notional value of $550 million, which was reduced from $733 million on July 31, 2020. The interest rate swap agreements expired on July 31, 2021. Through the term of the swap agreements, the Company paid an aggregate effective rate of 3.45% on the notional amount of the Initial Term Loan Facility covered by the interest rate swap agreements, comprised of a rate of 1.70% plus a spread of 1.75% (see Note 10, Debt).
The Company records its interest rate swaps in its Consolidated Balance Sheets at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties and the Company. The following table presents the balance sheet location and fair value of the interest rate swaps as of July 3, 2021 and January 2, 2021:

		Fair Value
	Balance Sheet Location	July 3, 2021	January 2, 2021
Derivatives designated as hedging instruments
Interest rate swaps	Accrued expenses and other current liabilities	$1	$5
	Total liabilities	$1	$5
Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the 13 weeks and 26 weeks ended July 3, 2021 and June 27, 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended July 3, 2021
Interest rate swaps	$—	Interest expense—net	$2
For the 13 weeks ended June 27, 2020
Interest rate swaps	$(2)	Interest expense—net	$2

For the 26 weeks ended July 3, 2021
Interest rate swaps	$—	Interest expense—net	$4
For the 26 weeks ended June 27, 2020
Interest rate swaps	$(8)	Interest expense—net	$2
During the next twelve months, $1 million will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $5.6 billion, compared to its carrying value of $5.5 billion as of July 3, 2021. The fair value of the Company’s total debt approximated $5.8 billion, compared to its carrying value of $5.7 billion as of January 2, 2021.
The fair value of the Company's 4.75% unsecured senior notes due February 15, 2029 (the "Unsecured Senior Notes due 2029") was $0.9 billion as of July 3, 2021. As discussed in Note 10, Debt, the proceeds from the Unsecured Senior Notes due 2029 were used to redeem the Company's 5.875% unsecured senior notes due 2024 (the "Unsecured Senior Notes due 2024") and other outstanding Company debt. The fair value of the Unsecured Senior Notes due 2024 was $0.6 billion as of January 2, 2021. The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Notes”) was $1.1 billion as of both July 3, 2021 and January 2, 2021. Fair value of the Secured Notes, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2024 is based upon their closing market prices on the respective dates. The fair value of the Secured Notes, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2024 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

10.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of July 3, 2021	Carrying Value as of July 3, 2021	Carrying Value as of January 2, 2021
ABL Facility	May 31, 2024	—%	$—	$—
Initial Term Loan Facility (net of $2 and $3 of unamortized deferred financing costs, respectively)	June 27, 2023	1.85%	1,888	2,098
2019 Incremental Term Loan Facility (net of $27 and $30 of unamortized deferred financing costs, respectively)	September 13, 2026	2.10%	1,447	1,451
2020 Incremental Term Loan Facility (net of $11 of unamortized deferred financing costs)(1)	April 24, 2025	—%	—	284
Secured Notes (net of $11 and $13 of unamortized deferred financing costs)	April 15, 2025	6.25%	989	987
Unsecured Senior Notes due 2024 (net of $3 of unamortized deferred financing costs)(1)	June 15, 2024	—%	—	597
Unsecured Senior Notes due 2029 (net of $9 of unamortized deferred financing costs)	February 15, 2029	4.75%	891	—
Obligations under financing leases	2021–2031	1.63% - 8.63%	292	323
Other debt	2021–2031	5.75% - 9.00%	8	8
Total debt			5,515	5,748
Current portion of long-term debt			(117)	(131)
Long-term debt			$5,398	$5,617
(1)    The 2020 Incremental Term Loan Facility and Unsecured Senior Notes due 2024 were paid in full on February 4, 2021 with the issuance of the Unsecured Senior Notes due 2029 and subsequently terminated as further discussed below. The related unamortized deferred financing costs were written off in connection with the terminations.
As of July 3, 2021, after considering interest rate swaps that fixed the interest rate on $550 million of principal of the Initial Term Loan Facility described below, approximately 51% of the Company’s total debt bears interest at a floating rate.
ABL Facility
USF's asset based senior secured revolving credit facility (the “ABL Facility”) provides USF with loan commitments having a maximum aggregate principal amount of $1,990 million. The ABL Facility is scheduled to mature on May 31, 2024.
Borrowings under the ABL Facility bear interest, at USF's periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of LIBOR plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of July 3, 2021 was 0.00% for ABR loans and 1.00% for LIBOR loans.
USF had no outstanding borrowings, and had issued letters of credit totaling $253 million, under the ABL Facility as of July 3, 2021. The outstanding letters of credit primarily relate to securing USF's obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,737 million under the ABL Facility as of July 3, 2021.
Term Loan Facilities
Under its term loan credit agreement, USF has entered into an initial senior secured term loan facility (the "Initial Term Loan Facility") and an incremental senior secured term loan facility (the "2019 Incremental Term Loan Facility"). The Initial Term Loan Facility had a carrying value of $1.9 billion, net of $2 million of unamortized deferred financing costs as of July 3, 2021. During the 13 weeks ended July 3, 2021, the Company made voluntary prepayments of the Initial Term Loan Facility totaling $200 million. The table above reflects the interest rate on the unhedged portion of the Initial Term Loan Facility as of July 3, 2021. The effective interest rate of the portion of the Initial Term Loan Facility subject to interest rate hedging agreements was 3.45% as of July 3, 2021. The Initial Term Loan Facility is scheduled to mature on June 27, 2023.

The 2019 Incremental Term Loan Facility had a carrying value of $1,447 million, net of $27 million of unamortized deferred financing costs as of July 3, 2021. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an ABR, determined in accordance with the term loan credit agreement, plus a margin of 1.00%. The 2019 Incremental Term Loan Facility is scheduled to mature on September 13, 2026.
Secured Notes
The Secured Notes had a carrying value of $989 million, net of $11 million of unamortized deferred financing costs, as of July 3, 2021. The Secured Notes are scheduled to mature on April 15, 2025.
Unsecured Senior Notes due 2029
On February 4, 2021, USF completed a private offering of $900 million aggregate principal amount of Unsecured Senior Notes due 2029. USF used the proceeds of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the Company's then outstanding Unsecured Senior Notes due 2024, repay all of the then outstanding borrowings under the incremental senior secured term loan facility borrowed in April 2020 (the "2020 Incremental Term Loan Facility") and to pay related fees and expenses. In connection with the repayment of the Unsecured Senior Notes due 2024 and 2020 Incremental Term Loan Facility, the Company applied debt extinguishment accounting and recorded $23 million in loss on extinguishment of debt in the Company's Consolidated Statements of Comprehensive Income, consisting of a $14 million write-off of pre-existing unamortized deferred financing costs related to the redeemed facilities and a $9 million early redemption premium related to the Unsecured Senior Notes due 2024. Lender fees and third-party costs of $9 million associated with the issuance of the Unsecured Senior Notes due 2029 were capitalized as deferred financing costs. The Unsecured Senior Notes due 2029 had an outstanding balance of $891 million, net of $9 million of unamortized deferred financing costs, as of July 3, 2021. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029. On or after February 15, 2024, the Unsecured Senior Notes due 2029 are redeemable, at USF's option, in whole or in part at a price of 102.375% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after February 15, 2025 and February 15, 2026, the optional redemption price for the Unsecured Senior Notes due 2029 declines to 101.188% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.3 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of July 3, 2021.
11.    RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
During the 26 weeks ended July 3, 2021, the Company incurred net restructuring costs of $4 million for severance and related costs associated with the announced closure of an excess facility and initiatives to improve operational effectiveness. During the 26 weeks ended June 27, 2020, in order to reduce operating expenses in line with the decrease in sales volume caused by the COVID-19 pandemic, the Company reduced its sales force and incurred net restructuring costs of $16 million for severance and related costs. Net restructuring liabilities were $5 million and $2 million as of July 3, 2021 and January 2, 2021, respectively.
The following table summarizes the changes in the restructuring liabilities for the 26 weeks ended July 3, 2021:

	Severance and Related Costs	Facility Closing Costs	Total
Balance at January 2, 2021	$1	$1	$2
Current period charges	4	—	4
Payments, net	(1)	—	(1)
Balance as of July 3, 2021	$4	$1	$5

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
The components of net periodic pension benefit credits for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Components of net periodic pension benefit credits
Service cost	$1	$—	$2	$1
Interest cost	7	8	14	15
Expected return on plan assets	(13)	(13)	(27)	(26)
Amortization of net loss	—	1	—	1
Net periodic pension benefit credits	$(5)	$(4)	$(11)	$(9)
Other postretirement benefit costs were de minimis for both the 13 weeks and 26 weeks ended July 3, 2021 and June 27, 2020.
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
Certain employees are eligible to participate in the Company's 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $13 million and $9 million for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $26 million and $23 million for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $12 million and $10 million for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $22 million for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.
13.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock, if dilutive in the period. For the 13 weeks ended July 3, 2021 and June 27, 2020, share-based awards representing 1 million and 9 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 26 weeks ended July 3, 2021 and June 27, 2020, share-based awards representing 2 million and 9 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 13 weeks ended July 3, 2021 and June 27, 2020, convertible preferred stock representing 25 million and 14 million of underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 26 weeks ended July 3, 2021 and June 27, 2020, convertible preferred stock representing 25 million and 7 million of underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Net income (loss)	$55	$(92)	$31	$(224)
Less: Series A convertible preferred stock dividends (1)	(9)	(5)	(24)	(5)
Net income (loss) available to common shareholders	$46	$(97)	$7	$(229)
Denominator:
Weighted-average common shares outstanding—basic	222	220	221	219
Effect of dilutive share-based awards	3	—	4	—
Effect of dilutive underlying shares of the Series A convertible preferred stock (2)	—	—	—	—
Weighted-average common shares outstanding—diluted	225	220	225	219
Net income (loss) per share
Basic	$0.21	$(0.44)	$0.03	$(1.05)
Diluted	$0.20	$(0.44)	$0.03	$(1.05)
(1)    Preferred stock dividends for the first quarter of 2021 were paid in kind on March 31, 2021. Preferred stock dividends for the second quarter of 2021 were paid in cash on June 30, 2021.
(2)    The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock, if dilutive in the period. Under the if-converted method, the Series A convertible preferred stock are converted to common shares for inclusion in the calculation of the weighted-average common shares outstanding—diluted. Once converted, there would be no preferred stock outstanding and therefore no preferred stock dividend. For the 13 weeks and 26 weeks ended July 3, 2021 and June 27, 2020, the effect of the Series A convertible preferred stock was excluded, as the inclusion of the incremental shares would be anti-dilutive.
14.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020 (the “Issuance Date”), pursuant to the terms of an Investment Agreement (the "Investment Agreement") with KKR Fresh Aggregator L.P., a Delaware limited partnership, which agreement was joined on February 25, 2021 by permitted transferee KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A convertible preferred stock, par value $0.01 per share to KKR Fresh Aggregator L.P. for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. As of January 2, 2021, the Company had issued a total of 523,127 shares of Series A convertible preferred stock. On March 31, 2021, the Company paid a dividend on the shares of the Series A convertible preferred stock in the form of 9,154 shares of Series A convertible preferred stock, plus a de minimis amount in cash in lieu of fractional shares in accordance with the terms of the Certificate of Designations for the Series A convertible preferred stock. On June 30, 2021, the Company paid a cash dividend of $9 million on the shares of the Series A convertible preferred stock.
The following table summarizes the activity for the outstanding Series A convertible preferred stock and associated carrying value for the 26 weeks ended July 3, 2021 was as follows:

	Series A Convertible Preferred Stock
	Shares	Carrying Value
Balance, January 2, 2021	523,127	$519
Shares issued as paid in kind dividend	9,154	15
Balance July 3, 2021	532,281	$534

15.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(29)	$(52)	$(29)	$(52)
Reclassification adjustments:
Amortization of net loss(2) (3)	—	1	—	1
Total before income tax	—	1	—	1
Income tax provision	—	—	—	—
Current period comprehensive income, net of tax	—	1	—	1
Balance as of end of period(1)	$(29)	$(51)	$(29)	$(51)

Interest rate swaps:
Balance as of beginning of period (1)	$(3)	$(8)	$(5)	$(2)
Change in fair value of interest rate swaps	—	(2)	—	(10)
Amounts reclassified to interest expense—net	2	2	4	2
Total before income tax	2	—	4	(8)
Income tax provision (benefit)	—	—	—	(2)
Current period comprehensive income (loss), net of tax	2	—	4	(6)
Balance as of end of period(1)	$(1)	$(8)	$(1)	$(8)
Accumulated other comprehensive loss as of end of period(1)	$(30)	$(59)	$(30)	$(59)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 12, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company's Consolidated Statements of Comprehensive Income.
16.    RELATED PARTY TRANSACTIONS
    As of July 3, 2021, investment funds managed by an affiliate of KKR held approximately $56 million in aggregate principal amount of the Initial Term Loan Facility and the 2019 Incremental Term Loan Facility, as reported by the administrative agent. During the 26 weeks ended July 3, 2021, KKR Capital Markets LLC, an affiliate of KKR, received $1 million for debt advisory services rendered in connection with the Unsecured Senior Notes due 2029 financing. During the 26 weeks ended June 27, 2020, KKR Capital Markets LLC received aggregate fees of $6 million for debt advisory services rendered in connection with the 2020 Incremental Term Loan Facility, the Secured Notes and the ABL Facility amendment financings.
17.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 26 weeks ended July 3, 2021 and June 27, 2020 for purposes of determining its year-to-date tax provision.
For the 13 weeks ended July 3, 2021, the Company's effective income tax rate of 28% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes. For the 13 weeks ended June 27, 2020, the Company's effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million, primarily related to an increase in an unrecognized tax benefit.
For the 26 weeks ended July 3, 2021, the Company's effective income tax rate of 9% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items include a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation. For the 26 weeks ended June 27, 2020, the Company's effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to an increase in an unrecognized tax benefit and a tax expense of $2 million primarily related to a tax benefit shortfall associated with share-based compensation.
18. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,481 million of purchase orders and purchase contract commitments as of July 3, 2021 to be purchased in the remainder of fiscal year 2021 and $55 million of information technology commitments through August 2025 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $28 million through June 2022, as of July 3, 2021. Additionally, the Company had electricity forward purchase commitments totaling $5 million through June 2024, as of July 3, 2021. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2020 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks and 26 weeks ended July 3, 2021 are compared to the 13 weeks and 26 weeks ended June 27, 2020 unless specifically noted otherwise.
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
COVID-19 Update
In March 2020, the World Health Organization characterized COVID-19 as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. Starting in March 2020, in order to reduce the spread of COVID-19 and its variants, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions on businesses, schools and other public gathering spaces including restaurants and recreational, sporting and other similar venues. Since December 2020, three vaccines for COVID-19 have been authorized by the FDA for emergency use and beginning in May 2021, all individuals 12 years old and older in the United States became eligible to receive a vaccine. During the 13 weeks ended July 3, 2021, the CDC and most states have significantly relaxed restrictions and safety measures, such as capacity limits, physical distancing and face mask protocols, as a result of significant progress made in vaccinating the U.S. public and the resulting decline in COVID-19 cases.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has adversely impacted many of our customers, especially our restaurant, hospitality and education customers. As a result, we experienced decreased demand for our products, resulting in lower Net sales and total case volumes beginning in mid-March 2020. We saw improvement in Net sales and total case volumes during the second quarter of 2021 as compared to the first quarter of 2021, with additional loosening of indoor dining restrictions and other safety measures. Overall demand has started to return to pre-COVID-19 levels; however, case volumes remained lower than pre-COVID-19 levels. Total case volume increased 53.5% and 22.1% for the 13 weeks and 26 weeks ended July 3, 2021, compared to the prior year.
Economic and operating conditions for our business have improved in the first and second quarters of 2021 as compared to the fourth quarter of 2020. Most of the restrictions have been lifted and consumers are returning to consuming food away from home, traveling for personal and business purposes and attending sporting and other events regularly. However, we and the industry may continue to face challenges as the recovery continues, such as the availability of product supply, increased product and logistics costs, access to labor supply, and changes in our customer mix.
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
Highlights
Financial Highlights—Total case volume for the 13 weeks and 26 weeks ended July 3, 2021 increased 53.5% and 22.1%, respectively, and independent restaurant case volume increased 79.1% and 38.5%, respectively for those same periods. Net sales increased $3,103 million, or 68.0%, and $3,059 million, or 28.1% for the 13 weeks and 26 weeks ended July 3, 2021, primarily due to volume improvements commensurate with easing of restrictions on our customers. The increase in Net sales during the 26 weeks ended July 3, 2021 was also due to the contributions from the Smart Foodservice acquisition, which was acquired on April 24, 2020. Smart Foodservice contributed Net sales of $584 million and $208 million for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.
Gross profit increased $498 million, or 74.2%, to $1,169 million for the 13 weeks ended July 3, 2021, and increased $435 million, or 25.0%, to $2,172 million for the 26 weeks ended July 3, 2021, primarily as a result of the increase in Net sales. The increase in gross profit during the 26 weeks ended July 3, 2021 was also due to the contributions from the Smart Foodservice acquisition. These increases in gross profit were partially offset by unfavorable year-over-year LIFO adjustments. As a percentage of net sales, gross profit was 15.3% for the 13 weeks ended July 3, 2021, compared to 14.7% for the prior year period and was 15.6% for the 26 weeks ended July 3, 2021, compared to 15.9% for the prior year period.
Total operating expenses increased $315 million, or 43.2%, to $1,045 million for the 13 weeks ended July 3, 2021, and increased $98 million, or 5.1%, to $2,020 million for the 26 weeks ended July 3, 2021. The increase was primarily due to higher supply chain labor costs and increased distribution costs, including increased fuel costs and increased repair and maintenance costs related to increased sales volume due to the recovery. The increase in total operating expenses during the 26 weeks ended July 3, 2021 was also due to the inclusion of operating expenses from the Smart Foodservice acquisition. As a percentage of net sales, operating expenses were 13.6% for the 13 weeks ended July 3, 2021, compared to 16.0% for the prior year period and was 14.5% for the 26 weeks ended July 3, 2021, compared to 17.6% for the prior year period.
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

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Consolidated Statements of Operations Data:
Net sales	$7,663	$4,560	$13,958	$10,899
Cost of goods sold	6,494	3,889	11,786	9,162
Gross profit	1,169	671	2,172	1,737
Operating expenses:
Distribution, selling and administrative costs	1,044	714	2,016	1,906
Restructuring costs and asset impairment charges	1	16	4	16
Total operating expenses	1,045	730	2,020	1,922
Operating income (loss)	124	(59)	152	(185)
Other income—net	(6)	(4)	(13)	(10)
Interest expense—net	54	63	108	115
Loss on extinguishment of debt	—	—	23	—
Income (loss) before income taxes	76	(118)	34	(290)
Income tax provision (benefit)	21	(26)	3	(66)
Net income (loss)	55	(92)	31	(224)
Series A convertible preferred stock dividends (see Note 14)	(9)	(5)	(24)	(5)
Net income (loss) available to common shareholders	$46	$(97)	$7	$(229)
Percentage of Net Sales:
Gross profit	15.3%	14.7%	15.6%	15.9%
Operating expenses	13.6%	16.0%	14.5%	17.6%
Operating income (loss)	1.6%	(1.3)%	1.1%	(1.7)%
Net income (loss)	0.7%	(2.0)%	0.2%	(2.1)%
Adjusted EBITDA(1)	4.3%	1.9%	3.6%	2.4%
Other Data:
Cash flows—operating activities	$74	$832	$250	$770
Cash flows—investing activities	(55)	(1,022)	(101)	(1,096)
Cash flows—financing activities	(232)	781	(279)	1,904
Capital expenditures	61	52	107	131
EBITDA(1)	224	51	337	32
Adjusted EBITDA(1)	332	88	504	265
Adjusted net income(1)	146	(49)	173	(17)
Free cash flow(2)	13	780	143	639
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss) available to common shareholders	$46	$(97)	$7	$(229)
Series A convertible preferred stock dividends (see Note 14)	(9)	(5)	(24)	(5)
Net income (loss)	55	(92)	31	(224)
Interest expense—net	54	63	108	115
Income tax provision (benefit)	21	(26)	3	(66)
Depreciation expense	81	87	163	169
Amortization expense	13	19	32	38
EBITDA	224	51	337	32
Adjustments:
Restructuring costs and asset impairment charges(1)	1	16	4	16
Share-based compensation expense(2)	13	12	23	19
LIFO reserve change(3)	97	19	118	6
Loss on extinguishment of debt(4)	—	—	23	—
Business transformation costs(5)	5	2	14	8
COVID-19 bad debt (benefit) expense(6)	—	(75)	(15)	95
COVID-19 product donations and inventory adjustments(7)	—	40	—	40
COVID-19 other related expenses(8)	1	11	1	11
Business acquisition and integration related costs and other(9)	(9)	12	(1)	38
Adjusted EBITDA	332	88	504	265
Depreciation expense	(81)	(87)	(163)	(169)
Interest expense—net	(54)	(63)	(108)	(115)
Income tax provision, as adjusted(10)	(51)	13	(60)	2
Adjusted net income (loss)(11)	$146	$(49)	$173	$(17)
Cash flow
Cash flows from operating activities	$74	$832	$250	$770
Capital expenditures	(61)	(52)	(107)	(131)
Free cash flow	$13	$780	$143	$639
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
(9)    Includes: (i) aggregate acquisition and integration related costs of $6 million and $14 million for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $12 million and $39 million for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively; (ii) favorable legal settlement recovery of $13 million for the 13 and 26 weeks ended July 3, 2021; and (iii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
(11)    Effective as of the first quarter 2021, we have presented Adjusted net income. Previously, we presented Adjusted net income available to common shareholders.

A reconciliation between the GAAP income tax benefit and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
GAAP income tax provision (benefit)	$21	$(26)	$3	$(66)
Tax impact of pre-tax income adjustments	30	15	51	69
Discrete tax items	—	(2)	6	(5)
Income tax provision, as adjusted	$51	$(13)	$60	$(2)
Comparison of Results
13 Weeks Ended July 3, 2021 and June 27, 2020
Highlights
•Total case volume increased 53.5% and independent restaurant case volume increased 79.1%, primarily driven by eased restrictions on our customers in 2021.
•Net sales increased $3,103 million, or 68.0%, to $7,663 million in 2021.
•Operating income increased $183 million, or 310.2%, to $124 million in 2021.
•Net income improved $147 million, or 159.8%, to $55 million in 2021.
•Adjusted EBITDA increased $244 million, or 277.3%, to $332 million in 2021. As a percentage of Net sales, Adjusted EBITDA was 4.3% in 2021, compared to 1.9% in 2020.
Net Sales
Total case volume increased 53.5% in 2021. The increase was primarily driven by increased leisure and business travel and increased restaurant traffic due to eased restrictions on our customers, resulting in independent restaurant case volume growth of 79.1%. Organic case volume increased 50.3%; organic independent restaurant case volume increased 74.4%.
Net sales increased $3,103 million, or 68.0%, to $7,663 million in 2021, comprised of a $2,441 million, or 53.5%, increase in case volume and a $662 million, or 14.5%, increase in the overall Net sales rate per case. The increase in Net sales rate per case reflects a year-over-year inflation increase of 8.2% in multiple product categories including poultry, disposables and pork, as well as favorable changes in our product mix. The year-over-year increase in inflation benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost. Organic sales of private brands represented approximately 34% and 35% of Net sales in 2021 and 2020, respectively.
Gross Profit
Gross profit increased $498 million, or 74.2%, to $1,169 million in 2021, primarily as a result of the increase in Net sales, partially offset by unfavorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in an expense of $97 million in 2021 compared to expense of $19 million in 2020 due to inflation in multiple product categories including grocery, beef and poultry. Gross profit as a percentage of net sales was 15.3% in 2021, compared to 14.7% in 2020, due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs and asset impairment charges, increased $315 million, or 43.2%, to $1,045 million in 2021. Operating expenses as a percentage of net sales were 13.6% in 2021, compared to 16.0% in 2020. The increase in operating expenses was primarily due to higher supply chain labor costs reflecting increased sales volume compared to the prior year period when actions were taken to reduce such costs in response to COVID-19; a $75 million higher provision for doubtful accounts due to a $75 million reduction in the provision for doubtful accounts during the 13 weeks ended June 27, 2020 based on better than anticipated collection of our pre-COVID accounts receivable, with no similar reduction during the 13 weeks ended July 3, 2021; and $34 million higher distribution costs, primarily due to increased fuel costs and increased repair and maintenance costs due to increased fleet usage and resumption of repair and maintenance activities. These increases in operating expenses were partially offset by cost savings initiated in 2020 and a favorable legal settlement recovery of $13 million.

Operating Income (Loss)
Our operating income was $124 million in 2021, compared to an operating loss of $59 million in 2020. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $6 million and $4 million in 2021 and 2020, respectively. The increase in other income—net in 2021 is primarily due to the improved funded status of our defined benefit pension plan.
Interest Expense—Net
Interest expense—net decreased $9 million to $54 million in 2021, primarily due to the reduction in outstanding debt in 2021 as compared to 2020 and a decrease in interest rates in 2021 compared to 2020.
Income Taxes
For the 13 weeks ended July 3, 2021, our effective income tax rate of 28% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes. For the 13 weeks ended June 27, 2020, our effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to an increase in an unrecognized tax benefit.
Net Income (Loss)
Our net income was $55 million in 2021, compared to a net loss of $92 million in 2020. The improvement in net income was due to the relevant factors discussed above.
26 Weeks Ended July 3, 2021 and June 27, 2020
Highlights
•Total case volume increased 22.1% and independent restaurant case volume increased 38.5%, primarily driven by eased restrictions on our customers and contributions from Smart Foodservice in 2021.
•Net sales increased $3,059 million, or 28.1%, to $13,958 million in 2021.
•Operating income was $152 million in 2021, compared to operating loss of $185 million in 2020.
•Net income was $31 million in 2021, compared to net loss of $224 million in 2020.
•Adjusted EBITDA increased $239 million, or 90.2%, to $504 million in 2021. As a percentage of Net sales, Adjusted EBITDA was 3.6% in 2021, compared to 2.4% in 2020.
Net Sales
Total case volume increased 22.1% in 2021. The increase was primarily driven by increased leisure and business travel and increased restaurant traffic due to eased restrictions on our customers, resulting in independent restaurant case volume growth of 38.5%. Organic case volume increased 17.5% and organic independent restaurant case volume increased 32.0%.
Net sales increased $3,059 million, or 28.1%, to $13,958 million in 2021, comprised of a $2,408 million, or 22.1%, increase in case volume and a $651 million, or 6.0%, increase in the overall Net sales rate per case. The increase in Net sales rate per case primarily reflects a year-over-year inflation increase of 5.6% in multiple product categories including poultry, disposables and pork, as well as favorable changes in our product mix. The year-over-year increase in inflation benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost. Organic sales of private brands represented approximately 33% and 35% of Net sales in 2021 and 2020, respectively. The increase in Net sales was also due to contributions from the Smart Foodservice acquisition. Smart Foodservice contributed net sales of $584 million in 2021, as compared to $208 million in 2020.
Gross Profit
Gross profit increased $435 million, or 25.0%, to $2,172 million in 2021, primarily as a result of the increase in Net sales. The increase in gross profit was also due to contributions from the Smart Foodservice acquisition. These increases in gross profit were partially offset by unfavorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in an expense of $118 million in 2021 compared to expense of $6 million in 2020 due to inflation in multiple product categories including grocery, beef and poultry. Gross profit as a percentage of net sales was 15.6% in 2021, compared to 15.9% in 2020.

Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs and asset impairment costs, increased $98 million or 5.1%, to $2,020 million in 2021. Operating expenses as a percentage of net sales were 14.5% in 2021, compared to 17.6% in 2020. The increase in operating expenses is primarily due to higher supply chain labor costs reflecting increased sales volume compared to the prior year period when actions were taken to reduce such costs in response to COVID-19, and $32 million higher distribution costs, primarily due to increased fuel costs and increased repair and maintenance costs due to increased fleet usage and resumption of repair and maintenance activities. The increase in operating expenses was also due to the inclusion of operating expenses for the Smart Foodservice acquisition of $84 million in 2021, as compared to $27 million in 2020. These increases in operating expenses were partially offset by a $110 million lower provision for doubtful accounts based on better than anticipated collection of our pre-COVID-19 accounts receivable during the 26 weeks ended July 3, 2021, cost savings initiated in 2020 and a favorable legal settlement recovery of $13 million.
Operating Income (Loss)
Our operating income was $152 million in 2021, compared to operating loss of $185 million in 2020. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $13 million and $10 million in 2021 and 2020, respectively. The increase in other income—net in 2021 is primarily due to the improved funded status of our defined benefit pension plan.
Interest Expense—Net
Interest expense—net decreased $7 million to $108 million in 2021, primarily due to the decrease in outstanding debt in 2021 compared to 2020 and a decrease in interest rates in 2021 compared to 2020.
Loss on Extinguishment of Debt
As discussed in Note 10, Debt, in our consolidated financial statements, we incurred a $23 million loss on extinguishment of debt during the 26 weeks ended July 3, 2021 related to the repayment of our Unsecured Senior Notes due 2024 and 2020 Incremental Term Loan Facility related to the issuance of our Senior Unsecured Notes due 2029.
Income Taxes
For the 26 weeks ended July 3, 2021, our effective income tax rate of 9% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation. For the 26 weeks ended June 27, 2020, our effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to an increase in an unrecognized tax benefit and a tax expense of $2 million primarily related to a tax benefit shortfall associated with share-based compensation.
Net Income (Loss)
Our net income was $31 million in 2021, compared to net loss of $224 million in 2020. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. We believe that the combination of cash on hand and generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements through the end of fiscal year 2022. As of July 3, 2021, the Company had approximately $2.4 billion in cash and available liquidity.

Indebtedness
The aggregate carrying value of our indebtedness was $5,515 million, net of $49 million of unamortized deferred financing costs, as of July 3, 2021. We had no outstanding borrowings and had issued letters of credit totaling $253 million under the ABL Facility as of July 3, 2021. There was remaining capacity of $1,737 million under the ABL Facility as of July 3, 2021.
The Initial Term Loan Facility had a carrying value of $1,888 million, net of $2 million of unamortized deferred financing costs, as of July 3, 2021. During the 13 weeks ended July 3, 2021, the Company made voluntary prepayments of the Initial Term Loan Facility totaling $200 million.
The 2019 Incremental Term Loan Facility had a carrying value of $1,447 million, net of $27 million of unamortized deferred financing costs, as of July 3, 2021.
The Secured Notes had a carrying value of $989 million, net of $11 million of unamortized deferred financing costs, as of July 3, 2021. We also had $292 million of obligations under financing leases for transportation equipment and building leases as of July 3, 2021.
As of July 3, 2021, the Unsecured Senior Notes due 2029 had a carrying value of $891 million, net of $9 million of unamortized deferred financing costs.
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
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.3 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of July 3, 2021.
Every quarter, we review rating agency changes for all of the lenders that have a continuing obligation to provide us with funding. We are not aware of any facts that indicate our lenders will not be able to comply with the contractual terms of their agreements with us. We continue to monitor the credit markets generally and the strength of our lender counterparties.
From time to time, we may repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our leverage, including the voluntary prepayments under the Initial Term Loan Facility noted above. These actions may include open market repurchases, negotiated repurchases, and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, our debt trading levels, our cash position, and other considerations.
See Note 10, Debt, in our consolidated financial statements, for a further description of our indebtedness.
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	26 Weeks Ended
	July 3, 2021	June 27, 2020

Net income (loss)	$31	$(224)
Changes in operating assets and liabilities	(22)	696
Other adjustments	241	298
Net cash provided by operating activities	250	770
Net cash used in investing activities	(101)	(1,096)
Net cash (used in) provided by financing activities	(279)	1,904
Net (decrease) increase in cash, cash equivalents and restricted cash	(130)	1,578
Cash, cash equivalents and restricted cash—beginning of period	829	98
Cash, cash equivalents and restricted cash—end of period	$699	$1,676

Operating Activities
Cash flows provided by operating activities was $250 million for the 26 weeks ended July 3, 2021, compared to cash flows provided by operating activities of $770 million for the 26 weeks ended June 27, 2020. The year-over-year decrease was primarily attributable to the Company's working capital requirements as a result of the improvement in operating results and recovery of sales volumes.
Investing Activities
Cash flows used in investing activities in the 26 weeks ended July 3, 2021 and June 27, 2020 included cash expenditures of $107 million and $131 million, respectively, on investments in information technology, new construction and/or expansion of distribution facilities, and property and equipment for fleet replacement. Cash flows used in investing activities for the 26 weeks ended June 27, 2020 also included the $973 million cash purchase price for the acquisition of Smart Foodservice.
We expect total cash capital expenditures in fiscal year 2021 to be between $290 million and $305 million, exclusive of approximately $35 million to $45 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used by financing activities in the 26 weeks ended July 3, 2021 included $67 million of scheduled payments under our Term Loan Facilities and financing leases and $200 million of voluntary prepayments of the Initial Term Loan Facility. We incurred approximately $18 million of lender fees and third-party costs in connection with our issuance of the Unsecured Notes due 2029, consisting of a $9 million early redemption premium related to the Unsecured Senior Notes due 2024 and $9 million of costs associated with the issuance of the Unsecured Senior Notes due 2029, which were capitalized as deferred financing costs. Cash flows used by financing activities in the 26 weeks ended July 3, 2021 also included a $9 million dividend on our Series A convertible preferred stock.
Cash flows provided by financing activities for the 26 weeks ended July 3, 2021 included aggregate borrowings of $900 million under the Unsecured Senior Notes due 2029. We used the proceeds from the issuance of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the then outstanding Unsecured Senior Notes due 2024 and repay all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility. Cash flows provided by financing activities for the 26 weeks ended July 3, 2021 also included $10 million of proceeds received from stock purchases under our employee stock purchase plan and $12 million of proceeds from the exercise of employee stock options, which were offset by $13 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows provided by financing activities for the 26 weeks ended June 27, 2020 included aggregate borrowings of $700 million under the 2020 Incremental Term Loan Facility, the proceeds of which were used to finance, in part, the Smart Foodservice acquisition; $1.0 billion of gross proceeds from the issuance of the Secured Notes; and $500 million of proceeds, net of $9 million of related fees, from the issuance and sale of 500,000 shares of our Series A convertible preferred stock. Cash flows provided by financing activities for the 26 weeks ended June 27, 2020 also included aggregate borrowings of $210 million under the ABL Facility and former accounts receivable financing facility (the "ABS Facility"). We borrowed an aggregate of $1 billion under the ABL Facility and ABS Facility in March 2020 for the purposes of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the onset of the COVID-19 pandemic. Financing activities for the 26 weeks ended June 27, 2020 also included $11 million of proceeds from stock purchases under our employee stock purchase plan and $1 million of proceeds received from the exercise of employee stock options, which were partially offset by $5 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows used by financing activities for the 26 weeks ended June 27, 2020 included $71 million of scheduled payments under our Term Loan Facilities and financing leases. We used part of the proceeds from the issuance of the Secured Notes to repay $400 million in principal amount of the 2020 Incremental Term Loan Facility, and we used $542 million of cash on hand to repay all of our outstanding borrowings under the ABS facility, which was subsequently terminated. We incurred approximately $33 million of lender fees and third-party costs in connection with the aforementioned financing transactions.
Retirement Plans

See Note 12, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.
Off-Balance Sheet Arrangements
We had entered into $253 million of letters of credit, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs, under the ABL Facility as of July 3, 2021.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
See the Contractual Obligations section in Part II, Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2020 Annual Report for our contractual cash obligations as of January 2, 2021. There have been no material changes to our specified contractual obligations through July 3, 2021, except as disclosed in Note 10, Debt, in our consolidated financial statements.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 26 weeks ended July 3, 2021.
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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that position. We have entered into interest rate swap agreements to limit our exposure to variable interest rate terms on certain borrowings under our Initial Term Loan Facility. The interest rate swap agreements expired on July 31, 2021. The risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
After considering interest rate swaps that fixed the interest rate on $550 million of the principal amounts of our Initial Term Loan Facility, approximately 51% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as of July 3, 2021. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $28 million per year (see Note 10, Debt, in our consolidated financial statements). In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR announced that it intends to phase out the use of LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Authority ("IBA"), the administrator of LIBOR, announced the cessation of the publication of the one week and two month U.S. dollar LIBOR tenors immediately following their publication on December 31, 2021, and all other U.S. dollar LIBOR tenors immediately following their publication on June 30, 2023. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.

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
Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and assessing fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of July 3, 2021, we had diesel fuel forward purchase commitments totaling $28 million, which fix approximately 23% of our projected diesel fuel purchase needs through June 2022. Our remaining fuel purchase needs will occur at market rates unless contracted for at a fixed price or hedged at a later date. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $13 million in additional fuel cost on uncommitted volumes through June 2022.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2021 excluded internal control over financial reporting for Smart Foodservice, which was acquired on April 24, 2020.

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

US FOODS HOLDING CORP.
(Registrant)

Date:	August 9, 2021	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	August 9, 2021	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer