Form 10-Q
period 2021-10-02
US Foods Holding Corp.
filed 2021-11-08
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
222,790,642 shares of the registrant's common stock were outstanding as of November 3, 2021.

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
• the extent and duration of the negative impact of the coronavirus (“COVID-19”) pandemic on us;
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
• our reputation in the industry;
• indebtedness and restrictions under agreements governing our indebtedness;
• interest rate increases;
• changes in the method of determining London Interbank Offered Rate (“LIBOR”) or the replacement of LIBOR with an alternative reference rate;
• labor relations and increased labor costs and continued access to qualified and diverse labor;
• risks associated with intellectual property, including potential infringement;
• disruption of existing technologies and implementation of new technologies;
• cybersecurity incidents and other technology disruptions;
• effective integration of acquired businesses;
• changes in tax laws and regulations and resolution of tax disputes;
• adverse judgments or settlements resulting from litigation;
• extreme weather conditions, natural disasters and other catastrophic events, including pandemics and the rapid spread of contagious illnesses;
• costs and risks associated with current and changing government laws and regulations, and potential changes as a result of initiatives by the Biden administration; and
• management of retirement benefits and pension obligations.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	October 2, 2021	January 2, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$772	$828
Accounts receivable, less allowances of $39 and $67	1,549	1,084
Vendor receivables, less allowances of $6 and $5	204	121
Inventories—net	1,565	1,273
Prepaid expenses	115	132
Assets held for sale	12	1
Other current assets	18	26
Total current assets	4,235	3,465
Property and equipment—net	1,988	2,021
Goodwill	5,625	5,637
Other intangibles—net	841	892
Deferred tax assets	12	1
Other assets	416	407
Total assets	$13,117	$12,423
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$182	$136
Accounts payable	1,963	1,218
Accrued expenses and other current liabilities	592	497
Current portion of long-term debt	115	131
Total current liabilities	2,852	1,982
Long-term debt	5,281	5,617
Deferred tax liabilities	288	270
Other long-term liabilities	514	505
Total liabilities	8,935	8,374
Commitments and contingencies (Note 18)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 issued and outstanding as of October 2, 2021 and January 2, 2021	534	519
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 223 and 221 issued and outstanding as of October 2, 2021 and January 2, 2021, respectively	2	2
Additional paid-in capital	2,952	2,901
Retained earnings	723	661
Accumulated other comprehensive loss	(29)	(34)
Total shareholders’ equity	3,648	3,530
Total liabilities, mezzanine equity and shareholders' equity	$13,117	$12,423

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$7,890	$5,848	$21,848	$16,747
Cost of goods sold	6,649	4,874	18,435	14,036
Gross profit	1,241	974	3,413	2,711
Operating expenses:
Distribution, selling and administrative costs	1,099	873	3,115	2,779
Restructuring costs and asset impairment charges	7	23	11	39
Total operating expenses	1,106	896	3,126	2,818
Operating income (loss)	135	78	287	(107)
Other income—net	(6)	(6)	(19)	(16)
Interest expense—net	50	63	158	178
Loss on extinguishment of debt	—	—	23	—
Income (loss) before income taxes	91	21	125	(269)
Income tax provision (benefit)	27	13	30	(53)
Net income (loss)	64	8	95	(216)
Other comprehensive income (loss)—net of tax:
Changes in retirement benefit obligations	—	—	—	1
Unrecognized gain (loss) on interest rate swaps	1	2	5	(4)
Comprehensive income (loss)	$65	$10	$100	$(219)
Net income (loss)	$64	$8	$95	$(216)
Series A convertible preferred stock dividends	(9)	(10)	(33)	(15)
Net income (loss) available to common shareholders	$55	$(2)	$62	$(231)
Net income (loss) per share
Basic (Note 13)	$0.25	$(0.01)	$0.28	$(1.05)
Diluted (Note 13)	$0.24	$(0.01)	$0.28	$(1.05)
Weighted-average common shares outstanding
Basic (Note 13)	222	220	222	220
Diluted (Note 13)	225	220	225	220

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—January 2, 2021	221	$2	$2,901	$661	$(34)	$3,530
Share-based compensation expense	—	—	10	—	—	10
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Vested restricted stock units, net	1	—	—	—	—	—
Exercise of stock options	—	—	4	—	—	4
Tax withholding payments for net share-settled equity awards	—	—	(12)	—	—	(12)
Series A convertible preferred stock dividends	—	—	—	(15)	—	(15)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net loss	—	—	—	(24)	—	(24)
BALANCE—April 3, 2021	222	2	2,908	622	(32)	3,500
Share-based compensation expense	—	—	13	—	—	13
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	—	—	8	—	—	8
Tax withholding payments for net share-settled equity awards	—	—	(1)	—	—	(1)
Series A convertible preferred stock dividends	—	—	—	(9)	—	(9)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net income	—	—	—	55	—	55
BALANCE—July 3, 2021	222	2	2,933	668	(30)	3,573
Share-based compensation expense	—	—	13	—	—	13
Proceeds from employee stock purchase plan	1	—	6	—	—	6
Exercise of stock options	—	—	1	—	—	1
Series A convertible preferred stock dividends	—	—	—	(9)	—	(9)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	1	1
Net income	—	—	—	64	—	64
BALANCE—October 2, 2021	223	$2	$2,952	$723	$(29)	$3,648

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—December 28, 2019	220	$2	$2,845	$916	$(54)	$3,709
Share-based compensation expense	—	—	7	—	—	7
Proceeds from employee stock purchase plan	—	—	6	—	—	6
Exercise of stock options	—	—	1	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(2)	—	—	(2)
Unrecognized loss on interest rate swaps, net of income tax	—	—	—	—	(6)	(6)
Adoption of ASU 2016-13	—	—	—	(1)	—	(1)
Net loss	—	—	—	(132)	—	(132)
BALANCE—March 28, 2020	220	2	2,857	783	(60)	3,582
Share-based compensation expense	—	—	12	—	—	12
Proceeds from employee stock purchase plan	1	—	5	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(3)	—	—	(3)
Series A convertible preferred stock dividends	—	—	—	(5)	—	(5)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	1	1
Net loss	—	—	—	(92)	—	(92)
BALANCE—June 27, 2020	221	2	2,871	686	(59)	3,500
Share-based compensation expense	—	—	10	—	—	10
Proceeds from employee stock purchase plan	—	—	4	—	—	4
Exercise of stock options	—	—	1	—	—	1
Series A convertible preferred stock dividends	—	—	—	(10)	—	(10)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net income	—	—	—	8	—	8
BALANCE—September 26, 2020	221	$2	$2,886	$684	$(57)	$3,515
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)
	39 Weeks Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income (loss)	$95	$(216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	286	316
Gain on disposal of property and equipment—net	—	(15)
Intangible asset impairment charges	7	9
Loss on extinguishment of debt	23	—
Amortization of deferred financing costs	10	12
Deferred tax provision (benefit)	19	(65)
Share-based compensation expense	36	29
(Benefit) provision for doubtful accounts	(18)	80
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(530)	182
(Increase) decrease in inventories—net	(292)	161
Decrease in prepaid expenses and other assets	9	30
Increase in accounts payable and cash overdraft liability	780	19
Increase (decrease) in accrued expenses and other liabilities	95	(9)
Net cash provided by operating activities	520	533
Cash flows from investing activities:
Acquisition of businesses—net of cash	—	(973)
Proceeds from sales of divested assets	5	7
Proceeds from sales of property and equipment	2	33
Purchases of property and equipment	(173)	(154)
Net cash used in investing activities	(166)	(1,087)
Cash flows from financing activities:
Proceeds from debt borrowings	900	3,645
Principal payments on debt and financing leases	(1,291)	(2,640)
Net proceeds from issuance of Series A convertible preferred stock	—	491
Dividends paid on Series A convertible preferred stock	(18)	—
Debt financing costs and fees	(18)	(33)
Proceeds from employee stock purchase plan	16	15
Proceeds from exercise of stock options	13	2
Tax withholding payments for net share-settled equity awards	(13)	(5)
Net cash (used in) provided by financing activities	(411)	1,475
Net (decrease) increase in cash, cash equivalents and restricted cash	(57)	921
Cash, cash equivalents and restricted cash—beginning of period	829	98
Cash, cash equivalents and restricted cash—end of period	$772	$1,019
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$134	$122
Income taxes paid—net	—	3
Property and equipment purchases included in accounts payable	32	11
Property and equipment transferred to assets held for sale	11	24
Leased assets obtained in exchange for financing lease liabilities	24	63
Leased assets obtained in exchange for operating lease liabilities	24	21
Cashless exercise of stock options	1	—
Paid-in-kind Series A convertible preferred stock dividends	15	5
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
Business Description—The Company, through USF, operates in one business segment in which it markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States (“U.S.”). These customers include independently owned single and multi-unit restaurants, regional concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities and retail locations.
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, convertible debt will be accounted for as a single liability measured at its amortized cost. Additionally, the new guidance requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. This guidance is effective for fiscal years beginning after December 15, 2021.The Company plans to adopt the provisions of ASU No. 2020-06 at the beginning of the first quarter of fiscal year 2022 and does not expect the provisions of the new standard to materially affect our financial position, results of operation or cash flows.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of October 2, 2021 or January 2, 2021. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.5 billion and $1.1 billion as of October 2, 2021 and January 2, 2021, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $26 million and $30 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of October 2, 2021 and January 2, 2021, respectively, and $27 million included in other assets in the Company’s Consolidated Balance Sheets as of both October 2, 2021 and January 2, 2021.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Meats and seafood	$3,067	$2,069	$8,280	$5,989
Dry grocery products	1,319	992	3,684	2,866
Refrigerated and frozen grocery products	1,168	891	3,303	2,626
Dairy	739	636	2,098	1,738
Equipment, disposables and supplies	815	638	2,305	1,768
Beverage products	391	309	1,104	876
Produce	391	313	1,074	884
Total Net sales	$7,890	$5,848	$21,848	$16,747

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

The following table summarizes the final purchase price allocation recognized for the Smart Foodservice acquisition as of April 24, 2020. The decrease in goodwill from January 2, 2021 to October 2, 2021 was due to the finalization of deferred income taxes associated with the acquisition in the first quarter of 2021.

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
Smart Foodservice acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $2 million and less than $1 million for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and $11 million and $20 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.
Pro Forma Financial Information—The following table presents the Company’s unaudited pro forma consolidated net sales, net income and earnings per share (“EPS”) for the 13 weeks and 39 weeks ended October 2, 2021 and September 26, 2020. The unaudited pro forma financial information presents the combined results of operations as if the acquisition and related financing of Smart Foodservice had occurred as of December 30, 2018, which date represents the first day of the Company’s fiscal year prior to the Smart Foodservice acquisition date.

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Pro forma net sales	$7,890	$5,848	$21,848	$17,120
Pro forma net income (loss) available to common shareholders	$55	$(2)	$62	$(202)
Pro forma net income (loss) per share:
Basic	$0.25	$(0.01)	$0.28	$(0.92)
Diluted	$0.24	$(0.01)	$0.28	$(0.92)
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method, except for Smart Foodservice, as further described in Note 4, Business Acquisitions, which uses the retail method of inventory accounting. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $327 million and $177 million as of October 2, 2021 and January 2, 2021, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $32 million and $3 million for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and increased $150 million and $9 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.
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
A summary of the activity in the allowance for doubtful accounts for the 39 weeks ended October 2, 2021 was as follows:

Balance as of January 2, 2021	$67
Reversed from costs and expenses	(18)
Customer accounts written off—net of recoveries	(10)
Balance as of October 2, 2021	$39
This table excludes the vendor receivable related allowance for doubtful accounts of $6 million and $5 million as of October 2, 2021 and January 2, 2021, respectively.
7.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of October 2, 2021 and January 2, 2021, property and equipment-net included accumulated depreciation of $2,784 million and $2,566 million, respectively. Depreciation expense was $79 million and $88 million for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and $242 million and $257 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

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
Customer relationships, amortizable trade names and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, amortizable trade names and noncompete agreements are amortized over their estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $12 million and $21 million for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and $44 million and $59 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.
Goodwill and other intangibles—net consisted of the following:

	October 2, 2021	January 2, 2021
Goodwill	$5,625	$5,637
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$655	$725
Accumulated amortization	(90)	(119)
Net carrying value	565	606
Trade names—amortizable:
Gross carrying amount	4	15
Accumulated amortization	—	(11)
Net carrying value	4	4
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(2)	(2)
Net carrying value	1	1
Brand names and trademarks—not amortizing	271	281
Total other intangibles—net	$841	$892
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. The Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets for impairment as of July 4, 2021, the first day of the third quarter of fiscal year 2021. During the third quarter of fiscal year 2021, the Company implemented rebranding initiatives related to the integration of a trade name acquired as part of the 2019 Food Group acquisition. As a result of the rebranding initiatives, the Company recognized an impairment charge of $7 million, which was included in restructuring and asset impairment charges in the Company's Consolidated Statement of Comprehensive Income. The remaining carrying value of the acquired trade name of $3 million as of October 2, 2021, was reclassified to trade names—amortizable and will be amortized with an estimated remaining useful life of 10 years. No other impairments were noted as part of the annual impairment assessment.

The decrease in goodwill as of October 2, 2021 is attributable to the finalization of the purchase price allocation recognized for the Smart Foodservice acquisition, as described in Note 4, Business Acquisitions. The net decrease in the gross carrying amount of customer relationships as of October 2, 2021 is attributable to the write-off of fully amortized intangible assets related to certain 2016 and 2017 business acquisitions. The net decrease in the gross carrying amount of amortizable trade names is attributable to the write-off of the fully amortized trade name related to the Smart Foodservice acquisition, when Smart Foodservice® warehouse stores were rebranded to CHEF'STORE® in March 2021, partially offset by the aforementioned reclassification of the remaining carrying value of the trade name acquired with the Food Group acquisition. The net decrease in the gross carrying amount of brand names and trademarks—not amortizing is primarily due to the aforementioned impairment of the trade name acquired with the Food Group acquisition with the remaining balance being reclassified to trade names—amortizable.
9.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are carried at fair value under GAAP, under which fair value is a market-based measurement, not an entity-specific measurement. The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
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
The Company’s assets and liabilities measured at fair value on a recurring basis as of October 2, 2021 and January 2, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	October 2, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$626	$—	$—	$626
	January 2, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$696	$—	$—	$696
Liabilities
Interest rate swaps	$—	$5	$—	$5
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
Derivative Financial Instruments
The Company may use interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt.
As of January 2, 2021, the fair value of the Company’s interest rate swaps liability from certain previously entered into four-year interest rate swap agreements, which collectively had a notional value of $550 million, was $5 million, as reflected in its Consolidated Balance Sheet in accrued expenses and other current liabilities. The Company recorded these interest rate swaps at fair value based on projections of cash flows and future interest rates. The determination of fair value included the consideration of any credit valuation adjustments necessary, to reflect the creditworthiness of the respective counterparties and the Company.

These interest rate swap agreements expired on July 31, 2021. Through the term of the swap agreements, the Company paid an aggregate effective rate of 3.45% on the notional amount of the Initial Term Loan Facility covered by the interest rate swap agreements, comprised of a rate of 1.70% plus a spread of 1.75% (see Note 10, Debt).
Gains and losses on the interest rate swaps were initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affected income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the 13 weeks and 39 weeks ended October 2, 2021 and September 26, 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended October 2, 2021
Interest rate swaps	$—	Interest expense—net	$1
For the 13 weeks ended September 26, 2020
Interest rate swaps	$—	Interest expense—net	$2

For the 39 weeks ended October 2, 2021
Interest rate swaps	$—	Interest expense—net	$5
For the 39 weeks ended September 26, 2020
Interest rate swaps	$(8)	Interest expense—net	$4
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated its carrying value of $5.4 billion as of October 2, 2021. The fair value of the Company’s total debt approximated $5.8 billion, compared to its carrying value of $5.7 billion as of January 2, 2021.
The fair value of the Company's 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.9 billion as of October 2, 2021. As discussed in Note 10, Debt, the proceeds from the Unsecured Senior Notes due 2029 were used to redeem the Company's 5.875% unsecured senior notes due 2024 (the “Unsecured Senior Notes due 2024”) and other outstanding Company debt. The fair value of the Unsecured Senior Notes due 2024 was $0.6 billion as of January 2, 2021. The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Notes”) was $1.1 billion as of both October 2, 2021 and January 2, 2021. Fair value of the Secured Notes, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2024 is based upon their closing market prices on the respective dates. The fair value of the Secured Notes, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2024 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

10.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of October 2, 2021	Carrying Value as of October 2, 2021	Carrying Value as of January 2, 2021
ABL Facility	May 31, 2024	—%	$—	$—
Initial Term Loan Facility (net of $2 and $3 of unamortized deferred financing costs, respectively)	June 27, 2023	1.83%	1,783	2,098
2019 Incremental Term Loan Facility (net of $26 and $30 of unamortized deferred financing costs, respectively)	September 13, 2026	2.08%	1,444	1,451
2020 Incremental Term Loan Facility (net of $11 of unamortized deferred financing costs)(1)	April 24, 2025	—%	—	284
Secured Notes (net of $11 and $13 of unamortized deferred financing costs)	April 15, 2025	6.25%	989	987
Unsecured Senior Notes due 2024 (net of $3 of unamortized deferred financing costs)(1)	June 15, 2024	—%	—	597
Unsecured Senior Notes due 2029 (net of $9 of unamortized deferred financing costs)	February 15, 2029	4.75%	891	—
Obligations under financing leases	2021–2039	1.63% - 6.1%	281	323
Other debt	2021–2031	5.75% - 9.00%	8	8
Total debt			5,396	5,748
Current portion of long-term debt			(115)	(131)
Long-term debt			$5,281	$5,617
(1)    The 2020 Incremental Term Loan Facility and Unsecured Senior Notes due 2024 were paid in full on February 4, 2021 with the issuance of the Unsecured Senior Notes due 2029 and subsequently terminated as further discussed below. The related unamortized deferred financing costs were written off in connection with the terminations.
As of October 2, 2021, approximately 60% of the Company’s total debt bears interest at a floating rate.
ABL Facility
USF's asset based senior secured revolving credit facility (the “ABL Facility”) provides USF with loan commitments having a maximum aggregate principal amount of $1,990 million. The ABL Facility is scheduled to mature on May 31, 2024.
Borrowings under the ABL Facility bear interest, at USF’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of LIBOR plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of October 2, 2021 was 0.00% for ABR loans and 1.00% for LIBOR loans.
USF had no outstanding borrowings, and had issued letters of credit totaling $253 million, under the ABL Facility as of October 2, 2021. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,737 million under the ABL Facility as of October 2, 2021.
Term Loan Facilities
Under its term loan credit agreement, USF has entered into an initial senior secured term loan facility (the “Initial Term Loan Facility”) and an incremental senior secured term loan facility (the “2019 Incremental Term Loan Facility”). The Initial Term Loan Facility had a carrying value of $1,783 million, net of $2 million of unamortized deferred financing costs as of October 2, 2021. During the 39 weeks ended October 2, 2021, the Company made voluntary prepayments of the Initial Term Loan Facility totaling $300 million. The table above reflects the interest rate on the Initial Term Loan Facility as of October 2, 2021. The Initial Term Loan Facility is scheduled to mature on June 27, 2023.
The 2019 Incremental Term Loan Facility had a carrying value of $1,444 million, net of $26 million of unamortized deferred financing costs as of October 2, 2021. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an ABR, determined in accordance with the term loan credit agreement, plus a margin of 1.00%. The 2019 Incremental Term Loan Facility is scheduled to mature on September 13, 2026.

Secured Notes
The Secured Notes had a carrying value of $989 million, net of $11 million of unamortized deferred financing costs, as of October 2, 2021. The Secured Notes are scheduled to mature on April 15, 2025.
Unsecured Senior Notes due 2029
On February 4, 2021, USF completed a private offering of $900 million aggregate principal amount of Unsecured Senior Notes due 2029. USF used the proceeds of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the Company's then outstanding Unsecured Senior Notes due 2024, repay all of the then outstanding borrowings under the incremental senior secured term loan facility borrowed in April 2020 (the “2020 Incremental Term Loan Facility”) and to pay related fees and expenses. In connection with the repayment of the Unsecured Senior Notes due 2024 and 2020 Incremental Term Loan Facility, the Company applied debt extinguishment accounting and recorded $23 million in loss on extinguishment of debt in the Company's Consolidated Statements of Comprehensive Income, consisting of a $14 million write-off of pre-existing unamortized deferred financing costs related to the redeemed facilities and a $9 million early redemption premium related to the Unsecured Senior Notes due 2024. Lender fees and third-party costs of $9 million associated with the issuance of the Unsecured Senior Notes due 2029 were capitalized as deferred financing costs. The Unsecured Senior Notes due 2029 had an outstanding balance of $891 million, net of $9 million of unamortized deferred financing costs, as of October 2, 2021. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029. On or after February 15, 2024, the Unsecured Senior Notes due 2029 are redeemable, at USF's option, in whole or in part at a price of 102.375% of the remaining principal, plus accrued and unpaid interest, if any, to the redemption date. On or after February 15, 2025 and February 15, 2026, the optional redemption price for the Unsecured Senior Notes due 2029 declines to 101.188% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to the redemption date.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.4 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of October 2, 2021.
11.    RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
During the 39 weeks ended October 2, 2021, the Company incurred net restructuring costs of $3 million for severance and related costs associated with the announced closure of an excess facility and initiatives to improve operational effectiveness. During the 13 weeks ended October 2, 2021, net restructuring costs were de minimis. During the 13 weeks and 39 weeks ended September 26, 2020, in order to reduce operating expenses in line with the decrease in sales volume caused by the COVID-19 pandemic, the Company reduced its work force and incurred net restructuring costs of $14 million and $30 million for severance and related costs. Net restructuring liabilities were $3 million and $2 million as of October 2, 2021 and January 2, 2021, respectively.

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
The components of net periodic pension benefit credits for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Components of net periodic pension benefit credits
Service cost	$—	$1	$2	$2
Interest cost	8	8	22	23
Expected return on plan assets	(14)	(14)	(41)	(40)
Amortization of net loss	—	—	—	1
Net periodic pension benefit credits	$(6)	$(5)	$(17)	$(14)
Other postretirement benefit costs were de minimis for both the 13 weeks and 39 weeks ended October 2, 2021 and September 26, 2020.
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
Certain employees are eligible to participate in the Company's 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $13 million and $11 million for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and $39 million and $34 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $11 million for each of the 13 weeks ended October 2, 2021 and September 26, 2020, and $33 million for each of the 39 weeks ended October 2, 2021 and September 26, 2020.
13.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock, if dilutive in the period. For the 13 weeks and 39 weeks ended October 2, 2021 and September 26, 2020, share-based awards representing 2 million and 9 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 13 weeks ended October 2, 2021 and September 26, 2020, convertible preferred stock representing 25 million and 23 million of underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 39 weeks ended October 2, 2021 and September 26, 2020, convertible preferred stock representing 25 million and 12 million of underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Net income (loss)	$64	$8	$95	$(216)
Less: Series A convertible preferred stock dividends (1)	(9)	(10)	(33)	(15)
Net income (loss) available to common shareholders	$55	$(2)	$62	$(231)
Denominator:
Weighted-average common shares outstanding—basic	222	220	222	220
Effect of dilutive share-based awards	3	—	3	—
Effect of dilutive underlying shares of the Series A convertible preferred stock (2)	—	—	—	—
Weighted-average common shares outstanding—diluted	225	220	225	220
Net income (loss) per share
Basic	$0.25	$(0.01)	$0.28	$(1.05)
Diluted	$0.24	$(0.01)	$0.28	$(1.05)
(1)    Preferred stock dividends for the first quarter of 2021 were paid in kind on March 31, 2021. Preferred stock dividends for the second and third quarters of 2021 were paid in cash on June 30, 2021 and September 28, 2021, respectively. Preferred stock dividends for the second and third quarters of 2020 were paid in kind on June 30, 2020 and September 30, 2020, respectively.
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
14.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020 (the “Issuance Date”), pursuant to the terms of an Investment Agreement (the “Investment Agreement”) with KKR Fresh Aggregator L.P., a Delaware limited partnership, which agreement was joined on February 25, 2021 by permitted transferee KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A convertible preferred stock, par value $0.01 per share to KKR Fresh Aggregator L.P. for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. As of January 2, 2021, the Company had issued a total of 523,127 shares of Series A convertible preferred stock. On March 31, 2021, the Company paid a dividend on the shares of the Series A convertible preferred stock in the form of 9,154 shares of Series A convertible preferred stock, plus a de minimis amount in cash in lieu of fractional shares in accordance with the terms of the Certificate of Designations for the Series A convertible preferred stock. On June 30, 2021 and September 28, 2021, the Company paid cash dividends of $9 million each on the shares of the Series A convertible preferred stock.
The following table summarizes the activity for the outstanding Series A convertible preferred stock and associated carrying value for the 39 weeks ended October 2, 2021 was as follows:

	Series A Convertible Preferred Stock
	Shares	Carrying Value
Balance, January 2, 2021	523,127	$519
Shares issued as paid in kind dividend	9,154	15
Balance October 2, 2021	532,281	$534

15.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(29)	$(51)	$(29)	$(52)
Reclassification adjustments:
Amortization of net loss(2) (3)	—	—	—	1
Total before income tax	—	—	—	1
Income tax provision	—	—	—	—
Current period comprehensive income, net of tax	—	—	—	1
Balance as of end of period(1)	$(29)	$(51)	$(29)	$(51)

Interest rate swaps:
Balance as of beginning of period (1)	$(1)	$(8)	$(5)	$(2)
Change in fair value of interest rate swaps	1	—	1	(10)
Amounts reclassified to interest expense—net	1	2	5	4
Total before income tax	2	2	6	(6)
Income tax provision (benefit)	1	—	1	(2)
Current period comprehensive income (loss), net of tax	1	2	5	(4)
Balance as of end of period(1)	$—	$(6)	$—	$(6)
Accumulated other comprehensive loss as of end of period(1)	$(29)	$(57)	$(29)	$(57)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 12, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company's Consolidated Statements of Comprehensive Income.
16.    RELATED PARTY TRANSACTIONS
    As of October 2, 2021, investment funds managed by an affiliate of KKR held approximately $54 million in aggregate principal amount of the Initial Term Loan Facility and the 2019 Incremental Term Loan Facility, as reported by the administrative agent. During the 39 weeks ended October 2, 2021, KKR Capital Markets LLC, an affiliate of KKR, received $1 million for debt advisory services rendered in connection with the Unsecured Senior Notes due 2029 financing. During the 39 weeks ended September 26, 2020, KKR Capital Markets LLC received aggregate fees of $6 million for debt advisory services rendered in connection with the 2020 Incremental Term Loan Facility, the Secured Notes and the ABL Facility amendment financings.
17.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 39 weeks ended October 2, 2021 and September 26, 2020, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.
For the 13 weeks ended October 2, 2021, the Company's effective income tax rate of 30% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate; however, when compared to the pre-tax income of $91 million for the period on a percentage basis, these tax items had a significant impact on the effective tax rate.
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
For the 39 weeks ended October 2, 2021, the Company's effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items include a tax benefit of $5 million, primarily related to excess tax benefits associated with share-based compensation. For the 39 weeks ended September 26, 2020, the Company's effective income tax rate of 20% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to an increase in an unrecognized tax benefit and a tax expense of $2 million primarily related to a tax benefit shortfall associated with share-based compensation.
18. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,337 million of purchase orders and purchase contract commitments as of October 2, 2021 to be purchased in the remainder of fiscal year 2021 and $46 million of information technology commitments through August 2025 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $31 million through December 2022, as of October 2, 2021. Additionally, the Company had electricity forward purchase commitments totaling $4 million through June 2024, as of October 2, 2021. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2020 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks and 39 weeks ended October 2, 2021 are compared to the 13 weeks and 39 weeks ended September 26, 2020 unless specifically noted otherwise.
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
COVID-19 Update
In March 2020, the World Health Organization characterized COVID-19 as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. Starting in March 2020, in order to reduce the spread of COVID-19 and its variants, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions on businesses, schools and other public gathering spaces including restaurants and recreational, sporting and other similar venues. Although vaccines have now been authorized and approved for use by the United States Food and Drug Administration for the vast majority of the United States population, including, most recently, for children aged five to eleven years, the restrictions and recommended safety measures related to COVID-19, such as capacity limits, physical distancing and face mask protocols still remain in effect in many parts of the country and continue to evolve. As such, the timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the rate of vaccine adoption, the extent of COVID-19 variants (and the continued effectiveness of the vaccines against those variants) and the duration and implications of continued restrictions and safety measures.
Recently-enacted federal and state executive orders have required certain employers, including us, currently or in the near term, to implement a vaccine mandate for employees and require periodic testing for employees who are not vaccinated. Additionally, on November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) issued its related regulations for covered employers, including us, which set a January 4, 2022 deadline for compliance. Such vaccine mandates could result in nationwide workforce, supply chain and production disruptions that could impact our business and delay, slow or reverse the economic recovery from the COVID-19 pandemic.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has adversely impacted many of our customers, especially our restaurant, hospitality and education customers. As a result, we experienced decreased demand for our products, resulting in lower Net sales and total case volumes beginning in mid-March 2020. We saw improvement in Net sales and total case volumes during the second and third quarters of 2021 as compared to the first quarter of 2021, with additional loosening of indoor dining restrictions and other safety measures. Overall demand has started to return to pre-COVID-19 levels; however, case volumes remained lower than pre-COVID-19 levels. Total case volume increased 18.5% and 20.8% for the 13 weeks and 39 weeks ended October 2, 2021, compared to the prior year.
Economic and operating conditions for our business have improved in each quarter of 2021 as compared to the fourth quarter of 2020. While many restrictions have been lifted and consumers are returning to consuming food away from home, traveling for personal and business purposes and attending sporting, entertainment and other events regularly. However, we and the industry may continue to face pandemic-related challenges as the recovery continues, such as constrains on the availability of product supply, increased product and logistics costs, labor shortages, and shifts in the buying patterns of our customers. Therefore, we are unable to predict the duration and extent to which the pandemic will continue to impact our results of operations. We are currently evaluating the impacts of the November 4, 2021 OSHA vaccine regulations related to the federal vaccine mandate and, therefore, we are unable to predict the impact vaccine mandates may have on our operations and our ability to access qualified labor or the impact such mandates may have on the workforces of our suppliers and customers.
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
Highlights
Financial Highlights—Total case volume for the 13 weeks and 39 weeks ended October 2, 2021 increased 18.5% and 20.8%, respectively, and independent restaurant case volume increased 25.1% and 33.5%, respectively for those same periods. Net sales increased $2,042 million, or 34.9%, and $5,101 million, or 30.5% for the 13 weeks and 39 weeks ended October 2, 2021, primarily due to volume improvements commensurate with easing of COVID-19 related restrictions on our customers. The increase in Net sales during the 39 weeks ended October 2, 2021 was also due to the contributions from the Smart Foodservice acquisition, which was acquired on April 24, 2020. Smart Foodservice contributed Net sales of $895 million and $484 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.
Gross profit increased $267 million, or 27.4%, to $1,241 million for the 13 weeks ended October 2, 2021, and increased $702 million, or 25.9%, to $3,413 million for the 39 weeks ended October 2, 2021, primarily as a result of the increase in Net sales. The increase in gross profit during the 39 weeks ended October 2, 2021 was also due to the contributions from the Smart Foodservice acquisition. These increases in gross profit were partially offset by unfavorable year-over-year LIFO adjustments. As a percentage of net sales, gross profit was 15.7% for the 13 weeks ended October 2, 2021, compared to 16.7% for the prior year period and was 15.6% for the 39 weeks ended October 2, 2021, compared to 16.2% for the prior year period.
Total operating expenses increased $210 million, or 23.4%, to $1,106 million for the 13 weeks ended October 2, 2021, and increased $308 million, or 10.9%, to $3,126 million for the 39 weeks ended October 2, 2021. The increase was primarily due to higher supply chain labor costs and increased non-labor distribution costs related to increased sales volume due to the COVID-19 recovery. The increase in total operating expenses during the 39 weeks ended October 2, 2021 was also due to the inclusion of operating expenses from the Smart Foodservice acquisition. As a percentage of net sales, operating expenses were 14.0% for the 13 weeks ended October 2, 2021, compared to 15.3% for the prior year period and was 14.3% for the 39 weeks ended October 2, 2021, compared to 16.8% for the prior year period.
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

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Consolidated Statements of Operations Data:
Net sales	$7,890	$5,848	$21,848	$16,747
Cost of goods sold	6,649	4,874	18,435	14,036
Gross profit	1,241	974	3,413	2,711
Operating expenses:
Distribution, selling and administrative costs	1,099	873	3,115	2,779
Restructuring costs and asset impairment charges	7	23	11	39
Total operating expenses	1,106	896	3,126	2,818
Operating income (loss)	135	78	287	(107)
Other income—net	(6)	(6)	(19)	(16)
Interest expense—net	50	63	158	178
Loss on extinguishment of debt	—	—	23	—
Income (loss) before income taxes	91	21	125	(269)
Income tax provision (benefit)	27	13	30	(53)
Net income (loss)	64	8	95	(216)
Series A convertible preferred stock dividends (see Note 14)	(9)	(10)	(33)	(15)
Net income (loss) available to common shareholders	$55	$(2)	$62	$(231)
Percentage of Net Sales:
Gross profit	15.7%	16.7%	15.6%	16.2%
Operating expenses	14.0%	15.3%	14.3%	16.8%
Operating income (loss)	1.7%	1.3%	1.3%	(0.6)%
Net income (loss)	0.8%	0.1%	0.4%	(1.3)%
Adjusted EBITDA(1)	3.7%	3.6%	3.6%	2.8%
Other Data:
Cash flows—operating activities	$270	$(237)	$520	$533
Cash flows—investing activities	(65)	9	(166)	(1,087)
Cash flows—financing activities	(132)	(429)	(411)	1,475
Capital expenditures	66	23	173	154
EBITDA(1)	232	193	569	225
Adjusted EBITDA(1)	291	209	795	474
Adjusted net income(1)	119	42	292	25
Free cash flow(2)	204	(260)	347	379
(1)    EBITDA is defined as net (loss) income, plus interest expense—net, income tax (benefit) provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) restructuring costs and asset impairment charges; (2) share-based compensation expense; (3) the non-cash impact of LIFO reserve adjustments; (4) loss on extinguishment of debt; (5) business transformation costs; and (6) other gains, losses, or costs as specified in the agreements governing our indebtedness. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted net income as presented are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net (loss) income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.
(2)     Free cash flow is defined as cash flows provided by operating activities less cash capital expenditures. Free cash flow as presented is a supplemental measure of our liquidity that is not required by, or presented in accordance with, GAAP. It is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities or any other liquidity measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income (loss) available to common shareholders	$55	$(2)	$62	$(231)
Series A convertible preferred stock dividends (see Note 14)	(9)	(10)	(33)	(15)
Net income (loss)	64	8	95	(216)
Interest expense—net	50	63	158	178
Income tax provision (benefit)	27	13	30	(53)
Depreciation expense	79	88	242	257
Amortization expense	12	21	44	59
EBITDA	232	193	569	225
Adjustments:
Restructuring costs and asset impairment charges(1)	7	23	11	39
Share-based compensation expense(2)	13	10	36	29
LIFO reserve change(3)	32	3	150	9
Loss on extinguishment of debt(4)	—	—	23	—
Business transformation costs(5)	3	—	17	8
COVID-19 bad debt (benefit) expense(6)	—	(30)	(15)	65
COVID-19 product donations and inventory adjustments(7)	—	—	—	40
COVID-19 other related expenses(8)	—	4	1	15
Business acquisition and integration related costs and other(9)	4	6	3	44
Adjusted EBITDA	291	209	795	474
Depreciation expense	(79)	(88)	(242)	(257)
Interest expense—net	(50)	(63)	(158)	(178)
Income tax provision, as adjusted(10)	(43)	(16)	(103)	(14)
Adjusted net income(11)	$119	$42	$292	$25
Cash flow
Cash flows from operating activities	$270	$(237)	$520	$533
Capital expenditures	(66)	(23)	(173)	(154)
Free cash flow	$204	$(260)	$347	$379
(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the non-cash impact of LIFO reserve adjustments.
(4)    Includes early redemption premium and the write-off of certain pre-existing debt issuance costs. See Note 10, Debt, for additional information.
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
(9)    Includes: (i) aggregate acquisition and integration related costs of $4 million and $5 million for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and $16 million and $43 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively; (ii) favorable legal settlement recovery of $13 million for the 39 weeks ended October 2, 2021; and (iii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
(11)    Effective as of the first quarter 2021, we have presented Adjusted net income. Previously, we presented Adjusted net income (loss) available to common shareholders.

A reconciliation between the GAAP income tax benefit and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
GAAP income tax provision (benefit)	$27	$13	$30	$(53)
Tax impact of pre-tax income adjustments	17	3	68	72
Discrete tax items	(1)	—	5	(5)
Income tax provision, as adjusted	$43	$16	$103	$14
Comparison of Results
13 Weeks Ended October 2, 2021 and September 26, 2020
Highlights
•Total case volume increased 18.5% and independent restaurant case volume increased 25.1%
•Net sales increased $2,042 million, or 34.9%, to $7,890 million in 2021.
•Operating income increased $57 million, or 73.1%, to $135 million in 2021.
•Net income improved $56 million to $64 million in 2021.
•Adjusted EBITDA increased $82 million, or 39.2%, to $291 million in 2021. As a percentage of Net sales, Adjusted EBITDA was 3.7% in 2021, compared to 3.6% in 2020.
Net Sales
Total case volume increased 18.5% and independent restaurant case volume growth of 25.1%. The increase, all organic, was primarily driven by increased leisure and business travel and increased restaurant traffic due to eased COVID-19 related restrictions on our customers.
Net sales increased $2,042 million, or 34.9%, to $7,890 million in 2021, comprised of a $1,082 million, or 18.5%, increase in case volume and a $960 million, or 16.4%, increase in the overall Net sales rate per case. The increase in Net sales rate per case reflects a year-over-year average inflation increase of 11.5% in multiple product categories including beef, poultry, and pork, as well as favorable changes in our product mix. The year-over-year increase in inflation benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost. Organic sales of private brands represented approximately 34% of Net sales in both 2021 and 2020.
Gross Profit
Gross profit increased $267 million, or 27.4%, to $1,241 million in 2021, primarily as a result of the increase in Net sales, partially offset by unfavorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in an expense of $32 million in 2021 compared to expense of $3 million in 2020 due to inflation in multiple product categories including disposables, grocery, and seafood. Gross profit as a percentage of net sales was 15.7% in 2021, compared to 16.7% in 2020, due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs and asset impairment charges, increased $210 million, or 23.4%, to $1,106 million in 2021. Operating expenses as a percentage of net sales were 14.0% in 2021, compared to 15.3% in 2020. The increase in operating expenses was primarily due to higher supply chain labor costs and non-labor distribution costs attributable to increased sales volume as compared to the prior year period. The prior year period reflected cost-reduction actions taken in response to COVID-19 and a reduction in our allowance for doubtful accounts. The Company also recognized $7 million of asset impairment charges in 2021 related to a rebranding initiative following the integration of a trade name acquired as part of the 2019 Food Group acquisition. During 2020, the Company also recognized $9 million of asset impairment charges related to COVID-19’s adverse impacts on the fair value of certain trade names acquired as part of the 2019 Food Group acquisition. These increases in operating expenses in 2021 were partially offset by cost savings initiated in 2020.
Operating Income (Loss)
Our operating income was $135 million in 2021, compared to an operating income of $78 million in 2020. The increase in operating income was due to the factors discussed in the relevant sections above.

Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $6 million in both 2021 and 2020.
Interest Expense—Net
Interest expense—net decreased $13 million to $50 million in 2021, primarily due to a decrease in interest rates and outstanding debt in 2021 compared to 2020.
Income Taxes

For the 13 weeks ended October 2, 2021, our effective income tax rate of 30% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate; however, when compared to the pre-tax income of $91 million for the period on a percentage basis, these tax items had a significant impact on the effective tax rate. For the 13 weeks ended September 26, 2020, our effective income tax rate of 58% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. Because pre-tax income for the 13 weeks ended September 26, 2020 was $21 million, all tax adjustments had a significant impact on a percentage basis on the effective income tax rate. The discrete tax items were not material individually or in the aggregate; however, when compared to the pre-tax income of $21 million for the period on a percentage basis, these tax items had a significant impact on the effective tax rate.
Net Income (Loss)
Our net income was $64 million in 2021, compared to net income of $8 million in 2020. The improvement in net income was due to the relevant factors discussed above.
39 Weeks Ended October 2, 2021 and September 26, 2020
Highlights
•Total case volume increased 20.8% and independent restaurant case volume increased 33.5%
•Net sales increased $5,101 million, or 30.5%, to $21,848 million in 2021.
•Operating income was $287 million in 2021, compared to operating loss of $107 million in 2020.
•Net income was $95 million in 2021, compared to net loss of $216 million in 2020.
•Adjusted EBITDA increased $321 million, or 67.7%, to $795 million in 2021. As a percentage of Net sales, Adjusted EBITDA was 3.6% in 2021, compared to 2.8% in 2020.
Net Sales
Total case volume increased 20.8% in 2021 and independent restaurant case volume growth of 33.5%. Organic case volume increased 17.8% and organic independent restaurant case volume increased 29.4%. The increase was primarily driven by increased leisure and business travel and increased restaurant traffic due to eased COVID-19 related restrictions on our customers.
Net sales increased $5,101 million, or 30.5%, to $21,848 million in 2021, comprised of a $3,490 million, or 20.8%, increase in case volume and a $1,611 million, or 9.7%, increase in the overall Net sales rate per case. The increase in Net sales rate per case primarily reflects a year-over-year average inflation increase of 7.5% in multiple product categories including poultry, beef and disposables, as well as favorable changes in our product mix. The year-over-year increase in inflation benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost. Organic sales of private brands represented approximately 34% and 35% of Net sales in 2021 and 2020, respectively. The increase in Net sales was also due to contributions from the Smart Foodservice acquisition. Smart Foodservice contributed net sales of $895 million in 2021, as compared to $484 million in 2020.
Gross Profit
Gross profit increased $702 million, or 25.9%, to $3,413 million in 2021, primarily as a result of the increase in Net sales. The increase in gross profit was also due to contributions from the Smart Foodservice acquisition. These increases in gross profit were partially offset by unfavorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in an expense of $150 million in 2021 compared to expense of $9 million in 2020 due to inflation in multiple product categories including beef, poultry, and grocery. Gross profit as a percentage of net sales was 15.6% in 2021, compared to 16.2% in 2020.

Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs and asset impairment costs, increased $308 million or 10.9%, to $3,126 million in 2021. Operating expenses as a percentage of net sales were 14.3% in 2021, compared to 16.8% in 2020. The increase in operating expenses was primarily due to higher supply chain labor costs and non-labor distribution costs attributable to increased sales volume as compared to the prior year period. The prior year period reflected cost-reduction actions taken in response to COVID-19. The Company also recognized $7 million of asset impairment charges related to a rebranding initiative following the integration of a trade name acquired as part of the 2019 Food Group acquisition. During 2020, the Company also recognized $9 million of asset impairment charges related to COVID-19’s adverse impacts on the fair value of certain trade names acquired as part of the 2019 Food Group acquisition. The increase in operating expenses was also due to the inclusion of operating expenses for the Smart Foodservice acquisition of $119 million in 2021, as compared to $69 million in 2020. These increases in operating expenses were partially offset by a $98 million lower provision for doubtful accounts during the 39 weeks ended October 2, 2021, cost savings initiated in 2020 and a favorable legal settlement recovery of $13 million during the 39 weeks ended October 2, 2021.
Operating Income (Loss)
Our operating income was $287 million in 2021, compared to operating loss of $107 million in 2020. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $19 million and $16 million in 2021 and 2020, respectively. The increase in other income—net in 2021 is primarily due to the improved funded status of our defined benefit pension plan.
Interest Expense—Net
Interest expense—net decreased $20 million to $158 million in 2021, primarily due to a decrease in interest rates and outstanding debt in 2021 compared to 2020.
Loss on Extinguishment of Debt
As discussed in Note 10, Debt, in our consolidated financial statements, we incurred a $23 million loss on extinguishment of debt during the 39 weeks ended October 2, 2021 related to the repayment of our Unsecured Senior Notes due 2024 and 2020 Incremental Term Loan Facility related to the issuance of our Senior Unsecured Notes due 2029.
Income Taxes
For the 39 weeks ended October 2, 2021, our effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $5 million, primarily related to excess tax benefits associated with share-based compensation. For the 39 weeks ended September 26, 2020, our effective income tax rate of 20% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to an increase in an unrecognized tax benefit and a tax expense of $2 million primarily related to a tax benefit shortfall associated with share-based compensation.
Net Income (Loss)
Our net income was $95 million in 2021, compared to net loss of $216 million in 2020. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. We believe that the combination of cash on hand and generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements through the end of fiscal year 2022. As of October 2, 2021, the Company had approximately $2.5 billion in cash and available liquidity.

Indebtedness
The aggregate carrying value of our indebtedness was $5,396 million, net of $48 million of unamortized deferred financing costs, as of October 2, 2021. We had no outstanding borrowings and had issued letters of credit totaling $253 million under the ABL Facility as of October 2, 2021. There was remaining capacity of $1,737 million under the ABL Facility as of October 2, 2021.
The Initial Term Loan Facility had a carrying value of $1,783 million, net of $2 million of unamortized deferred financing costs, as of October 2, 2021. During the 39 weeks ended October 2, 2021, the Company made voluntary prepayments of the Initial Term Loan Facility totaling $300 million.
The 2019 Incremental Term Loan Facility had a carrying value of $1,444 million, net of $26 million of unamortized deferred financing costs, as of October 2, 2021.
The Secured Notes had a carrying value of $989 million, net of $11 million of unamortized deferred financing costs, as of October 2, 2021. We also had $281 million of obligations under financing leases for transportation equipment and building leases as of October 2, 2021.
As of October 2, 2021, the Unsecured Senior Notes due 2029 had a carrying value of $891 million, net of $9 million of unamortized deferred financing costs.
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
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.4 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of October 2, 2021.
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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	39 Weeks Ended
	October 2, 2021	September 26, 2020

Net income (loss)	$95	$(216)
Changes in operating assets and liabilities	62	383
Other adjustments	363	366
Net cash provided by operating activities	520	533
Net cash used in investing activities	(166)	(1,087)
Net cash (used in) provided by financing activities	(411)	1,475
Net (decrease) increase in cash, cash equivalents and restricted cash	(57)	921
Cash, cash equivalents and restricted cash—beginning of period	829	98
Cash, cash equivalents and restricted cash—end of period	$772	$1,019

Operating Activities
Cash flows provided by operating activities was $520 million for the 39 weeks ended October 2, 2021, compared to cash flows provided by operating activities of $533 million for the 39 weeks ended September 26, 2020. The Company’s working capital requirements increased in 2021 in line with the improvement in operating results and recovery of sales volumes.
Investing Activities
Cash flows used in investing activities in the 39 weeks ended October 2, 2021 and September 26, 2020 included cash expenditures of $173 million and $154 million, respectively, on investments in information technology, new construction and/or expansion of distribution facilities, and property and equipment for fleet replacement. Cash flows used in investing activities for the 39 weeks ended September 26, 2020 also included the $973 million cash purchase price for the acquisition of Smart Foodservice.
We expect total cash capital expenditures in fiscal year 2021 to be between $300 million and $315 million, exclusive of approximately $55 million to $65 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used by financing activities in the 39 weeks ended October 2, 2021 included $96 million of scheduled payments under our Term Loan Facilities and financing leases and $300 million of voluntary prepayments of the Initial Term Loan Facility. We incurred approximately $18 million of lender fees and third-party costs in connection with our issuance of the Unsecured Notes due 2029, consisting of a $9 million early redemption premium related to the Unsecured Senior Notes due 2024 and $9 million of costs associated with the issuance of the Unsecured Senior Notes due 2029, which were capitalized as deferred financing costs. Cash flows used by financing activities in the 39 weeks ended October 2, 2021 also included $18 million of dividends on our Series A convertible preferred stock.
Cash flows provided by financing activities for the 39 weeks ended October 2, 2021 included aggregate borrowings of $900 million under the Unsecured Senior Notes due 2029. We used the proceeds from the issuance of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the then outstanding Unsecured Senior Notes due 2024 and repay all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility. Cash flows provided by financing activities for the 39 weeks ended October 2, 2021 also included $16 million of proceeds received from stock purchases under our employee stock purchase plan and $13 million of proceeds from the exercise of employee stock options, which were offset by $13 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows provided by financing activities for the 39 weeks ended September 26, 2020 included aggregate borrowings of $700 million under the 2020 Incremental Term Loan Facility, the proceeds of which were used to finance, in part, the Smart Foodservice acquisition; $1.0 billion of gross proceeds from the issuance of the Secured Notes; and $500 million of proceeds, net of $9 million of related fees, from the issuance and sale of 500,000 shares of our Series A convertible preferred stock. We borrowed an aggregate of $1 billion under the ABL Facility and our former accounts receivable financing facility (the “ABS Facility”) in March 2020 for the purposes of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the onset of the COVID-19 pandemic. Financing activities for the 39 weeks ended September 26, 2020 also included $15 million of proceeds from stock purchases under our employee stock purchase plan and $2 million of proceeds received from the exercise of employee stock options, which were partially offset by $5 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows used by financing activities for the 39 weeks ended September 26, 2020 included $105 million of scheduled payments under our Term Loan Facilities and financing leases. We used part of the proceeds from the issuance of the Secured Notes to repay $400 million in principal amount of the 2020 Incremental Term Loan Facility, and we used $542 million of cash on hand to repay all of our outstanding borrowings under the ABS Facility, which was subsequently terminated. We incurred approximately $33 million of lender fees and third-party costs in connection with the aforementioned financing transactions.
Retirement Plans

See Note 12, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.
Off-Balance Sheet Arrangements
We had $253 million of letters of credit outstanding, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs, under the ABL Facility as of October 2, 2021.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
See the Contractual Obligations section in Part II, Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report for our contractual cash obligations as of January 2, 2021. There have been no material changes to our specified contractual obligations through October 2, 2021, except as disclosed in Note 10, Debt, in our consolidated financial statements.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 39 weeks ended October 2, 2021.
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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that position. We had previously entered into interest rate swap agreements to limit our exposure to variable interest rate terms on certain borrowings under our Initial Term Loan Facility. The interest rate swap agreements expired on July 31, 2021. The risks associated with interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
Approximately 60% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as of October 2, 2021. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $33 million per year (see Note 10, Debt, in our consolidated financial statements). In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR announced that it intends to phase out the use of LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Authority (“IBA”), the administrator of LIBOR, announced the cessation of the publication of the one week and two month U.S. dollar LIBOR tenors immediately following their publication on December 31, 2021, and all other U.S. dollar LIBOR tenors immediately following their publication on June 30, 2023. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
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
Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and assessing fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of October 2, 2021, we had diesel fuel forward purchase commitments totaling $31 million, which fix approximately 19% of our projected diesel fuel purchase needs through December 2022. Our remaining fuel purchase needs will occur at market rates unless contracted for at a fixed price or hedged at a later date. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $17 million in additional fuel cost on uncommitted volumes through December 2022.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2021 excluded internal control over financial reporting for Smart Foodservice, which was acquired on April 24, 2020.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
For information relating to legal proceedings, see Note 18, Commitments and Contingencies, in our consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors” of the 2020 Annual Report.
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

US FOODS HOLDING CORP.
(Registrant)

Date:	November 8, 2021	By:	/s/ PIETRO SATRIANO
Pietro Satriano
Chairman and Chief Executive Officer

Date:	November 8, 2021	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer