Form 10-K
period 2022-01-01
US Foods Holding Corp.
filed 2022-02-17
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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

As of July 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was $8.3 billion (based on the reported closing sale price of the registrant’s common stock on such date on the New York Stock Exchange). 223,020,382 shares of the registrant’s common stock were outstanding as of February 11, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on May 19, 2022, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended January 1, 2022.

US Foods Holding Corp.
Annual Report on Form 10-K

Basis of Presentation
We operate on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fiscal fourth quarter. The fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 are also referred to herein as fiscal years 2021, 2020, and 2019, respectively. Our fiscal years 2021 and 2019 were 52-week fiscal years. Our fiscal year 2020 was a 53-week fiscal year.
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
In light of these risks, uncertainties and other important factors, the forward-looking statements in this Annual Report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us, or others acting on our behalf, are expressly qualified in their entirety by the cautionary statements above and contained elsewhere in this Annual Report. All of these statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by law.
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
We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of GREAT FOOD. MADE EASY.™, which is centered on providing customers with the innovative products business support and technology solutions they need to operate their businesses profitably. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer facing activities.

We supply approximately 250,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide more than 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of 69 distribution facilities and fleet of approximately 6,500 trucks, along with 80 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
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

The U.S. foodservice distribution industry serves different customer types of varying sizes, growth profiles, and product and service requirements, including independent restaurants, healthcare customers (such as hospital systems, nursing homes and long-term care facilities), hospitality customers (ranging from large hotel chains to local banquet halls, country clubs, casinos and entertainment complexes), regional and national restaurant chains, colleges and universities, K-12 schools, and retail locations. Our target customer types—independent restaurants, healthcare and hospitality—value foodservice distributors with a broad product offering and value-added services that help them be efficient and effective in running their operations. As described in more detail below, our GREAT FOOD. MADE EASY.™ strategy resonates with these types of customers, and for this reason, we believe our growth prospects with these customers are greater than with other customer types.
In fiscal year 2021, no single customer represented more than 2% of our total customer sales. Sales to our top 50 customers represented approximately 39% of our net sales in fiscal year 2021.
We have entered into contractual relationships with certain group purchasing organizations (“GPOs”) that negotiate pricing, delivery and other terms on behalf of their members. In fiscal year 2021, GPO members accounted for approximately 19% of our net sales. GPO members are primarily comprised of customers in the healthcare, hospitality, education, and government/military industries.

There are several important dynamics affecting the industry, including:
•Evolving consumer tastes and preferences. Consumers demand healthy and authentic food choices with fewer artificial ingredients, and they value locally-harvested and sustainably-manufactured food and packaging products. In addition, many ethnic food offerings are becoming more mainstream as consumers show a greater willingness to try new flavors and cuisines. Changes in consumer preferences create opportunities for new and innovative products and for unique food away from home destinations. This, in turn, is expected to create growth, expand margins, and produce better customer retention opportunities for those distributors with the flexibility to balance national scale and local preferences. We believe foodservice distributors will need broader product assortments, extended supplier networks, effective supply chain management capabilities, and strong food safety and quality programs to meet these needs.
•Generational shifts with millennials and baby boomers. Given their purchasing power and diverse taste profiles, millennials, Generation Z and baby boomers will continue to significantly influence food consumption and the food away from home market. According to recent U.S. Census Bureau statistics, there were 89 million individuals born between 1982 and 2002 in the U.S., making millennials and Generation Z the largest demographic cohorts. When it comes to food, millennials and Generation Z are open-minded and curious, and willing to seek out new flavors, dining experiences and diverse menu offerings, while also demanding customization, convenience and sustainable products. Independent restaurants are well positioned to capitalize on these preferences. As millennials’ and Generation Z’s disposable income increases, we believe this demographic will be key to driving growth in the broader U.S. food industry. We also expect that baby boomers will continue to shape the industry as they remain in the workplace longer, which is expected to prolong their contribution to food away from home expenditures.
•Growing importance of technology. We see significant future growth being driven by the increased utilization of, and reliance on technology by foodservice distributors, customers and diners. E-commerce solutions streamline the purchasing process and increase customer retention. They also deepen the relationship between foodservice distributors and customers, creating personalized insights and services that can make both more efficient. We believe foodservice distributors with deeper, technology-enabled relationships with customers are better able to accelerate their customers’ adoption of new products and increase customer loyalty, giving them a competitive edge. Technology is also growing in importance and helping to level the playing field for independent restaurants. Mobile food delivery and social media apps make independent restaurants more competitive with larger restaurant chains, and help this customer type attract more diners at a relatively low cost. We believe these technology trends will accelerate, as millennials and Generation Z place a greater reliance on technology and become key influencers and decision-makers within the food industry, including at the customer level. Consequently, we believe foodservice distributors which are focused on strengthening their technology, data analytics, and related capabilities will be well-positioned to capitalize on these trends.
We believe that we have the scale, foresight and agility required to proactively address these trends and, in turn, benefit from higher sales growth, greater customer retention, increased private label penetration, and improved profitability.
Since the World Health Organization characterized a novel strain of coronavirus, COVID-19, as a pandemic in March 2020, the pandemic has impacted our industry as further discussed in Item 7 of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Our Business Strategy
Our GREAT FOOD. MADE EASY.™ strategy is built on a differentiation focus in product assortment, customer experience and innovation. Through this strategy, we also serve our customers as consultants and business partners, bringing our customers personalized solutions and tailoring a suite of innovative products and services to fit each customer’s needs.
The GREAT FOOD portion of our strategy is anchored by leading quality and innovation in produce and center of the plate and other innovative products such as those featured in Scoop™, a program that introduces innovative and on-trend products multiple times a year, helping our customers keep their menus fresh and delivering back-of-house convenience to reduce their labor and food costs. A growing part of our Scoop portfolio is our Serve Good® program. The Serve Good program features more than 500 products that are sustainably-sourced or contribute to waste reduction. Our private brand portfolio is guided by a spirit of innovation and a commitment to delivering superior quality products and value to customers. While we offer products under a spectrum of private brands, and at different price points, all are designed to deliver quality, performance and value to our customers.
MADE EASY is aimed at providing operators reliability and flexibility in our service model supported by tools and resources to support them in running their businesses. This means on-time and complete orders and customer choice via the multi-channel offering we have to serve our customers. These offerings are supported with technology and expertise that make it easier to transact with us and run their businesses. Our mobile technology platform provides customers with a personalized e-commerce ordering experience and easy-to-use business analytics tools. Our portfolio of value-added services helps customers address key pain points like food waste, back-of-house operations and diner traffic. By delivering our products and services through a differentiated team-based selling approach, we provide customers access to a diverse team of experts including chefs, center of the plate and produce specialists and restaurant operations consultants. Approximately 80% of our customers utilize our e-commerce solutions. Customers utilizing these solutions tend to purchase more and have stronger commercial relationships with us.
As noted above, our strategy of making it easier for our customers includes servicing our customers through multiple channels. We have 80 cash and carry locations to provide more customers with a retail option in between deliveries and to cost effectively serve more price-conscious and smaller customers. The cash and carry offering was significantly enhanced by our acquisition in 2020 of Smart Foodservice (as described below). In addition, US Foods Direct™, an online ordering platform, more than doubles our product assortment and provides customers with access to thousands of specialty products which ship directly to them from the supplier. More recently, we expanded our US Foods Pronto™ service in select markets to let restaurant operators receive smaller orders more frequently. All of these channels provide our customers options to shop their way.
We believe our GREAT FOOD. MADE EASY.™ strategy will enable us to reach more customers and create deeper relationships with existing ones, particularly within our target customer types—independent restaurants, healthcare, and hospitality—and drive increased penetration of our private brand products. Further, we believe this strategy positions us to make the most of the continued growth in food away from home consumption and consumer preferences for innovative, on-trend flavors. As an enabler of this strategy, we have invested in embedding continuous improvement in our operations to increase consistency and efficiency and to engage employees in improving our day-to-day processes.
Acquisitions have also historically played an important role in supporting the execution of our growth strategy. In September 2019, we completed the acquisition of five foodservice companies (the “Food Group”) from Services Group of America, Inc.: Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and GAMPAC Express, Inc. for $1.8 billion. The acquisition of the Food Group expanded the Company’s network in the West and Northwest parts of the U.S. On April 24, 2020, USF completed the acquisition of Smart Stores Holding Corp., a Delaware corporation (“Smart Foodservice”), from funds managed by affiliates of Apollo Global Management, Inc. for $972 million. Smart Foodservice, a company that operated 70 small-format cash and carry stores across California, Idaho, Montana, Nevada, Oregon, Utah and Washington that serve small and mid-sized restaurants and other food business customers with a broad assortment of products.
Integrating the Food Group and Smart Foodservice and realizing synergies from the acquisitions are key priorities for the Company. Following the completion of these acquisitions, we have prioritized deleveraging our balance sheet, however we may selectively pursue acquisition opportunities in the future if they are aligned with and enhance our strategic priorities.
Products and Brands
We have a broad assortment of products and brands designed to meet customers’ needs. In many categories, we offer products under a spectrum of private brands based on price and quality covering a range of values and qualities.
The table below presents the sales mix for our principal product categories for fiscal years 2021, 2020 and 2019.

	Fiscal Years
	2021	2020	2019
	(in millions)
Meats and seafood	$11,245	$8,131	$9,313
Dry grocery products	4,979	3,931	4,427
Refrigerated and frozen grocery products	4,453	3,583	4,253
Dairy	2,801	2,394	2,685
Equipment, disposables and supplies	3,090	2,455	2,483
Beverage products	1,465	1,186	1,403
Produce	1,454	1,205	1,375
Total Net sales	$29,487	$22,885	$25,939
We have registered the trademarks US Foods®, Food Fanatics®, and CHEF’STORE® as part of our overall brand strategy and our retail outlets. We have also registered or applied for trademark protection in the U.S. for our private brands. These trademarks and our private brands are widely recognized within the U.S. foodservice industry. Our U.S. trademarks are effective as long as they are in use and their registrations are properly maintained. We do not have any patents or licenses that are material to our business.

Suppliers
We purchase from approximately 6,000 individual suppliers, none of which accounted for more than 5% of our aggregate purchases in fiscal year 2021. Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional and local suppliers support targeted geographic initiatives and private label programs requiring regional and local distribution.
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
Employment
The U.S. Department of Labor and its agencies, the Employee Benefits Security Administration, the Occupational Safety and Health Administration (“OSHA”), and the Office of Federal Contract Compliance Programs, regulate our employment practices and standards for workers. We are also subject to laws that prohibit discrimination in employment based on non-merit categories, including Title VII of the Civil Rights Act and the Americans with Disabilities Act, and other laws relating to accessibility. Our workers’ compensation self-insurance is subject to regulation by the jurisdictions in which we operate.
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
Human Capital Management
Employees
As of January 1, 2022, we employed a total of approximately 28,000 associates. Of these:
•substantially all were employed in the United States and on a full-time basis;
•approximately 70% of our associates were non-exempt, or paid on an hourly basis;
•approximately 5,900 of our associates were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations; and
•approximately 86% of our associates were working in “field” based roles within our broadline distribution, retail operations and broadline support business production facilities, with the remaining 14% working in shared service or corporate roles.
Collective Bargaining Agreements
As of January 1, 2022, we were party to 51 collective bargaining agreements (“CBAs”) covering 5,900, or 21%, of our associates working at 29 (or 41%) of our distribution facilities, 4 of our broadline support business production facilities and 23 of our cash and carry locations. During fiscal year 2021, 14 CBAs covering approximately 1,800 union associates were renegotiated. During fiscal year 2022, 13 CBAs covering approximately 1,200 union associates will be subject to renegotiation. While we have experienced work stoppages from time to time in the past, we generally believe we have good relations with both our union and non-union associates, and we strive to be a well-regarded employer in the communities in which we operate.
Compensation and Benefits
We strive to make a positive difference in the lives of our associates. We are committed to compensation and benefits that respect and reward our associates for their dedication and hard work. All of our exempt associates participate in our incentive plans, which provides eligible associates with cash bonus opportunities based upon the Company’s achievement of financial and other key performance metrics. Under our long-term incentive plan, we grant equity compensation awards, such as stock options, restricted stock units and performance awards, which vest over a period of time, to eligible associates in order to attract and retain key personnel, strengthen their commitment to the welfare of the Company and align their interests with those of our stockholders. Additionally, our comprehensive health and welfare benefits program provides our associates with a variety of medical and dental plans, plus voluntary benefits like vision or critical illness protection. We also offer innovative, no-cost wellness programs, paid time off programs including a paid parental leave policy, an employee assistance program, an employee stock purchase plan, a 401(k) savings plan, and a tuition reimbursement program.
Recruiting, Training and Development
Our ability to attract, develop and retain high-performing associates is crucial to our success, from building trusting relationships with our customers to timely and accurately preparing and delivering orders. In 2021, in response to the challenging job market, we initiated a program to train interested warehouse associates to become commercial driver’s license (“CDL”) Class A delivery drivers. Additionally, through training, mentoring, e-learning and on-the-job development, we help associates at all levels learn and grow, while building a pipeline of diverse talent. Our signature leadership development programs include Gateway to Leadership, Aspire to Grow and Aspire to Lead, which are focused on developing a diverse cohort of leaders in our Company. Our Leadership Foundations program provides training to sales managers, and supervisors and managers in our supply chain organization, and is designed to strengthen leadership capabilities and provide networking opportunities with other leaders across our organization. In addition, we provide training and development programs that enable new associates to be safe and productive including: Sales Readiness, which gives new selling associates tools, resources and peer networking opportunities to help them succeed, and Selector Onboarding, which trains our warehouse selectors on safety, accuracy and performance standards.

Diversity and Inclusion
As a company, we are committed to building a diverse and inclusive workforce and hiring the best talent that reflects the customers and communities we serve. We believe our success relies upon a diverse and dynamic workplace built upon our Cultural Beliefs, which define how we live and create an equitable environment where all our associates can grow and thrive. Our diversity and inclusion strategy consists of three strategic focuses:
•Creating a more inclusive work environment where everyone feels safe and valued and their voices matter;
•Increasing the diversity of our workforce and leaders by investing in programs to build a diverse talent pipeline and accelerate the development of diverse associates; and
•Supporting diverse communities and businesses by enhancing our outreach and sharing who we are and what we stand for.
We continue to cultivate a culture of inclusion through training programs for our leaders and associates and by sponsoring nine Employee Resource Groups (“ERGs”): ADAPT - Ability and Disability Allies Partnering Together; BRIDGE - Black Resource for Inclusion, Diversity, Growth and Empowerment; Collective Asian Network; HOLA - Hispanic Organization for Leadership and Advancement; LINK-UP – Linking Information, Networks and Knowledge; Multigenerational Empowerment Resource Group for Employees; Pride Alliance; Those Who Serve - Military ERG; and Women in Network. These associate-led groups strengthen networking among colleagues and further personal and professional development. Ongoing listening sessions between the ERGs and our executive leadership team allow for open dialogue and the identification of new opportunities to bolster our diversity and inclusion strategy and strengthen associate engagement.
Health and Safety
We are committed to continuously driving an enhanced safety culture built on education, awareness and associate engagement. Our Get Home Safe campaign, directed at drivers and operations personnel, outlines actions aimed at reducing risks and improving safety routines. In our facilities, our safety performance teams receive annual training and are focused on improving safety engagement and performance throughout our operations. Our Driver Safety Program has been implemented across all markets to train our drivers on transportation safety. We utilize technology to improve driver safety from distracted driver alerts to collision mitigation technology.
During fiscal years 2020 and 2021, in response to the COVID-19 pandemic, we implemented, and continue to maintain, protocols and enhanced safety measures to protect the health and safety of our associates and customers. During 2021, we partnered with third-party providers to host more than 90 on-site COVID-19 vaccination clinics for associates and their family members, supporting thousands of associates in becoming vaccinated. We continue to proactively monitor guidance and requirements from the Centers for Disease Control (“CDC”), OSHA and various other federal, state and local authorities and public health agencies and adjust our protocols and safety measures as appropriate to help mitigate the impact of the pandemic on our associates and customers.
Information about our Executive Officers
The section below provides information regarding our executive officers as of February 17, 2022:

Name	Age	Position
Pietro Satriano	59	Chief Executive Officer
Dirk J. Locascio	49	Chief Financial Officer
Kristin M. Coleman	53	Executive Vice President, General Counsel and Chief Compliance Officer
Steven M. Guberman	57	Executive Vice President, Nationally Managed Business
William S. Hancock	42	Executive Vice President, Chief Supply Chain Officer
Andrew E. Iacobucci	55	Chief Commercial Officer
Jay A. Kvasnicka	54	Executive Vice President, Field Operations
David A. Rickard	51	Executive Vice President, Strategy, Insights and Financial Planning
John A. Tonnison	53	Executive Vice President, Chief Information and Digital Officer
David Works	54	Executive Vice President, Chief Human Resources Officer

Mr. Satriano has served as Chief Executive Officer and a director of US Foods since July 2015 and served as Chairman of the Board from December 2017 through February 2022. From February 2011 to July 2015, Mr. Satriano served as our Chief Merchandising Officer. Prior to joining US Foods, Mr. Satriano was President of LoyaltyOne Canada, a provider of loyalty marketing and programs, from 2009 to 2011. From 2002 to 2008, he served in a number of leadership positions at Loblaw Companies Limited, a Canadian grocery retailer and wholesale food distributor, including Executive Vice President, Loblaw Brands, and Executive Vice President, Food Segment. Mr. Satriano began his career in strategy consulting, first in Toronto, Canada with Canada Consulting Group and then in Milan, Italy with the Monitor Company. Mr. Satriano currently serves on the board of directors of CarMax, Inc.

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
Mr. Kvasnicka has served as Executive Vice President, Field Operations since February 2021. He served the Company as Interim Chief Supply Chain Officer from October 2019 through March 2021, Executive Vice President, Locally Managed Business and Field Operations from September 2016 to February 2021, Executive Vice President, Locally Managed Sales from August 2015 to September 2016, Region President from April 2013 to July 2015 and Division President from October 2011 to March 2013. Mr. Kvasnicka served the Company as Vice President of Sales for the Stock Yards division, President of the Stock Yards division and in various other roles between 2005 and 2011. He was Vice President of Sales for the Minneapolis Division from 2003 to 2005. Mr. Kvasnicka joined US Foods in 1995, originally as part of Alliant Foodservice.
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
Mr. Tonnison has served as Executive Vice President, Chief Information and Digital Officer since July 2021. Prior to joining US Foods, Mr. Tonnison served as Executive Vice President and Chief Information Officer at Tech Data Corporation, a Fortune 100 global distributor of business and consumer technologies, where he was responsible for the company’s global innovation strategy, information digital capabilities and operations. Before his nearly 20-year tenure with Tech Data, Mr. Tonnison held executive management positions with Computer 2000, Technology Solutions Network and Mancos Computers.
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
The U.S. foodservice distribution industry is sensitive to national, regional and local economic conditions. An uneven level of general U.S. economic activity, uncertainty in the financial markets, inflation, and supply chain disruptions could have a negative impact on consumer confidence and discretionary spending. A decline in economic activity or the frequency and amount spent by consumers for food prepared away from home, as well as other macroenvironmental factors that could decrease general consumer confidence (including volatile financial markets or an uncertain political environment), may negatively impact our business, financial condition and results of operations.
The global COVID-19 pandemic and its significant effect on the economy have impacted and is expected to continue to impact many of our customers, consumers and suppliers. Widespread adoption of social distancing, masking and testing measures and public concerns about the risks associated with COVID-19 infection have resulted in substantial disruption to many of our customers’ operations (including the limitation of dining options and the temporary (and, in some cases, permanent) closure of many restaurant, hospitality and education customers’ locations) which resulted in a significant reduction in the demand for our products and services. Sustained disruption in our customers’ operations and reduced consumer spending on food prepared away from home as a result of the COVID-19 pandemic has had, and may continue to have, a significant negative effect on our customers’ financial condition and, as a result, has adversely impacted, and may continue to adversely impact, our business, financial condition and results of operations.
We do not expect a full recovery for our business and the U.S. foodservice industry until consumers are once again willing and able to resume consumption of food away from home, travel and attend sporting, entertainment and other events on a regular basis. We may continue to face challenges as the recovery continues, such as constraints on the availability of product supply, increased product and logistics costs, labor shortages, and shifts in the buying patterns of our customers. General economic conditions, such as inflation, supply chain disruptions, labor shortages and uncertainty regarding when the COVID-19 pandemic will abate, have had, and are expected to continue to have, a negative impact on consumer confidence and discretionary spending which will likely slow the recovery of the U.S. foodservice industry. Multiple factors could negatively impact the timing and extent of the industry’s recovery from the COVID-19 pandemic including the rate of vaccine adoption, the prevalence and impact of COVID-19 variants (and the continued effectiveness of the vaccines against those variants) and the duration and implications of continued restrictions and safety measures. If the restaurant and/or hospitality industry is fundamentally changed by the COVID-19 pandemic in ways that are detrimental to us, our business may continue to be adversely affected even as the broader economy continues to recover.
To the extent the COVID-19 pandemic adversely affects the business and financial results of our Company and our customers, it may also have the effect of amplifying many of the other risks described in this “Risk Factors” section.
The COVID-19 pandemic could have a significant negative impact on our liquidity position.
Sustained disruption in our customers’ operations as a result of the COVID-19 pandemic has had a significant negative effect on our customers’ financial condition and could result in deterioration in the collectability of our existing accounts receivable and a decrease in the generation of new accounts receivable, which could adversely affect our cash flows and results of operations and require an increased level of working capital. In addition, our ability to borrow under our asset based senior secured revolving credit facility (the “ABL Facility”) is subject to a borrowing base limitation that is based on certain criteria, including the amount and collectability of new accounts receivable. Thus, a decline in the amount and collectability of our accounts receivable not only adversely affects our cash flows and results of operations, but also reduces our access to additional liquidity due its negative impact on the borrowing base of the ABL Facility. Furthermore, the negative impact that the COVID-19 pandemic may have on our Adjusted EBITDA could constrain our future ability to incur additional indebtedness under the incurrence “baskets” of our debt agreements that are based on a leverage ratio or coverage ratio calculation.
In addition, the COVID-19 pandemic has previously adversely affected, and in the future may again adversely affect, the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the impact of the COVID-19 pandemic lasts.

We believe that the combination of cash on hand and cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months. We cannot, however, assure you that this will be the case. Any future significant reduction to our liquidity position caused by the COVID-19 pandemic could impair our ability to service our outstanding indebtedness and pay our other payables as they become due.
Our business is a low-margin business, and our profitability is directly affected by cost deflation or inflation, commodity volatility and other factors.
The U.S. foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile commodity costs have a direct impact on our industry. We make a significant portion of our sales at prices that are based on the cost of products we sell, plus a margin percentage or markup. As a result, our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation, or periods of rapid inflation, also may negatively impact our business as a result of decreased discretionary consumer spending. Such inflation may also reduce our profit margins and earnings if there is a lag between when costs increase and when we are able to pass it along to customers or if product cost increases cannot be passed on to customers because they resist paying higher prices.
Competition in our industry is intense, and we may not be able to compete successfully.
The U.S. foodservice distribution industry is highly competitive, with national, multi-regional, regional and local distributors and specialty competitors. Regional and local companies may align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These distributors may also rely on local presence as a source of competitive advantage, and they may have a lower cost to serve and other competitive advantages due to geographic proximity. Additionally, adjacent competition, such as other cash-and-carry operations, commercial wholesale outlets, warehouse clubs and grocery stores, continue to serve the commercial foodservice market. We also experience competition from online direct food wholesalers and retailers. We generally do not have exclusive distribution agreements with our customers, and they may switch to other distributors that offer lower prices or differentiated products or customer service. The cost of switching distributors is very low, as are the barriers to entry into the U.S. foodservice distribution industry. We believe most purchasing decisions in the U.S. foodservice distribution industry are based on the type, quality and price of the product and a distributor’s ability to completely and accurately fill orders and provide timely deliveries. Disruptions caused by the COVID-19 pandemic and related labor shortages that impact our ability to completely and accurately fill orders and provide timely deliveries of quality products at competitive prices have had, and may continue to have, a negative impact on our business, financial condition and results of operations.
Increased competition has caused the U.S. foodservice distribution industry to change as distributors seek to lower costs, further increasing pressure on the industry’s profit margins. The continuing impact of the COVID-19 pandemic may further increase those competitive pressures including as a result of constraints on product availability from our suppliers, disruptions to timely and cost effective shipments from our suppliers due to labor shortages, supply chain disruptions, increased freight demand and/or tightened truckload capacity, new pricing initiatives and discount programs established by competitors, consolidation and vertical integration, and increased customer cost consciousness. Any or all of these competitive pressures may continue to affect us during the recovery of the U.S. foodservice distribution industry from the impact of the COVID-19 pandemic. To the extent we are not able to compete successfully, our business, financial condition, and results of operations may be adversely affected.
We rely on third party suppliers, and our business may be affected by interruption of supplies or increases in product costs.
We obtain most of our foodservice and related products from third party suppliers. We typically do not have long-term contracts with suppliers. Although our purchasing volume can provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies we need in the quantities and at the time and prices requested. We do not control the actual production of most of the products we sell. This means we are also subject to delays caused by interruption in production and increases in product costs based on actions and conditions outside our control including the continuing challenges experienced during the COVID-19 pandemic. These actions and conditions include changes in supplier pricing practices (including promotional allowances); labor shortages, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers; government shutdowns; severe weather and climate conditions; crop conditions; product or raw material scarcity; water shortages; outbreak of food-borne illnesses; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; impact of climate change; and natural disasters, pandemics, such as COVID-19, terrorist attacks or other catastrophic events. Our inability to obtain adequate supplies of foodservice and related products because of any of these or other factors could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors.

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
Further, some of our customers purchase their products under arrangements with GPOs. GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us. Our customers who are members of GPOs purchase products directly from us on the terms negotiated by their GPO. GPOs use the combined purchasing power of their members to negotiate more favorable prices than their members would typically be able to negotiate on their own, and we have experienced some pricing pressure from customers that associate themselves with a GPO. While no single customer represented more than 2% of our total net sales in fiscal year 2021, approximately 19% of our net sales in fiscal year 2021 were made to customers under terms negotiated by GPOs (including approximately 11% of our net sales in fiscal year 2021 that were made to customers that are members of one GPO). If an independent restaurant customer becomes a member of a GPO that has a contract with us, we may be forced to lower our prices to that customer, which would negatively impact our operating margin. In addition, if we are unable to maintain our relationships with GPOs, or if GPOs are able to negotiate more favorable terms for their members with our competitors, we could lose some or all of that business.
Market competition, customer requirements, customer financial condition and customer consolidation through mergers and acquisitions also could adversely affect our ability to continue or expand our relationships with customers and GPOs. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or GPOs on acceptable terms or at all or collect amounts owed to us from insolvent customers. For example, in fiscal year 2021, customers in the hospitality industry who were members of GPOs with which we have contracted significantly reduced their purchases as a result of the COVID-19 pandemic, and we do not expect them to significantly increase their purchases until the hospitality industry recovers from the current environment. Our customer and GPO agreements are generally terminable upon advance written notice (typically ranging from 30 days to 6 months) by either us or the customer or GPO, which provides our customers and GPOs with the opportunity to renegotiate their contracts with us or to award more business to our competitors.
Significant decreases in the number and/or size of our customers’ purchase orders, the loss of one or more of our major customers or GPOs or our inability to grow to our current customer base could adversely affect our business, financial condition and results of operations.
We may fail to increase or maintain the highest margin portions of our business, including sales to independent restaurant customers and sales of our private label products.
Our most profitable customers are independent restaurants. We tend to work closely with independent restaurant customers, providing them access to our customer value-added tools, and as a result are able to earn a higher operating margin on sales to them. These customers are also more likely to purchase our private label products, which are our most profitable products. Our ability to continue to gain market share of independent restaurant customers is critical to achieving increased operating profits. Changes in the buying practices of independent restaurant customers, including their ability to require us to sell to them at discounted rates, or decreases in our sales to this type of customer or a decrease in the sales of our private label products could have a material negative impact on our profitability. The COVID-19 pandemic has resulted in a substantial disruption in many of our independent restaurant customers’ operations (including, reduced seating capacity, inability to seat customers indoors, labor shortages, wage inflation, reduced hours of operations, and temporary restaurant closures) and, in some cases, permanent closures of restaurants. Loss of business as a result of the COVID-19 pandemic and its negative economic impact has changed the buying practices of our independent restaurant customers and may also result in additional permanent closures of restaurants, which could have a negative impact on our business, financial condition and results of operations.
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
Fuel costs fluctuate, which may adversely affect our business, financial condition and results of operations.
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
Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. There is a growing consumer preference for sustainable, organic and locally grown products. Changing consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in the U.S. in terms of spend, generally seek new and different, as well as more ethnic and diverse, menu options and menu innovation. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to make additional disclosure regarding the nutritional content of our food products. Compliance with these and other laws and regulations may be costly and time-consuming. If we are not able to effectively adapt our menu offerings to trends in eating habits or respond to changes in consumer health perceptions or resulting new laws and regulations, our business, financial condition and results of operations could be adversely affected.
In addition, actions taken by national, state and local governments to contain the COVID-19 pandemic, such as travel restrictions or bans, social distancing requirements, restaurant seating capacity limitations, and required closures of non-essential businesses caused a significant decline in consumers’ consumption of food away from home. Even when the aforementioned restrictions were eased, public perceptions of the risks associated with COVID-19 and its variants caused and could continue to cause some consumers to continue to avoid or limit gatherings in restaurants and other public places and reduce or eliminate business or personal travel, each of which could continue to impact our restaurant and hospitality customers and reduce demand for our products. As a result, we do not expect a full recovery for our business and the U.S. foodservice industry until consumers are once again willing and able to resume consumption of food away from home, travel and attend sporting, entertainment and other events on a regular basis.
If our competitors implement a lower cost structure and offer lower prices to our customers, we may be unable to adjust our cost structure to compete profitably and retain those customers.
Over the last several decades, the U.S. food retail industry has undergone significant change. Club stores, commercial wholesale outlets, direct food wholesalers and online food retailers have developed lower cost structures, creating increased pressure on the industry’s profit margins. As a large-scale U.S. foodservice distributor, we have similar strategies to remain competitive in the marketplace by reducing our cost structure. However, to the extent more of our competitors adopt an everyday low-price strategy, we would potentially be pressured to offer lower prices to our customers. That would require us to achieve additional cost savings to offset these reductions. If we are unable to change our cost structure and pricing practices rapidly enough to successfully compete in that environment, our business, financial condition and results of operations may be adversely affected.
Impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets could adversely affect the Company’s financial condition and results of operations.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate an asset may be impaired. Relevant factors, events and circumstances that affect the fair value of goodwill and indefinite-lived intangible assets may include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, the Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of July 4, 2021, the first day of the third quarter of fiscal year 2021. As a result of rebranding initiatives related to the integration of a trade name acquired as part of the 2019 Food Group acquisition, we recognized an impairment charge of $7 million. Impairment analysis requires significant judgment by management and is sensitive to changes in key assumptions used, such as future cash flows, discount rates and growth rates as well as current market conditions in both the United States and globally, all of which are being unfavorably impacted by the ongoing COVID-19 pandemic. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional future impairment charges, which could be material. For more information on the goodwill assessment and related impairment charge, see the section captioned “Valuation of Goodwill and Other Intangible Assets” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9, Goodwill and Other Intangibles, in our consolidated financial statements.
Risks Relating to Product Safety and Regulatory Requirements
Our business is subject to significant governmental regulation, and failure to comply with applicable governmental regulations may lead to lawsuits, investigations and other liabilities and restrictions on our operations.
In the course of our operations, we process, handle, store and transport a wide variety of food and non-food products, operate and maintain vehicle fleets, operate forklifts, store fuel in on-site aboveground and underground storage tanks, and use and dispose of hazardous substances including in connection with our use of our ammonia or freon-based refrigeration systems, propane, and battery-powered forklifts. Our operations are subject to a broad range of laws and regulations including regulations governing the processing, packaging, storage, distribution, marketing, advertising, labeling, quality and safety of our food products, as well as rights of our employees and the protection of the environment. Changes in legal or regulatory requirements (such as new food safety requirements, revised regulatory requirements for the processing and packaging of food products and requirements to phase-out of certain ozone-depleting substances or otherwise regulating greenhouse gas emissions), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations including costs to upgrade or replace products or equipment that could adversely affect our business, financial condition and results of operations.
We are subject to governmental regulation regarding our relationship with our employees including minimum wage, overtime, wage payment, wage and hour, employment discrimination, harassment and immigration. Due to contracts we have with federal and state governmental entities as customers, we are subject to audits of, or requests for information regarding, our employment practices and business operations. In addition, in response to the COVID-19 pandemic, the CDC, OSHA and various other federal, state, and local authorities have issued guidance, new interpretations of existing requirements, and implemented new requirements for employers that affect the operation of our facilities and the management of our workforce. The various federal, state and local requirements and guidance continue to evolve, but we are continually monitoring for updates and responding to updated requirements and guidance applicable to our business as we become aware of them.
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
If the products we distribute are alleged to cause injury, illness or other damage or to fail to comply with applicable governmental regulations, we may need to recall products.
As a distributor and manufacturer of food and non-food products, we may be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute or manufacture are alleged to cause injury, illness or other damage, to have been mislabeled, misbranded or adulterated or to otherwise violate applicable governmental regulations. We may recall products based on alleged occurrences of food-borne illnesses (such as E. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis, salmonella or swine flu) and food tampering. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, whether for taste, appearance or otherwise, in order to protect our brand and reputation.
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
Maintaining a good reputation and the safety and integrity of the products we distribute is critical to our business, particularly in selling our private label products. Product recalls, occurrences of food-borne illness or food tampering may cause negative publicity about the quality, safety, sustainability or integrity of our products, whether or not such events are related to our products. Any event that damages our reputation or calls into question the safety or integrity of our products, whether justified or not, could quickly and negatively affect our business, financial condition and results of operations.
Risks Relating to Our Indebtedness
Our level of indebtedness may adversely affect our financial condition and our ability to raise additional capital or obtain financing in the future, react to changes in our business, and make required payments on our debt.
We had $5.0 billion of indebtedness outstanding, as of January 1, 2022.
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
•we are exposed to the risk of increased interest rates because approximately 47% of the net principal amount of our indebtedness accrued interest at variable rates of interest as of January 1, 2022;
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
•our ability to refinance indebtedness may be limited or the associated costs may increase; and
•our ability to refinance indebtedness and obtain additional financing may be limited or the associated costs of refinancing and obtaining additional financing may increase.

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
The agreements and instruments governing our indebtedness contain covenants that, among other things, restrict our ability to: dispose of assets; incur additional indebtedness (including guarantees of additional indebtedness); pay dividends and make certain payments; create liens on assets; make investments; engage in certain business combination transactions; engage in certain transactions with affiliates; change the business we conduct; and amend specific debt agreements. In addition, certain of these agreements subject us to various financial covenants.
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
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to phase out the use of LIBOR by the end of 2021. On March 5, 2021, the Intercontinental Exchange Benchmark Administration (“IBA”), the administrator of LIBOR, announced that it will cease publication of U.S. dollar LIBOR tenors as of June 30, 2023, for the most common tenors (overnight and one, three, six and twelve months) and it will cease publication of U.S. dollar LIBOR tenors for less common tenors (one week and two months) as well as all tenors of non-U.S. dollar LIBOR as of December 31, 2021. Amounts drawn under each of our ABL Facility and incremental senior secured term loan facilities may bear interest at rates based upon, among other things, U.S. dollar LIBOR. As such, we will need to renegotiate certain standards in, or terms of the agreements governing this indebtedness to replace U.S. dollar LIBOR with a new standard, or we may be required to borrow this indebtedness based upon alternate interest rate conventions as set forth in those agreements, which could increase the cost of servicing this debt and have an adverse effect on our business, financial condition and results of operations.
Risks Relating to Human Capital Management
We face risks related to labor relations and increases in labor costs.
We employed approximately 28,000 associates as of January 1, 2022, of which approximately 5,900 were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Our failure to effectively renegotiate any CBAs could result in work stoppages. From time to time, we may face increased efforts to subject us to multi-location labor disputes, as individual labor agreements expire or labor disputes arise. This would place us at greater risk of being unable to continue to operate one or more facilities, possibly delaying deliveries, causing customers to seek alternative distributors, or otherwise being materially adversely affected by labor disputes. When there are labor related issues at a facility represented by a local union, sympathy strikes may occur at other facilities that are represented by other local unions. While we generally believe we have good relations with our associates, including the unions that represent some of our associates, a work stoppage due to a failure to renegotiate union contracts or for other reasons could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to a wide range of labor costs. Because our industry’s labor costs are, as a percentage of net sales, higher than many other industries’ labor costs, even if we are able to successfully renegotiate CBAs and avoid work stoppages, we may be significantly impacted by labor cost increases. Labor shortages, low levels of unemployment or decreasing workforce availability in the United States, and resulting wage inflation and/or increased overtime, could adversely affect our results of operations.
In addition, labor is a significant cost of many of our customers in the U.S. food away from home industry. Any increase in their labor costs, including any increases in costs as a result of wage inflation, increases in minimum wage requirements or labor shortages resulting in increased overtime, could reduce the profitability of our customers and reduce their demand for our products.

We may be unable to attract or retain a qualified and diverse workforce.
Although we have not experienced any material labor shortage to date, we have recently observed tightening and increased competitiveness in the labor market. A labor shortage or increased employee turnover, caused by the COVID-19 pandemic or other general macroeconomic factors, could potentially increase labor costs, reduce our profitability and/or decrease our ability to effectively serve customers. If a material number of our employees are unable to work or terminate their employment, or become ill as a result of the COVID-19 pandemic, our business operations may be adversely affected.
The success of our business depends on our ability to attract, train, develop and retain a highly skilled and diverse workforce. Recruiting and retention efforts (particularly with respect to driver and warehouse personnel) and actions to increase productivity may not be successful, and we could encounter a shortage of qualified employee talent in the future. Shortages of, and increased competition for, qualified employees may result in increased labor costs. Additionally, productivity may be negatively impacted by labor shortages or high employee turnover. Any prolonged labor shortage or period of high employee turnover could adversely affect our business operations.
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

A cybersecurity incident may negatively affect our operations, business, financial condition and our relationships with customers.
We rely upon information technology networks and systems, some of which are outsourced to and managed by third parties, to process, transmit and store electronic information, to manage our data, communications and business processes, including our marketing, sales, manufacturing, procurement, logistics, customer service, accounting and administrative functions. Our reliance on such networks and systems has increased due to many of our employees, and the employees of our customers, suppliers and business partners, working remotely as a result of the COVID-19 pandemic. The use of these networks and systems gives rise to cybersecurity risks, and the risk of other security breaches (including access to or acquisition of supplier, customer, employee or other confidential information).
The theft, destruction, loss, misappropriation, or release of secured data or interference with the networks and systems on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage, which in turn could adversely affect our business, financial condition and results of operations. While we have implemented measures such as implementing cybersecurity policies, training our employee and monitoring our information technology systems, to prevent security breaches, disruptions or other system failures, our preventative measures and incident response efforts may not be entirely effective. The cost to remediate damages to our information technology systems suffered as a result of a cyberattack or other unauthorized access to secured data could be significant.
Cyberattacks have been occurring globally at a more frequent rate and are rapidly and continually evolving, making them more difficult to detect and protect against. While cyber-attackers have threatened and attempt to breach our security and access the information stored in our information systems, no incident has been material or had a material impact on our business or financial condition. There is a risk that we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents. Although we maintain insurance that may, subject to policy terms and conditions, cover certain cyber incidents, it may be insufficient to cover all losses.
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
On May 6, 2020, KKR Fresh Aggregator L.P., a Delaware limited partnership, purchased 500,000 shares of the Company’s Series A convertible preferred stock, par value $0.01 per share (the “Series A Preferred Stock”), which it subsequently transferred to its affiliate, KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), for an aggregate purchase price of $500 million, or $1,000 per share. As a result of its Series A Preferred Stock investment, KKR owns the equivalent of approximately 10% of our Common Stock on an as-converted basis and has the right to designate one director to our board of directors. As a result, KKR may have the ability to influence the outcome of certain matters relating to the Company. Circumstances may occur in which the interests of KKR could conflict with the interests of our other shareholders. For example, the existence of KKR as a significant shareholder and KKR’s board designation rights may have the effect of delaying or preventing changes in control or management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of the Company.

Actions of activist stockholders could adversely impact our business and cause us to incur significant expenses.
We may be subject to actions or proposals from activist stockholders or others that may not be aligned with our long-term strategy or the interests of our other stockholders. On February 15, 2022, Sachem Head Capital Management (“Sachem Head”) issued a press release disclosing its intent to nominate seven directors for election to the Company’s ten-member Board of Directors at the Company’s 2022 annual meeting of stockholders. The Company’s response to suggested actions, proposals, director nominations and/or contests for the election of directors from Sachem Head or other activist stockholders could disrupt our business and operations, divert the attention of our Board of Directors, management and employees and be costly and time‐consuming. Potential actions by Sachem Head or other activist stockholders may interfere with our ability to execute our strategic plans; create perceived uncertainties as to the future direction of our business or strategy; cause uncertainty with our regulators; make it more difficult to attract and retain qualified personnel; and adversely affect our relationships with our existing and potential customers, suppliers and other business partners. Any of the foregoing could adversely impact our business, financial condition and results of operations. Also, we may be required to incur significant fees and expenses related to responding to stockholder activism, including for third-party advisors. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.
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
Some of our facilities and our customers’ and suppliers’ facilities are located in areas that may be subject to extreme, and occasionally prolonged, weather conditions, including hurricanes, tornadoes, blizzards, and extreme cold. Extreme weather conditions, whether caused by global climate change or otherwise, may interrupt our operations in such areas. Furthermore, extreme weather conditions may disrupt critical infrastructure in the United States and interrupt or impede access to our customers’ facilities, reduce the number of consumers who visit our customers’ facilities, interrupt our suppliers’ production or shipments or increase our suppliers’ product costs, all of which could have an adverse effect on our business, financial condition and results of operations.
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
Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of the date of this report, we operated (i) 69 distribution facilities (consisting of more than 19,000,000 square feet), 56 of which are owned, (ii) 80 cash and carry locations (consisting of more than 1,900,000 square feet), all of which are leased, and (iii) 14 broadline support business production facilities (consisting of more than 900,000 square feet), 9 of which are owned. The leases related to these facilities expire at various dates from 2022 to 2040, although some provide options for us to renew. The table below lists the aggregate square footage, by state for these operating facilities.

Location	Number of Facilities	Square Feet
Alabama	2	458,304
Alaska	1	131,285
Arizona	4	493,116
Arkansas	1	135,009
California	21	2,010,675
Colorado	2	501,427
Connecticut	1	239,899
Florida	5	1,173,162
Georgia	2	691,017
Idaho	6	121,644
Illinois	3	528,295
Indiana	1	233,784
Iowa	1	114,250
Kansas	1	350,859
Louisiana	1	130,200
Michigan	1	276,003
Minnesota	2	414,963
Mississippi	1	287,356
Missouri	3	602,947
Montana	3	239,194
Nebraska	2	246,430
Nevada	5	872,110
New Hampshire	1	533,237
New Jersey	3	1,073,375
New Mexico	1	133,486
New York	3	388,683
North Carolina	3	1,001,423
North Dakota	2	221,314
Ohio	3	501,894
Oklahoma	2	345,559
Oregon	22	775,146
Pennsylvania	4	977,719
South Carolina	5	1,370,311
Tennessee	2	602,270
Texas	5	1,011,501
Utah	2	288,834
Virginia	2	830,798
Washington	32	1,476,983
West Virginia	1	220,537
Wisconsin	1	172,826
Total	163	22,177,825

Owned		15,878,787	72%
Leased		6,299,038	28%
In addition, we leased our corporate headquarters in Rosemont, Illinois (consisting of more than 250,000 square feet) and our shared services center in Tempe, Arizona (consisting of more than 100,000 square feet). We believe that, in the aggregate, our real estate is suitable and adequate to serve the needs of our business.

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
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock and Stockholders
Our common stock began trading publicly on the New York Stock Exchange (“NYSE”) under the symbol “USFD” as of May 26, 2016. Prior to that time, there was no public market for our common stock. There were 22,142 holders of record of our common stock as of February 11, 2022. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
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
During the 52 weeks ended January 1, 2022, the Company’s Board of Directors declared dividends on the shares of the Series A Preferred Stock outstanding as of the respective record dates. On March 31, 2021, the Company paid a dividend on the shares of the Series A Preferred Stock in the form of 9,154 shares of Series A Preferred Stock, plus a de minimis amount in cash in lieu of fractional shares. The value of the dividend-in-kind paid by the Company was $15 million. On June 30, 2021, September 30, 2021, and December 31, 2021, the Company paid cash dividends in the aggregate of $28 million on the shares of the Series A Preferred Stock. See Note 14, Convertible Preferred Stock, in our consolidated financial statements for further information.

Stock Performance Graph
The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 Index and the S&P 500 Food and Staples Retailing Index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of such indices on December 31, 2016 and the reinvestment of dividends, as applicable. Performance data for the Company, the S&P 500 Index and the S&P 500 Food and Staples Retailing Index is provided as of the last trading day of each of our last five fiscal years.

Stock Performance
US Foods Holding Corp.
S&P 500
S&P Food and Staples Retailing
Index Value
$250
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$233
$220
$127
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22

	12/31/16	12/30/17	12/29/18	12/28/19	01/02/21	01/01/22
US Foods Holding Corp.	$100	$116	$115	$152	$121	$127
S&P 500	100	122	116	153	181	233
S&P Food and Staples Retailing Index	100	124	124	157	186	220

Item 6.    Selected Financial Data
Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand the Company, our financial condition and results of operations and our present business environment. It should be read together with our consolidated financial statements and related notes contained elsewhere in this Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed in “Non-GAAP Reconciliations” below.
The following includes a comparison of our consolidated results of operations for fiscal years 2021 and 2020. For a comparison of our consolidated results of operations for fiscal years 2020 and 2019, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC on February 16, 2021.
COVID-19
Our operations, our industry and the U.S. economy continue to be disrupted by the COVID-19 pandemic and related supply chain disruptions and labor shortages. The timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the rate of vaccination, the emergence and severity of COVID-19 variants, the continued effectiveness of the vaccines against those variants, the frequency of booster vaccinations and the duration and implications of continued restrictions and safety measures.
Impact of COVID-19 on Our Business
We continue to actively monitor the impacts of the COVID-19 pandemic on all aspects of our business including related actions taken by government authorities. We saw improvement in Net sales and total case volumes during fiscal year 2021 coinciding with declining infection rates and loosening of indoor dining restrictions and other safety measures. Overall demand started to return to pre-COVID-19 levels at times during 2021; however, full year case volumes remained lower than pre-COVID-19 levels.
Economic and operating conditions for our business have improved in each quarter of 2021 as compared to the fourth quarter of 2020. However, uncertainty around the pandemic persists and, as a result, we and the industry may continue to face pandemic-related challenges, such as the recent Omicron variant and related case increases, as the recovery continues, such as constraints on the availability of product supply, increased product and logistics costs, labor shortages, inflation and shifts in the buying patterns of our customers. Therefore, we are unable to predict the duration and extent to which the pandemic will continue to impact our results of operations. We are optimistic about the long-term prospects for our business. US Foods operates in a large and essential industry with a highly diversified set of end consumers.
As one of the largest companies in our industry, we believe we are well positioned for long-term success as the fragmented nature of our industry and the current environment create new opportunities for companies with the size and resources of US Foods. We believe we are differentiated from many of our competitors on a number of fronts including our national footprint, multi-channel platform, strong technology capabilities and value-added service offerings, all of which allowed us to continue to serve our customers during the challenges created by the COVID-19 pandemic. Our product development efforts continue to deliver product innovations that resonate with our customers.
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
Fiscal Year 2021 Highlights
Financial Highlights—Total case volume increased 16.9% and independent restaurant case volume increased 28.0% in fiscal year 2021. Excluding the impact of the extra week in fiscal year 2020, total case volume increased 18.8% and independent restaurant case volume increased 30.2% in fiscal year 2021. Net sales increased $6,602 million, or 28.8%, in fiscal year 2021 primarily due to volume improvements commensurate with easing of COVID-19 restrictions on our customers, year-over-year inflation in multiple product categories, and the acquisition of Smart Foodservice. The increase in Net sales due to the contributions from the Smart Foodservice acquisition, which was acquired on April 24, 2020, contributed Net sales of $1,183 million and $759 million for fiscal years 2021 and 2020, respectively.
Gross profit increased $936 million, or 25.2%, to $4,655 million in fiscal year 2021, primarily as a result of the increase in Net sales, pricing optimization, inflation in multiple categories, and the acquisition of Smart Foodservice. These increases in gross profit were partially offset by unfavorable year-over-year last-in first-out (“LIFO”) adjustments. As a percentage of Net sales, gross profit was 15.8% in fiscal year 2021, compared to 16.3% in fiscal year 2020.
Total operating expenses increased $435 million, or 11.5%, to $4,231 million in fiscal year 2021. The increase was primarily due to higher supply chain labor costs and increased non-labor distribution costs related to increased sales volume due to the recovery. The increase in total operating expenses was also due to the inclusion of operating expenses from the Smart Foodservice acquisition.
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

Results of Operations
The following table presents selected consolidated results of operations of our business for fiscal years 2021, 2020 and 2019:

	Fiscal Year
	2021	2020	2019
	(in millions)
Consolidated Statements of Operations:
Net sales	$29,487	$22,885	$25,939
Cost of goods sold	24,832	19,166	21,352
Gross profit	4,655	3,719	4,587
Operating expenses:
Distribution, selling and administrative costs	4,220	3,757	3,888
Restructuring costs and asset impairment charges	11	39	—
Total operating expenses	4,231	3,796	3,888
Operating income (loss)	424	(77)	699
Other (income) expense—net	(26)	(21)	4
Interest expense—net	213	238	184
Loss on extinguishment of debt	23	—	—
Income (loss) before income taxes	214	(294)	511
Income tax provision (benefit)	50	(68)	126
Net income (loss)	164	(226)	385
Series A Preferred Stock dividends	(43)	(28)	—
Net income (loss) available to common shareholders	$121	$(254)	$385
Net income (loss) per share:
Basic	$0.55	$(1.15)	$1.77
Diluted	$0.54	$(1.15)	$1.75
Weighted-average number of shares used in per share amounts:
Basic	222	220	218
Diluted	225	220	220
Percentage of Net Sales:
Gross profit	15.8%	16.3%	17.7%
Operating expenses	14.3%	16.6%	15.0%
Operating income (loss)	1.4%	(0.3)%	2.7%
Net income (loss)	0.6%	(1.0)%	1.5%
Adjusted EBITDA(1)	3.6%	2.8%	4.6%
Other Data:
Cash flows—operating activities	$419	$413	$760
Cash flows—investing activities	(262)	(1,110)	(1,987)
Cash flows—financing activities	(837)	1,427	1,220
Capital expenditures	274	189	258
EBITDA(1)	805	366	1,057
Adjusted EBITDA(1)	1,057	648	1,194
Adjusted net income (1)	388	48	523
Free cash flow(2)	145	224	502
(1)    EBITDA is defined as net income (loss), plus interest expense—net, income tax provision (benefit), and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (1) restructuring costs and asset impairment charges; (2) share-based compensation expense; (3) the non-cash impact of LIFO reserve adjustments; (4) loss on extinguishment of debt; (5) pension settlements; (6) business transformation costs; and (7) other gains, losses, or costs as specified in the agreements governing our indebtedness. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Annual Report are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	Fiscal Year
	2021	2020	2019
	(in millions)
Net income (loss) available to common shareholders	$121	$(254)	$385
Series A Preferred Stock dividends (see Note 14)	(43)	(28)	—
Net income (loss)	164	(226)	385
Interest expense—net	213	238	184
Income tax provision (benefit)	50	(68)	126
Depreciation expense	323	343	311
Amortization expense	55	79	51
EBITDA	805	366	1,057
Adjustments:
Restructuring costs and asset impairment charges(1)	11	39	—
Share-based compensation expense(2)	48	40	32
LIFO reserve adjustment(3)	165	25	22
Loss on extinguishment of debt(4)	23	—	—
Pension settlements(5)	—	—	12
Business transformation costs(6)	22	22	9
COVID-19 bad debt (benefit) expense(7)	(15)	47	—
COVID-19 product donations and inventory adjustments(8)	—	50	—
COVID-19 other related expenses(9)	3	13	—
Business acquisition and integration related costs and other(10)	(5)	46	62
Adjusted EBITDA	1,057	648	1,194
Depreciation expense	(323)	(343)	(311)
Interest expense—net	(213)	(238)	(184)
Income tax provision, as adjusted(11)	(133)	(19)	(176)
Adjusted net income(12)	$388	$48	$523
Cash flow
Cash flows from operating activities	$419	$413	$760
Capital expenditures	(274)	(189)	(258)
Free cash flow	$145	$224	$502
(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the non-cash impact of LIFO reserve adjustments.
(4)    Includes early redemption premium and the write-off of certain pre-existing debt issuance costs. See Note 11, Debt, in our consolidated financial statements for additional information.
(5)    Consists of settlement costs resulting from payments to settle benefit obligations with participants in our defined benefit pension plan. See Note 18, Retirement Plans, in our consolidated financial statements for a further description of the pension settlement costs for fiscal year 2019.
(6)    Consists primarily of costs related to significant process and systems redesign across multiple functions.
(7)    Includes the changes in the reserve for doubtful accounts expense reflecting the collection risk associated with our customer base as a result of the COVID-19 pandemic.
(8) Includes COVID-19 related expenses related to inventory adjustments and product donations.
(9) Includes COVID-19 related costs that we are permitted to add back under certain agreements governing our indebtedness.
(10)    Includes: (i) aggregate acquisition and integration related costs of $22 million, $45 million and $52 million for fiscal years 2021, 2020 and 2019, respectively; (ii) favorable legal settlement recoveries of $29 million for fiscal year 2021; and (iii) other gains, losses or costs that we are permitted to add back for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
(12) Effective as of the first quarter 2021, we have presented Adjusted net income. Previously, we presented Adjusted net income (loss) available to common shareholders.

A reconciliation between the GAAP income tax provision (benefit) and the income tax provision, as adjusted, is as follows:

	Fiscal Year
	2021	2020	2019
	(in millions)
GAAP income tax provision (benefit)	$50	$(68)	$126
Tax impact of pre-tax income adjustments	74	92	47
Discrete tax items	9	(5)	3
Income tax provision, as adjusted	$133	$19	$176

Comparison of Results
Fiscal Years Ended January 1, 2022 and January 2, 2021
Highlights
•Total case volume increased 16.9% and independent restaurant case volume increased 28.0% in fiscal year 2021. Excluding the impact of the extra week in fiscal year 2020, total case volume increased 18.8% and independent restaurant case volume increased 30.2% in fiscal year 2021.
•Net sales increased $6,602 million, or 28.8% compared to $29,487 million in fiscal year 2021.
•Operating income was $424 million in fiscal year 2021, compared to an operating loss of $77 million in fiscal year 2020. As a percentage of net sales, operating income was 1.4% in fiscal year 2021, and operating loss was 0.3% in fiscal year 2020.
•Net income was $164 million in fiscal year 2021, compared to a net loss of $226 million in fiscal year 2020.
•Adjusted EBITDA increased $409 million, or 63.1%, to $1,057 million in fiscal year 2021. As a percentage of net sales, Adjusted EBITDA was 3.6% in fiscal year 2021, as compared to 2.8% in fiscal year 2020.
Net Sales
Total case volume increased 16.9% and independent restaurant case volume growth of 28.0% in fiscal year 2021. Excluding the impact of the extra week in fiscal year 2020, total case volume increased 18.8% in fiscal year 2021. Organic case volume increased 14.8% and organic independent restaurant case volume increased 25.1% in fiscal year 2021. Excluding the impact of the extra week in fiscal year 2020, organic case volume increased 16.6% and organic independent restaurant case volume increased 27.1% in fiscal year 2021. The organic case volume increases were primarily driven by increased leisure and business travel and increased restaurant traffic due to eased Covid-19 related restrictions on our customers. Overall case volume increases were also due to the impact of the Smart Foodservice acquisition.
Net sales increased $6,602 million, or 28.8%, to $29,487 million in fiscal year 2021, comprised of a $3,876 million, or 16.9%, increase in total case volume and a $2,726 million, or 11.9%, increase in the overall Net sales rate per case. The increase in Net sales rate per case primarily reflects a year-over-year average inflation increase of 8.9% in multiple product categories including poultry, beef, disposables and pork, as well as favorable changes in our product mix. The year-over-year increase in inflation benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost. Organic sales of private brands represented approximately 34% of Net sales in both 2021 and 2020. The increase in Net sales was also due to contributions from the Smart Foodservice acquisition. Smart Foodservice contributed Net sales of $1,183 million in 2021 compared to $759 million in 2020.
Gross Profit
Gross profit increased $936 million, or 25.2%, to $4,655 million in fiscal year 2021, primarily as a result of the increase in Net sales, pricing optimization, inflation in multiple categories, and $50 million of COVID-19 related product donations and inventory adjustments in fiscal year 2020. These increases in gross profit were partially offset by unfavorable year-over-year LIFO adjustments primarily due to inflation. Our LIFO method of inventory costing resulted in expense of $165 million in fiscal year 2021, compared to expense of $25 million in fiscal year 2020. Gross profit as a percentage of net sales was 15.8% in fiscal year 2021, compared to 16.3% in fiscal year 2020, primarily driven by our increase in LIFO expense in fiscal year 2021 as compared to fiscal year 2020.

Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring costs and asset impairment charges, increased $435 million, or 11.5%, to $4,231 million in fiscal year 2021. Operating expenses as a percentage of net sales were 14.3% in fiscal year 2021, compared to 16.6% in fiscal year 2020. The increase in operating expenses is primarily due to higher supply chain labor costs and non-labor distribution costs, attributable to increased sales volume and wage inflation as compared to the prior year period. These increases in operating expenses were partially offset by an $87 million lower provision for doubtful accounts during fiscal year 2021, cost savings initiated in 2020 and favorable legal settlement recoveries of $29 million in fiscal year 2021.
Operating Income (Loss)
Our operating income was $424 million in fiscal year 2021, compared to an operating loss of $77 million in fiscal year 2020. Operating income as a percentage of Net sales was 1.4% in fiscal year 2021, while operating loss as a percentage of Net sales was 0.3% in fiscal year 2020. The increase in operating income was due to the factors discussed in the relevant sections above.
Other (Income) Expense—Net
Other (income) expense—net includes components of net periodic benefit costs (credits), exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $26 million and $21 million fiscal years 2021 and 2020, respectively. The increase in other income—net in 2021 is primarily due to the improved funded status of our defined benefit pension plan compared to fiscal year 2020.
Interest Expense—Net
Interest expense—net decreased $25 million in fiscal year 2021, primarily due to a decrease in outstanding debt and reduced interest rates in fiscal year 2021 compared to fiscal year 2020.
Income Taxes
Our effective income tax rate for fiscal year 2021 of 23% varied from the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included an aggregate tax benefit of $10 million consisting of a tax benefit of $2 million related to a decrease in an unrecognized tax benefit and a tax benefit of $8 million, primarily related to excess tax benefits associated with share-based compensation.
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
Net Income (Loss)
Our net income was $164 million in fiscal year 2021, compared to a net loss of $226 million in fiscal year 2020. The increase in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of January 1, 2022, the Company had approximately $1.9 billion in cash and available liquidity.
Indebtedness
The aggregate carrying value of our indebtedness was $5,011 million, net of $56 million of unamortized deferred financing costs, as of January 1, 2022.
On February 4, 2021, we issued $900 million aggregate principal amount of 4.75% Senior Notes due 2029 (the “Unsecured Senior Notes due 2029”), the proceeds of which were used, together with cash on hand, to (i) redeem all of the Company's then outstanding 5.875% Unsecured Senior Notes due 2024 (the “Unsecured Senior Notes due 2024”), (ii) repay all of the then outstanding borrowings under the incremental senior secured term loan maturing on April 24, 2025 (the “2020 Incremental Term Loan”) and (iii) pay related fees and expenses. The Unsecured Senior Notes due 2029 had an outstanding balance of $892 million, net of $8 million of unamortized deferred financing costs, as of January 1, 2022.
On November 22, 2021, we (i) issued $500 million aggregate principal amount of 4.625% Senior Notes due 2030 (the “Unsecured Senior Notes due 2030”) and (ii) entered into a new incremental senior secured term “B” loan facility in an aggregate principal amount of $900 million (the “2021 Incremental Term Loan Facility”) pursuant to a Ninth Amendment to the Amended and Restated Term Loan Credit Agreement, dated as of June 27, 2016 (as amended, the “Term Loan Credit Agreement”). The net proceeds from the Unsecured Senior Notes due 2030, together with the borrowings under the 2021 Incremental Term Loan Facility and approximately $400 million of cash on hand were used to repay the senior secured term loan maturing on June 27, 2023 (the “Initial Term Loan Facility”) and to pay related fees and expenses. The Unsecured Senior Notes due 2030 had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs, as of January 1, 2022. The 2021 Incremental Term Loan Facility had a carrying value of $893 million, net of $7 million of unamortized deferred financing costs, as of January 1, 2022.
We had no outstanding borrowings and had issued letters of credit totaling $268 million under the ABL Facility as of January 1, 2022. There was remaining capacity of $1,722 million under the ABL Facility based on our borrowing base as of January 1, 2022.
The incremental senior secured term loan borrowed in September 2019 (the “2019 Incremental Term Loan Facility”) had a carrying value of $1,442 million, net of $25 million of unamortized deferred financing costs, as of January 1, 2022.
The Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Notes”) had a carrying value of $989 million, net of $11 million of unamortized deferred financing costs, as of January 1, 2022. We also had $292 million of obligations under financing leases for transportation equipment and building leases as of January 1, 2022.
The ABL Facility will mature in 2024. The 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility will mature in 2026 and 2028, respectively. As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our available liquidity and capital resources.
We believe that the combination of cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. For additional information, see Item 1A of Part I, “Risk Factors-Risks Relating to Our Indebtedness.” USF had approximately $1.4 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of January 1, 2022.
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
See Note 11, Debt, in our consolidated financial statements for a further description of our indebtedness.

Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for fiscal years 2021 and 2020:

	Fiscal Year
	2021	2020
	(in millions)
Net income (loss)	$164	$(226)
Changes in operating assets and liabilities	(230)	154
Other adjustments	485	485
Net cash provided by operating activities	419	413
Net cash used in investing activities	(262)	(1,110)
Net cash provided by financing activities	(837)	1,427
Net (decrease) increase in cash, cash equivalents and restricted cash	(680)	730
Cash, cash equivalents and restricted cash—beginning of year	828	98
Cash, cash equivalents and restricted cash—end of year	$148	$828

Operating Activities
Cash flows provided by operating activities increased $6 million to $419 million in fiscal year 2021. The Company’s working capital requirements increased in fiscal year 2021 in line with the recovery of sales volumes. Net cash provided by operating activities in fiscal year 2020 benefited from a reduction in working capital needs, primarily related to reduced sales volumes caused by the COVID-19 pandemic.
Investing Activities
Cash flows used in investing activities in fiscal years 2021 and 2020 included cash expenditures of $274 million and $189 million, respectively, on investments in information technology, new construction and/or expansion of distribution facilities, and property and equipment for fleet replacement. Cash flows used in investing activities in fiscal year 2020 also included the $972 million cash purchase price for the acquisition of Smart Foodservice.
We expect total cash capital expenditures in fiscal year 2022 to be between $280 million and $300 million, exclusive of approximately $110 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used by financing activities in fiscal year 2021 included $122 million of scheduled payments under our term loans pursuant to our Term Loan Credit Agreement (the “Term Loan Facilities”) and financing leases and $2,085 million of voluntary prepayments of the Initial Term Loan Facility. We incurred approximately $18 million of lender fees and third-party costs in connection with our issuance of the Unsecured Notes due 2029, consisting of a $9 million early redemption premium related to the Unsecured Senior Notes due 2024 and $9 million of costs associated with the issuance of the Unsecured Senior Notes due 2029, which were capitalized as deferred financing costs. We incurred $12 million of cost associated with the issuance of the Unsecured Senior Notes due 2030 and the 2021 Incremental Term Loan Facility, which were capitalized as deferred financing costs. Cash flows used by financing activities in fiscal year 2021 also included $28 million of Series A Preferred Stock dividends.
Cash flows provided by financing activities in fiscal year 2021 included aggregate borrowings of $900 million under the Unsecured Senior Notes due 2029, $900 million under the 2021 Incremental Term Loan Facility and $500 million under the Unsecured Senior Notes due 2030. We used the proceeds from the issuance of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the then outstanding Unsecured Senior Notes due 2024 and repay all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility. We used proceeds from the issuance of the 2021 Incremental Term Loan Facility and Unsecured Senior Notes due 2030, along with cash on hand to repay all of the then outstanding borrowings under the Initial Term Loan Facility. Cash flows provided by financing activities in fiscal year 2021 also included $20 million of proceeds received from stock purchases under our employee stock purchase plan and $15 million of proceeds from the exercise of employee stock options, which were offset by $14 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows provided by financing activities in fiscal year 2020 included aggregate borrowings of $700 million under the 2020 Incremental Term Loan Facility, the proceeds of which were used to finance, in part, the Smart Foodservice acquisition; $1.0 billion of gross proceeds from the issuance of the Secured Notes; and $500 million of proceeds, net of $9 million of related fees, from the issuance and sale of 500,000 shares of our Series A Preferred Stock. Cash flows used by financing activities in fiscal year 2020 included $158 million of scheduled payments under our Term Loan Facilities and financing leases. We borrowed an aggregate of $1.0 billion under the ABL Facility and the former accounts receivable financing facility (the “ABS Facility”) in March 2020 for the purposes of increasing cash on hand and to preserve financial flexibility in light of the current economic and business uncertainty resulting from the onset of the COVID-19 pandemic. We used part of the proceeds from the issuance of the Secured Notes to repay $400 million of borrowings under the 2020 Incremental Term Loan Facility, and we used $542 million of cash on hand to repay all of our outstanding borrowings under the ABS Facility, which we then subsequently terminated. We incurred approximately $33 million of lender fees and third-party costs in connection with the aforementioned financing transactions. Cash flows from financing activities in fiscal year 2020 also included $18 million of proceeds received from stock purchases under our employee stock purchase plan and $3 million of proceeds from the exercise of employee stock options, which were partially offset by $5 million of employee tax withholdings paid in connection with the vesting of stock awards.
Other Obligations and Commitments
The Company’s cash requirements within the next twelve months include the current portion of long-term debt, accounts payable and accrued liabilities, other current liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through a combination of cash from operations and access to capital from financial markets. Our long-term cash requirements under our various contractual obligations and commitments include:

•Debt, including financing lease obligations – See Note 11, Debt, in our consolidated financial statements for further detail of our debt and the timing of expected future principal payments.

•Operating and finance lease obligations – See Note 17, Leases, in our consolidated financial statements for further detail of our obligations and the timing of expected future payments.

•Pension plans and other postretirement benefit contributions – We sponsor a defined benefit plan that pays benefits to eligible employees at retirement. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. See Note 18, Retirement Plans, in our consolidated financial statements for further detail of our obligations and the timing of expected future payments.

•Self-insured liabilities – We are self-insured for general liability, fleet liability and workers’ compensation claims. Claims in excess of certain levels are insured by external parties. See Note 12, Accrued Expenses and Other Long-Term Liabilities, in our consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.

•Purchase and Other Obligations – The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. Purchase obligations also include amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2025. See Note 22, Commitments and Contingencies, in our consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.

We believe the following sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

•Our cash flow from operations;
•The availability of additional capital under our existing ABL Facility; and
•Our availability to access capital from financial markets.
Retirement Plans
We sponsor a defined benefit plan that pays benefits to eligible participants at retirement. Only certain union associates are eligible to participate and continue to accrue benefits under the plan per the collective bargaining agreements. The plan is closed and frozen to all other employees. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. We did not make significant contributions to the Company-sponsored defined benefit and other postretirement plans in fiscal years 2021 and 2020, and we do not expect to make significant contributions in fiscal year 2022.
Certain employees are eligible to participate in our 401(k) savings plan. We made employer matching contributions to the 401(k) plan of $52 million and $47 million in fiscal years 2021 and 2020, respectively.
We also are required to contribute to various multiemployer pension plans under the terms of certain of our CBAs. Our contributions to these plans were $43 million and $44 million in fiscal years 2021 and 2020, respectively.
Off-Balance Sheet Arrangements
We had entered into $268 million of letters of credit, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs, under the ABL Facility as of January 1, 2022.
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
Valuation of Goodwill and Other Intangible Assets
Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with each acquisition. Other intangible assets include customer relationships, amortizable trade names, non-

compete agreements, the brand names comprising our portfolio of private brands, and trademarks. We assess goodwill and other intangible assets with indefinite lives for impairment each year, or more frequently if events or changes in circumstances indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment as of the beginning of each fiscal third quarter. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable.
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 24, Business Information, in our consolidated financial statements. Our fiscal year 2021 assessment for impairment of goodwill was performed using a qualitative approach to determine, as of the date of the assessment, whether it was more likely than not that the fair value of goodwill was less than its carrying value. In performing the qualitative assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based on our qualitative fiscal year 2021 annual impairment analysis for goodwill, we concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value.
Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a relief from royalty method, including key assumptions such as the long-term growth rates of future revenues, the royalty rate for such revenue, and a discount rate. The fair value of each intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.
During fiscal year 2021, the Company implemented rebranding initiatives related to the integration of a trade name acquired as part of the 2019 Food Group acquisition. As a result of the rebranding initiatives, the Company recognized an impairment charge of $7 million, which was included in restructuring costs and asset impairment charges in the Company's Consolidated Statements of Comprehensive Income. During 2020, the Company also recognized $9 million of asset impairment charges related to COVID-19’s adverse impacts on the fair value of certain trade names acquired as part of the 2019 Food Group acquisition.
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
An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. We adjust the amounts recorded for uncertain tax positions when our judgment changes as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. The Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $17 million in the next 12 months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. Our uncertain tax positions contain uncertainties because management is required to make assumptions and to apply judgment in estimating the exposures associated with our various filing positions. We believe that the judgments and estimates discussed herein are reasonable; however, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which an uncertain tax position has been established, or pay amounts in excess of recorded positions, our effective income tax rate could be materially affected. An unfavorable tax settlement would generally require use of our cash and may result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.

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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that position. We have in the past entered into interest rate swap agreements to limit our exposure to variable interest rate terms on certain borrowings under our Initial Term Loan Facility, however, our remaining interest rate swap agreements expired on July 31, 2021.

Approximately 47% of the principal amount of our debt bore interest at floating rates based on LIBOR or an alternative base rate, as defined in our credit agreements, as of January 1, 2022. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $24 million per year (see Note 11, Debt, in our consolidated financial statements). On March 5, 2021, the IBA, the administrator of LIBOR, announced that it will cease publication of U.S. dollar LIBOR tenors as of June 30, 2023 (instead of December 31, 2021), for the most common tenors (overnight and one, three, six and twelve months) and it will cease publication of U.S. dollar LIBOR tenors for less common tenors (one week and two months) as well as all tenors of non-U.S. dollar LIBOR as of December 31, 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
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
Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and assessing fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of January 1, 2022, we had diesel fuel forward purchase commitments totaling $33 million, which fix approximately 19% of our projected diesel fuel purchase needs through March 2023. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $17 million in additional fuel cost on uncommitted volumes through March 2023.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Foods Holding Corp. and subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for each of the three fiscal years in the period ended January 1, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
The Company receives rebates and incentives from certain suppliers, primarily through purchase-based programs. Consideration earned under these incentives is estimated during the year based on purchasing activity, as obligations under the program are fulfilled primarily as products are purchased. Consideration is typically received in the form of invoice reductions to be applied against the amounts owed to the Company’s vendors, or less often in the form of cash payments. The purchase-based incentives are recorded as a reduction to inventory as they are earned based on inventory purchases. As the related inventory is sold, the amounts are recorded as a reduction to cost of goods sold.
Total vendor receivables were $145 million at January 1, 2022. Although many of these incentives are under long-term agreements others are negotiated on an annual basis or shorter.
We identified vendor consideration as a critical audit matter due to the extent of audit effort required to evaluate whether vendor consideration is recorded in accordance with the terms of the vendor agreements.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the vendor agreements included the following, among others:
•We tested the effectiveness of controls over vendor consideration including management’s controls over the calculation of the amount recorded and the accuracy of the agreement information input in the system utilized to calculate the amount of vendor consideration recorded.

•We selected a sample of vendor consideration recorded and (1) confirmed the amount recorded directly with the vendors or (2) recalculated vendor consideration amounts recorded by the Company using the terms of the executed vendor agreement

•We selected a sample of inventory on hand and evaluated whether the related vendor consideration was properly recognized at and during the period ended January 1, 2022.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 17, 2022

We have served as the Company's auditor since 2006.

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	January 1, 2022	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$148	$828
Accounts receivable, less allowances of $33 and $67	1,469	1,084
Vendor receivables, less allowances of $7 and $5	145	121
Inventories—net	1,686	1,273
Prepaid expenses	120	132
Assets held for sale	8	1
Other current assets	18	26
Total current assets	3,594	3,465
Property and equipment—net	2,033	2,021
Goodwill	5,625	5,637
Other intangibles—net	830	892
Deferred tax assets	8	1
Other assets	431	407
Total assets	$12,521	$12,423
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$183	$136
Accounts payable	1,662	1,218
Accrued expenses and other current liabilities	610	497
Current portion of long-term debt	95	131
Total current liabilities	2,550	1,982
Long-term debt	4,916	5,617
Deferred tax liabilities	307	270
Other long-term liabilities	479	505
Total liabilities	8,252	8,374
Commitments and contingencies (Note 22)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 issued and outstanding as of January 1, 2022 and January 2, 2021	534	519
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 223 and 221 issued and outstanding as of January 1, 2022 and January 2, 2021, respectively	2	2
Additional paid-in capital	2,970	2,901
Retained earnings	782	661
Accumulated other comprehensive loss	(19)	(34)
Total shareholders’ equity	3,735	3,530
Total liabilities, mezzanine equity and shareholders' equity	$12,521	$12,423

See Notes to Consolidated Financial Statements.

`

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$29,487	$22,885	$25,939
Cost of goods sold	24,832	19,166	21,352
Gross profit	4,655	3,719	4,587
Operating expenses:
Distribution, selling and administrative costs	4,220	3,757	3,888
Restructuring costs and asset impairment charges	11	39	—
Total operating expenses	4,231	3,796	3,888
Operating income (loss)	424	(77)	699
Other (income) expense—net	(26)	(21)	4
Interest expense—net	213	238	184
Loss on extinguishment of debt	23	—	—
Income (loss) before income taxes	214	(294)	511
Income tax provision (benefit)	50	(68)	126
Net income (loss)	164	(226)	385
Other comprehensive income (loss)—net of tax:
Changes in retirement benefit obligations	10	23	45
Recognition of interest rate swaps	5	(3)	(15)
Comprehensive income (loss)	$179	$(206)	$415
Net income (loss)	$164	$(226)	$385
Series A convertible preferred stock dividends	(43)	(28)	—
Net income (loss) available to common shareholders	$121	$(254)	$385
Net income (loss) per share:
Basic	$0.55	$(1.15)	$1.77
Diluted	$0.54	$(1.15)	$1.75
Weighted-average common shares outstanding
Basic	222	220	218
Diluted	225	220	220

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE-December 29, 2018	217	$2	$2,780	$531	$(84)	$3,229
Share-based compensation expense	—	—	32	—	—	32
Proceeds from employee stock purchase plan	1	—	19	—	—	19
Exercise of stock options	2	—	19	—	—	19
Tax withholding payments for net share-settled equity awards	—	—	(5)	—	—	(5)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	45	45
Recognition of interest rate swaps, net of income tax	—	—	—	—	(15)	(15)
Net income	—	—	—	385	—	385
BALANCE-December 28, 2019	220	$2	$2,845	$916	$(54)	$3,709
Share-based compensation expense	—	—	40	—	—	40
Proceeds from employee stock purchase plan	1	—	18	—	—	18
Exercise of stock options	—	—	3	—	—	3
Tax withholding payments for net share-settled equity awards	—	—	(5)	—	—	(5)
Series A convertible preferred stock dividends	—	—	—	(28)	—	(28)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	23	23
Recognition of interest rate swaps, net of income tax	—	—	—	—	(3)	(3)
Adoption of ASU 2016-13 (Note 6)	—	—	—	(1)	—	(1)
Net loss	—	—	—	(226)	—	(226)
BALANCE-January 2, 2021	221	$2	$2,901	$661	$(34)	$3,530
Share-based compensation expense	—	—	48	—	—	48
Proceeds from employee stock purchase plan	1	—	20	—	—	20
Vested restricted stock units, net	1	—	—	—	—	—
Exercise of stock options	—	—	15	—	—	15
Tax withholding payments for net share-settled equity awards	—	—	(14)	—	—	(14)
Series A convertible preferred stock dividends	—	—	—	(43)	—	(43)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	10	10
Recognition of interest rate swaps, net of income tax	—	—	—	—	5	5
Net income	—	—	—	164	—	164
BALANCE-January 1, 2022	223	$2	$2,970	$782	$(19)	$3,735

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income (loss)	$164	$(226)	$385
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	378	422	362
Gain on disposal of property and equipment, net	(1)	(17)	(1)
Tangible asset impairment charges	1	3	1
Intangible asset impairment charges	7	9	—
Loss on extinguishment of debt	23	—	—
Amortization of deferred financing costs	15	16	7
Deferred tax provision (benefit)	38	(51)	7
Share-based compensation expense	48	40	32
(Benefit) provision for doubtful accounts	(24)	63	21
Changes in operating assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables	(386)	334	(19)
(Increase) decrease in inventories	(413)	201	16
Decrease (increase) in prepaid expenses and other assets	4	(30)	9
Increase (decrease) in accounts payable and cash overdraft liability	471	(339)	(56)
Increase (decrease) in accrued expenses and other liabilities	94	(12)	(4)
Net cash provided by operating activities	419	413	760
Cash flows from investing activities:
Acquisition of businesses—net of cash	—	(972)	(1,832)
Proceeds from sales of divested assets	5	7	94
Proceeds from sales of property and equipment	7	44	9
Purchases of property and equipment	(274)	(189)	(258)
Net cash used in investing activities	(262)	(1,110)	(1,987)
Cash flows from financing activities:
Proceeds from debt borrowings	2,305	3,645	6,198
Principal payments on debt and financing leases	(3,105)	(2,692)	(4,967)
Net proceeds from issuance of Series A convertible preferred stock	—	491	—
Dividends paid on Series A convertible preferred stock	(28)	—	—
Debt financing costs and fees	(30)	(33)	(44)
Proceeds from employee stock purchase plan	20	18	19
Proceeds from exercise of stock options	15	3	19
Tax withholding payments for net share-settled equity awards	(14)	(5)	(5)
Net cash (used in) provided by financing activities	(837)	1,427	1,220
Net (decrease) increase in cash, cash equivalents and restricted cash	(680)	730	(7)
Cash, cash equivalents and restricted cash—beginning of year	828	98	105
Cash, cash equivalents and restricted cash—end of year	$148	$828	$98
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$185	$216	$173
Income taxes paid (received)—net	1	(1)	137
Property and equipment purchases included in accounts payable	40	21	49
Property and equipment transferred to assets held for sale	11	24	—
Leased assets obtained in exchange for financing lease liabilities	56	73	86
Leased assets obtained in exchange for operating lease liabilities	32	48	39
Cashless exercise of stock options	1	—	1
Paid-in-kind Series A convertible preferred stock dividends	15	28	—
See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data, unless otherwise noted)
1.    OVERVIEW AND BASIS OF PRESENTATION
US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to in these consolidated financial statements and notes as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods Holding Corp. conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”) and its subsidiaries. All of the Company’s indebtedness, as further described in Note 11, Debt, is a direct obligation of USF and its subsidiaries.
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
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended January 1, 2022 and December 28, 2019, also referred to herein as fiscal years 2021 and 2019, respectively, were 52-week fiscal years. The fiscal year ended January 2, 2021, also referred to herein as fiscal year 2020, was a 53-week fiscal year.
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method, except for Smart Foodservice, as further described in Note 5, Business Acquisitions, which uses the retail method of inventory accounting. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. As of January 1, 2022 and January 2, 2021, LIFO reserves in the Company’s Consolidated Balance Sheets were $342 million and $177 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $165 million, $25 million and $22 million in fiscal years 2021, 2020 and 2019, respectively.
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
The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. The reporting unit used in assessing impairment is the Company’s one business segment as described in Note 24, and all goodwill is assigned to the consolidated Company.
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
Share-Based Compensation—The Company measures compensation expense for share-based awards at fair value as of the date of grant, and recognizes compensation expense over the service period for awards expected to vest, and as applicable based upon predetermined financial performance conditions for performance share-based awards. Forfeitures are recognized as incurred. Fair value is the closing price per share for the Company’s common stock as reported on the New York Stock Exchange. Prior to the Company's 2016 initial public offering, the grant date fair value of share-based awards was measured as of the end of each fiscal quarter using the combination of a market and income approach. The fair value was applied to all stock and stock award activity in the subsequent fiscal quarter. Shares issued as a result of stock options exercises will be funded with the issuance of new shares.
Compensation expense related to our employee stock purchase plan, which allows eligible employees to purchase our common stock at a discount of 15% represents the difference between the fair market value as of acquisition date and the employee purchase price.
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
Shipping and Handling Costs—Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative costs. Shipping and handling costs were $2.0 billion, $1.7 billion, and $1.8 billion in fiscal years 2021, 2020 and 2019, respectively.
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
Derivative Financial Instruments—The Company has utilized derivative financial instruments to assist in managing its exposure to variable interest rates on certain borrowings. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company is not currently party to any interest rate swap agreements.
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
Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are invested primarily in money market funds at major financial institutions. The account balances at these institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there may be a concentration of risk related to amounts invested in excess of FDIC insurance coverage. Credit risk related to accounts receivable is dispersed across a significantly large number of customers located throughout the U.S. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable as of January 1, 2022.

3.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, convertible debt will be accounted for as a single liability measured at its amortized cost. Additionally, the new guidance requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. This guidance is effective for fiscal years beginning after December 15, 2021. The Company plans to adopt the provisions of ASU No. 2020-06 at the beginning of the first quarter of fiscal year 2022 and does not expect the provisions of the new standard to materially affect our financial position, results of operation or cash flows.
In October 2021, the FASB issued ASU No. 2021-08 Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Accounting Standards Codification (“ASC”) 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and is to be applied prospectively to business combinations occurring on or after adoption of the new guidance. The Company plans to adopt the provisions of ASU No. 2021-08 at the beginning of the first quarter of fiscal year 2022 and does not expect the provisions of the new standard to materially affect our financial position, results of operation or cash flows.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of January 1, 2022 or January 2, 2021. Customer receivables, which are included in accounts receivable, less allowances for doubtful accounts in the Company’s Consolidated Balance Sheets, were $1.5 billion and $1.1 billion as of January 1, 2022 and January 2, 2021, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these costs associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $27 million and $30 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021, respectively, and $26 million and $27 million included in other assets in the Company’s Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021, respectively.

The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	2021	2020	2019
Meats and seafood	$11,245	$8,131	$9,313
Dry grocery products	4,979	3,931	4,427
Refrigerated and frozen grocery products	4,453	3,583	4,253
Dairy	2,801	2,394	2,685
Equipment, disposables and supplies	3,090	2,455	2,483
Beverage products	1,465	1,186	1,403
Produce	1,454	1,205	1,375
Total Net sales	$29,487	$22,885	$25,939

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
USF financed the Smart Foodservice acquisition with the new $700 million 2020 Incremental Term Loan Facility under the Term Loan Credit Agreement, as further described in Note 11, Debt, and with cash on hand. The assets, liabilities and results of operations of Smart Foodservice have been included in the Company’s consolidated financial statements since the date the acquisition was completed.
The following table summarizes the final purchase price allocation recognized for the Smart Foodservice acquisition as of April 24, 2020. The decrease in goodwill from January 2, 2021 to January 1, 2022 was due to the finalization of deferred income taxes associated with the acquisition in the first quarter of fiscal year 2021.

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
Smart Foodservice acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $15 million and $21 million during fiscal years 2021 and 2020, respectively.
Food Group Acquisition—On September 13, 2019, USF completed the $1.8 billion acquisition of five foodservice companies (the “Food Group”) from Services Group of America, Inc.: Food Services of America, Inc., Systems Services of America, Inc., Amerifresh, Inc., Ameristar Meats, Inc. and GAMPAC Express, Inc. The acquisition of the Food Group expanded the Company’s network in the West and Northwest parts of the U.S.
USF financed the acquisition with the new $1.5 billion 2019 Incremental Term Loan Facility, as further described in Note 11, Debt, and with borrowings under its revolving credit facilities. The assets, liabilities and results of operations of the Food Group have been included in the Company’s consolidated financial statements since the date the acquisition was completed.
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
Food Group acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $7 million, $24 million and $52 million for fiscal years 2021, 2020 and 2019, respectively.
Pro Forma Financial Information—The following table presents the Company’s unaudited pro forma consolidated net sales, net income and earnings per share (“EPS”) for fiscal years 2020 and 2019. The unaudited pro forma financial information presents the combined results of operations as if the acquisitions and related financings of Smart Foodservice and the Food Group had occurred as of December 30, 2018 and December 31, 2017, respectively, which dates represent the first day of the Company’s fiscal year prior to their respective acquisition dates.

	2020 (Unaudited)	2019 (Unaudited)
Pro forma net sales	$23,258	$29,141
Pro forma net (loss) income available to common shareholders	$(225)	$420
Pro forma net income per share:
Basic	$(1.02)	$1.92
Diluted	$(1.02)	$1.91
The unaudited pro forma financial information for fiscal year 2019 presented above excludes the results of operations related to the Divested Assets, as the results of operations related to the Divested Assets were reflected as discontinued operations. Unaudited pro forma net sales, net income and net income per share related to the Divested Assets for fiscal year 2019:

2019 (Unaudited)
Pro forma net sales	$392
Pro forma net income available to common shareholders	$5
Pro forma income per share:
Basic	$0.03
Diluted	$0.02
The unaudited pro forma financial information above includes adjustments for: (1) incremental depreciation expense related to fair value increases of certain acquired property and equipment, (2) amortization expense related to the fair value of amortizable intangible assets acquired, (3) interest expense related to the term loan facilities and revolving credit facilities used to finance the acquisitions, (4) the elimination of acquisition-related costs that were included in the Company’s historical results, and (5) adjustments to the income tax provision based on pro forma results of operations. No effect has been given to potential synergies, operating efficiencies or costs arising from the integration of Smart Foodservice and the Food Group with our previously existing operations or the standalone cost estimates and estimated costs incurred by their former respective parent companies. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the date indicated. Further, the pro forma financial information does not purport to project the Company’s future consolidated results of operations following the acquisitions.
6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Since mid-March 2020, our business has been significantly impacted by the COVID-19 pandemic. Starting in March 2020, in order to reduce the spread of COVID-19 and its variants, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions on businesses, schools and other public gathering spaces, including restaurants and recreational, sporting and other similar venues. Due to the impact that the COVID-19 pandemic was expected to have on our customers, particularly our restaurant and hospitality customers, and to reflect the increased collection risk associated with our customers, we significantly increased our allowance for doubtful accounts during the 13 weeks ended March 28, 2020. Since that initial charge in 2020, due to more favorable than anticipated collections on our pre-COVID-19 accounts receivable, we reduced our allowance for doubtful accounts. All pre-COVID-19 accounts receivable have been collected or written off by the end of fiscal year 2021.
A summary of the activity in the allowance for doubtful accounts for the last three fiscal years is as follows:

	2021	2020	2019
Balance as of beginning of year	$67	$30	$29
(Benefit) Charged to costs and expenses, net	(24)	63	21
Adoption of ASU 2016-13	—	1	—
Customer accounts written off—net of recoveries	(10)	(27)	(20)
Balance as of end of year	$33	$67	$30
This table excludes the vendor receivable related allowance for doubtful accounts of $7 million, $5 million, and $4 million as of January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
At the beginning of fiscal year 2020, the Company adopted the provisions of ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which resulted in the recording of a cumulative-effect adjustment to retained earnings of $1 million.
7.    ASSETS HELD FOR SALE
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
During fiscal year 2021, two excess facilities and vacant land previously held for future use were transferred to assets held for sale. The Company sold one facility for cash proceeds of $4 million, which approximated the carrying value.
During fiscal year 2020, vacant land previously held for future use and two excess facilities were transferred to assets held for sale. The Company sold the vacant land for cash proceeds of $32 million, resulting in a gain on sale of $17 million, which was included in distribution, selling and administrative costs in the Company's Consolidated Statements of Comprehensive Income. The Company also sold the two excess facilities for aggregate cash proceeds of $10 million, which approximated their aggregate carrying values.
The changes in assets held for sale for fiscal years 2021 and 2020 were as follows:

	2021	2020
Balance as of beginning of year	$1	$1
Transfers in	11	24
Assets sold	(4)	(24)
Balance as of end of the year	$8	$1

8.    PROPERTY AND EQUIPMENT
Property and equipment as of January 1, 2022 and January 2, 2021 consisted of the following:

	January 1, 2022	January 2, 2021	Range of Useful Lives
Land	$379	$365
Buildings and building improvements	1,508	1,471	10–40 years
Transportation equipment	1,250	1,181	5–10 years
Warehouse equipment	520	501	5–12 years
Office equipment, furniture and software	933	961	3–7 years
Construction in process	165	108
	4,755	4,587
Less accumulated depreciation and amortization	(2,722)	(2,566)
Property and equipment—net	$2,033	$2,021

Transportation equipment included $537 million and $530 million of financing lease assets as of January 1, 2022 and January 2, 2021, respectively. Buildings and building improvements included $15 million and $30 million of financing lease assets as of January 1, 2022 and January 2, 2021. Accumulated amortization of financing lease assets was $261 million and $244 million as of January 1, 2022 and January 2, 2021, respectively. Interest capitalized was not material in both fiscal years 2021 and 2020.
Depreciation and amortization expense of property and equipment, including amortization of financing lease assets, was $323 million, $343 million and $311 million for fiscal years 2021, 2020 and 2019, respectively.
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
Customer relationships, amortizable trade names and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, amortizable trade names and noncompete agreements are amortized over the estimated useful lives (which range from approximately 1 to 15 years). Amortization expense was $55 million, $79 million and $51 million for fiscal years 2021, 2020 and 2019, respectively. The weighted-average remaining useful life of all definite lived intangibles was approximately ten years as of January 1, 2022. Amortization of these definite lived intangible assets is estimated to be $45 million for fiscal year 2022, $44 million for each of fiscal years 2023, 2024, 2025 and 2026, and $338 million in the aggregate thereafter.

Goodwill and other intangibles—net consisted of the following:

	January 1, 2022	January 2, 2021
Goodwill	$5,625	$5,637
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$655	$725
Accumulated amortization	(99)	(119)
Net carrying value	556	606
Trade names—amortizable:
Gross carrying amount	4	15
Accumulated amortization	(1)	(11)
Net carrying value	3	4
Noncompete agreements—amortizable:
Gross carrying amount	3	3
Accumulated amortization	(3)	(2)
Net carrying value	—	1
Brand names and trademarks—not amortizing	271	281
Total other intangibles—net	$830	$892

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
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 24, Business Information. The Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as market conditions, macroeconomic, and industry, as well as entity-specific factors, such as actual and planned financial performance. Based upon the Company’s qualitative fiscal 2021 annual goodwill impairment analysis, the Company concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value and there is no risk of impairment.
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
During fiscal year 2021, the Company implemented rebranding initiatives related to the integration of a trade name acquired as part of the 2019 Food Group acquisition. As a result of the rebranding initiatives, the Company recognized an impairment charge of $7 million, which was included in restructuring costs and asset impairment charges in the Company’s Consolidated Statements of Comprehensive Income. The remaining carrying value of the acquired trade name of $3 million was reclassified to trade names—amortizable and will be amortized with an estimated remaining useful life of 10 years. Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of the Company’s impairment analysis in future periods. No other impairments were noted as part of the annual impairment assessment for fiscal year 2021.
Due to the adverse impacts of the COVID-19 pandemic in fiscal year 2020 on forecasted earnings and the discount rate utilized in our valuation models, the Company recognized impairment charges of $9 million related to two trade names acquired as part of the Food Group acquisition, which was included in restructuring costs and asset impairment charges in fiscal year 2020 in the Company's Consolidated Statements of Comprehensive Income.
The decrease in goodwill as of January 1, 2022 is attributable to the finalization of the purchase price allocation recognized for the Smart Foodservice acquisition, as described in Note 5, Business Acquisitions. The net decrease in the gross carrying amount of customer relationships as of January 1, 2022 is attributable to the write-off of fully amortized intangible assets related to certain 2016 and 2017 business acquisitions. The net decrease in the gross carrying amount of amortizable trade names is attributable to the write-off of the fully amortized trade name related to the Smart Foodservice acquisition, when Smart Foodservice® warehouse stores were rebranded to CHEF'STORE® in March 2021, partially offset by the aforementioned reclassification of the remaining carrying value of the trade name acquired with the Food Group acquisition. The net decrease in the gross carrying amount of brand names and trademarks—not amortizing is primarily due to the aforementioned impairment of the trade name acquired with the Food Group acquisition with the remaining balance being reclassified to trade names—amortizable.
10.    FAIR VALUE MEASUREMENTS
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
The Company’s assets and liabilities measured at fair value on a recurring basis as of January 1, 2022 and January 2, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	January 1, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$99	$—	$—	$99

	January 2, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$696	$—	$—	$696
Liabilities
Interest rate swaps	$—	$5	$—	$5
There were no significant assets or liabilities on the Company's Consolidated Balance Sheets measured at fair value on a nonrecurring basis, except as further disclosed in Note 9, Goodwill and Other Intangibles.

Recurring Fair Value Measurements
Money Market Funds
Money market funds include highly liquid investments with an original maturity of three or fewer months. These funds are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. As of January 1, 2022, the Company had no outstanding interest rate swap agreements.
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
These interest rate swap agreements expired on July 31, 2021. Through the term of the swap agreements, the Company paid an aggregate effective rate of 3.45% on the notional amount of the Initial Term Loan Facility covered by the interest rate swap agreements, comprised of a rate of 1.70% plus a spread of 1.75% (see Note 11, Debt).
Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the fiscal year ended January 1, 2022
Interest rate swaps	$—	Interest expense—net	$5
For the fiscal year ended January 2, 2021
Interest rate swaps	$(8)	Interest expense—net	$5
For the fiscal year ended December 28, 2019
Interest rate swaps	$(10)	Interest expense—net	$(5)

Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $5.1 billion, compared to its carrying value of $5.0 billion as of January 1, 2022. The fair value of the Company’s total debt approximated $5.8 billion compared to its carrying value of $5.7 billion as of January 2, 2021.
The fair value of the Company’s 4.625% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.5 billion as of January 1, 2022. As discussed in Note 11, Debt, the proceeds from the Unsecured Senior Notes due 2030, along with proceeds from issuance of the 2021 Incremental Term Loan Facility (as further described in Note 11, Debt) and cash on hand were used to repay all of the then outstanding borrowings under the Initial Term Loan Facility (as further described in Note 11, Debt). The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.9 billion as of January 1, 2022. As discussed in Note 11, Debt, the proceeds from the Unsecured Senior Notes due 2029 were used to redeem the Company’s 5.875% unsecured senior notes due 2024 (the “Unsecured Senior Notes due 2024”) and other outstanding Company debt. The fair value of the unsecured Senior Notes due 2024 was $0.6 billion as of January 2, 2021. The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Notes”) was $1.0 billion and $1.1 billion as of January 1, 2022 and January 2, 2021, respectively. The Fair value of the Secured Notes, the Unsecured Senior Notes due 2030, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2024 is based upon their closing market prices on the respective dates. The fair value of the Secured Notes, the Unsecured Senior Notes due 2030, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2024 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

11.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of January 1, 2022	Carrying Value as of January 1, 2022	Carrying Value as of January 2, 2021
ABL Facility	May 31, 2024	—%	$—	$—
Initial Term Loan Facility (net of $3 of unamortized deferred financing costs) (1)	June 27, 2023	—%	—	2,098
2019 Incremental Term Loan Facility (net of $25 and $30 of unamortized deferred financing costs, respectively)	September 13, 2026	2.10%	1,442	1,451
2020 Incremental Term Loan Facility (net of $11 of unamortized deferred financing costs)(2)	April 24, 2025	—%	—	284
2021 Incremental Term Loan Facility (net of $7 of unamortized deferred financing costs)	November 22, 2028	2.85%	893	—
Senior Secured Notes (net of $11 and $13 of unamortized deferred financing costs, respectively)	April 15, 2025	6.25%	989	987
Unsecured Senior Notes due 2024 (net of $3 of unamortized deferred financing costs)(2)	June 15, 2024	—%	—	597
Unsecured Senior Notes due 2029 (net of $8 of unamortized deferred financing costs) (2)	February 15, 2029	4.75%	892	—
Unsecured Senior Notes due 2030 (net of $5 of unamortized deferred financing costs) (1)	June 1, 2030	4.625%	495	—
Obligations under financing leases	2022–2039	1.25% - 8.63%	292	323
Other debt	January 1, 2031	5.75%	8	8
Total debt			5,011	5,748
Current portion of long-term debt			(95)	(131)
Long-term debt			$4,916	$5,617
(1)    The Initial Term Loan Facility was paid in full on November 22, 2021, with the proceeds from the issuance of the Unsecured Notes due 2030 and borrowings under the 2021 Incremental Term Loan Facility, as well as cash on hand, as further discussed below.
(2)    The 2020 Incremental Term Loan Facility and Unsecured Senior Notes due 2024 were paid in full on February 4, 2021 with the issuance of the Unsecured Senior Notes due 2029 and subsequently terminated as further discussed below. The related unamortized deferred financing costs were written off in connection with the termination.
As of January 1, 2022, approximately 47% of the Company’s total debt bears interest at a floating rate.
Principal payments to be made on outstanding debt, exclusive of deferred financing costs, as of January 1, 2022, were as follows:

2022	$95
2023	95
2024	80
2025	1,062
2026	1,440
Thereafter	2,295
$5,067
ABL Facility
USF’s asset based senior secured revolving credit facility (the “ABL Facility”) provides USF with loan commitments having a maximum aggregate principal amount of $1,990 million. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various percentages of the value of eligible accounts receivable, inventory, transportation equipment and certain unrestricted cash and cash equivalents, which, along with other assets, also serve as collateral for borrowings under the ABL Facility. The ABL Facility is scheduled to mature on May 31, 2024, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of earlier maturing indebtedness under USF’s Term

Loan Credit Agreement (described below) remains outstanding on a date that is sixty (60) days prior to the maturity date for such indebtedness under the Term Loan Credit Agreement.
Borrowings under the ABL Facility bear interest, at USF’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of a LIBOR plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of January 1, 2022, was 0.00% for ABR loans and 1.00% for LIBOR loans. The ABL Facility also carries letter of credit financing fees equal to 0.125% per annum in respect of each letter of credit outstanding, letter of credit participation fees equal to a percentage per annum equal to the applicable LIBOR margin minus the letter of credit facing fees in respect of each letter of credit outstanding and a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility. The weighted-average interest rate on outstanding borrowings for the ABL Facility was 3.25% and 1.95% for fiscal years 2021 and 2020, respectively.
USF had no outstanding borrowings, and had outstanding letters of credit totaling $268 million, under the ABL Facility as of January 1, 2022. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,722 million under the ABL Facility as of January 1, 2022.
Term Loan Facilities
The Amended and Restated Term Loan Credit Agreement, dated as of June 27, 2016 (as amended, the “Term Loan Credit Agreement”), provides USF with an incremental senior secured term loan borrowed in September 2019 (the “2019 Incremental Term Loan Facility”), an incremental senior secured term loan borrowed in November 2021 (the “2021 Incremental Term Loan Facility”) and the right to request additional incremental senior secured term loan commitments. Additionally, the Term Loan Credit Agreement provided USF with a senior secured term loan borrowed in June 2016 (the “Initial Term Loan Facility”) and an incremental senior secured term loan borrowed in April 2020 (the “2020 Incremental Term Loan Facility”), each of which were repaid in 2021, as discussed below.
Initial Term Loan Facility
On November 22, 2021, we repaid all of the then outstanding borrowings under the Initial Term Loan Facility, using proceeds from the issuance of the Unsecured Senior Notes due 2030 and the 2021 Incremental Term Loan Facility, along with cash on hand, as discussed below.
2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,442 million, net of $25 million of unamortized deferred financing costs, as of January 1, 2022.
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
2020 Incremental Term Loan Facility
On February 4, 2021, we repaid all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility using proceeds from the issuance of the Unsecured Senior Notes due 2029 as discussed below.
2021 Incremental Term Loan Facility
On November 22, 2021, USF entered into a new incremental term loan under the Term Loan Credit Agreement, the 2021 Incremental Term Loan Facility, in an aggregate principal amount of $900 million. USF used the proceeds of the borrowings under the 2021 Incremental Term Loan Facility, together with the proceeds of the Unsecured Senior Notes due 2030 and cash on hand, to repay all of the then outstanding borrowings under the Initial Term Loan Facility, and to pay related fees and expenses. The 2021 Incremental Term Loan Facility had an outstanding balance of $893 million, net of $7 million of unamortized deferred financing costs, as of January 1, 2022.
Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.75%, or the sum of an ABR, as described under the 2021 Incremental Term Loan Facility, plus a margin of 1.75% (subject to a LIBOR “floor” of 0.00%).

The 2021 Incremental Term Loan Facility is scheduled to mature on November 22, 2028. Borrowings under the 2021 Incremental Term Loan Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR-based borrowings and a 1.00% premium in the case of any “repricing transaction” within six months of November 22, 2021. The 2021 Incremental Term Loan Facility may require mandatory repayments if certain assets are sold.
Senior Secured Notes due 2025
As of January 1, 2022, the Secured Notes had a carrying value of $989 million, net of $11 million of unamortized deferred financing costs. The Secured Notes bear interest at a rate of 6.25% per annum and will mature on April 15, 2025. On or after April 15, 2022, the Secured Notes are redeemable, at USF’s option, in whole or in part at a price of 103.125% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after April 15, 2023 and April 15, 2024, the optional redemption price for the Secured Notes declines to 101.563% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2024
As of June 15, 2020, the Unsecured Senior Notes due 2024 became redeemable, at USF’s option, in whole or in part at a price of 101.469% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including the applicable redemption date. On February 4, 2021, we redeemed all of the then outstanding Unsecured Senior Notes due 2024, including the early redemption premium, using proceeds from the issuance of the Unsecured Senior Notes due 2029 as discussed below.
Unsecured Senior Notes due 2029
On February 4, 2021, USF completed a private offering of $900 million aggregate principal amount of Unsecured Senior Notes due 2029. USF used the proceeds of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the Company’s then outstanding Unsecured Senior Notes due 2024, repay all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility and to pay related fees and expenses. In connection with the repayment of the Unsecured Senior Notes due 2024 and the 2020 Incremental Term Loan Facility, the Company applied debt extinguishment accounting and recorded $23 million in the Company’s Consolidated Statements of Comprehensive Income, consisting of a $14 million write-off of pre-existing unamortized deferred financing costs related to the redeemed facilities and a $9 million early redemption premium related to the Unsecured Senior Notes due 2024. Lender fees and third-party costs of $9 million associated with the issuance of the Unsecured Senior Notes due 2029 were capitalized as deferred financing costs.
The Unsecured Senior Notes due 2029 had an outstanding balance of $892 million, net of $8 million of unamortized deferred financing costs, as of January 1, 2022. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029. On or after February 15, 2024, the Unsecured Senior Notes due 2029 are redeemable, at USF's option, in whole or in part at a price of 102.375% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after February 15, 2025 and February 15, 2026, the optional redemption price for the Unsecured Senior Notes due 2029 declines to 101.188% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

Unsecured Senior Notes due 2030
On November 22, 2021, USF completed a private offering of $500 million aggregate principal amount of Unsecured Senior Notes due 2030. USF used the proceeds of the Unsecured Senior Notes due 2030, together with borrowings under the 2021 Incremental Term Loan Facility and cash on hand, to repay all of the then outstanding borrowings under the Initial Term Loan Facility, and to pay related fees and expenses. In connection with the repayment of the Initial Term Loan Facility, the Company applied debt extinguishment accounting and recorded $2 million in the Company’s Consolidated Statements of Comprehensive Income, primarily consisting of a write-off of pre-existing unamortized deferred financing costs related to the Initial Term Loan Facility. Lender fees and third-party costs of $12 million with the issuance of 2021 Incremental Term Loan Facility and the Unsecured Senior Notes due 2030 were capitalized as deferred financing costs. The Unsecured Senior Notes due 2030 had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs, as of January 1, 2022. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.625% per annum and will mature on June 1, 2030. On or after June 1, 2025, the Unsecured Senior Notes due 2030 are redeemable, at USF’s option, in whole or in part at a price of 102.313% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after June 1, 2026 and June 1, 2027, the optional redemption price for the Unsecured Senior Notes due 2030 declines to 101.156% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

Financing Leases—Obligations under financing leases of $292 million as of January 1, 2022 consist primarily of amounts due for transportation equipment and building leases.
Security Interests
Substantially all of the Company’s assets are pledged under the various agreements governing our indebtedness. The ABL Facility is secured by certain designated receivables, as well as inventory and certain owned transportation equipment and certain unrestricted cash and cash equivalents. Additionally, the lenders under the ABL Facility have a second priority interest in all of the capital stock of USF and its subsidiaries and substantially all other non-real estate assets of USF and its subsidiaries. USF’s obligations under the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility are secured by all the capital stock of USF and its subsidiaries and substantially all the non-real estate assets of USF. Additionally, the lenders under the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility have a second priority interest in the inventory and certain transportation equipment pledged under the ABL Facility.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.4 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of January 1, 2022.
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
12.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other long-term liabilities consisted of the following:

	January 1, 2022	January 2, 2021
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$156	$105
Operating expenses	82	64
Workers’ compensation, general and fleet liability	41	43
Group medical liability	28	26
Customer rebates and other selling expenses	116	89
Property and sales tax payable	47	44
Operating lease liability	36	44
Interest payable	34	18
Other	70	64
Total accrued expenses and other current liabilities	$610	$497
Other long-term liabilities:
Workers’ compensation, general and fleet liability	$151	$132
Operating lease liability	244	263
Accrued pension and other postretirement benefit obligations	6	8
Uncertain tax positions	31	33
Other	47	69
Total Other long-term liabilities	$479	$505

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

	2021	2020	2019
Balance as of beginning of the year	$175	$165	$159
Charged to costs and expenses	95	83	80
Acquisition	—	3	17
Reinsurance recoverable	7	2	—
Payments	(85)	(78)	(91)
Balance as of end of the year	$192	$175	$165
Discount rate	0.49%	0.15%	1.58%

Estimated future payments for self-insured liabilities are as follows:

2022	$41
2023	39
2024	20
2025	13
2026	10
Thereafter	71
Total self-insured liability	194
Less amount representing interest	(2)
Present value of self-insured liability	$192

13.    RESTRUCTURING LIABILITIES
The following table summarizes the changes in the restructuring liabilities for the last three fiscal years:

	Severance and Related Costs	Facility Closing Costs	Total
Balance as of December 29, 2018	$1	$1	$2
Current period costs	—	—	—
Payments, net	—	(1)	(1)
Balance at December 28, 2019	1	—	1
Current period costs	27	3	30
Payments, net	(27)	(2)	(29)
Balance as of January 2, 2021	1	1	2
Current period costs (benefits)	5	(1)	4
Payments, net	(3)	—	(3)
Balance as of January 1, 2022	$3	$—	$3
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
2021 Activities
During fiscal year 2021, the Company incurred net restructuring costs of $4 million for severance and related costs associated with the closure of an excess facility and initiatives to improve operational effectiveness.
2020 Activities
During fiscal year 2020, in order to adjust its cost structure in line with the decrease in Net sales caused by the impact of the COVID-19 pandemic on the operations of our restaurant, hospitality and education customers, the Company reduced its work force, and separately closed two facilities, incurring net restructuring costs of $30 million.
2019 Activities
During fiscal year 2019, the Company incurred de minimis restructuring costs.
See Note 9, Goodwill and Other Intangibles, for discussion related to asset impairment charges incurred during fiscal years 2021 and 2020.
14.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020 (the “Issuance Date”), pursuant to the terms of an Investment Agreement (the “Investment Agreement”) with KKR Fresh Aggregator L.P., a Delaware limited partnership, which agreement was joined on February 25, 2021 by permitted transferee KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A convertible preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) to KKR Fresh Aggregator L.P. for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. In accordance with the terms of the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), the Company paid dividends on the shares of the Series A Preferred Stock in the form of (a) 5,288; 8,842; 8,997 and 9,154 shares of Series A Preferred Stock on June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, respectively, plus a de minimis amount in cash in lieu of fractional shares and (b) cash in the amount of $28 million in the aggregate during subsequent quarters in fiscal year 2021.
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
The following table summarizes the activity for the outstanding Series A Preferred Stock and associated carrying value for fiscal years 2021 and 2020:

	Series A Preferred Stock
	Shares	Carrying Value
Balance, December 28, 2019	—	$—
Shares issued for cash - Series A Preferred Stock, net of issuance costs	500,000	491
Shares issued as paid in kind dividend - Series A Preferred Stock	23,127	$28
Balance, January 2, 2021	523,127	$519
Shares issued as paid in kind dividend - Series A Preferred Stock	9,154	15
Balance, January 1, 2022	532,281	$534
15.    RELATED PARTY TRANSACTIONS
FMR LLC, is a holder of approximately 10% of the Company’s outstanding common stock. As of January 1, 2022, investment funds managed by an affiliate of FMR LLC held approximately $24 million in aggregate principal amount of the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
KKR Capital Markets LLC (“KKR Capital Markets”), an affiliate of KKR, received an aggregate of $2 million for debt advisory services rendered in connection with the Unsecured Senior Notes due 2029, the 2021 Incremental Term Loan Facility, and the Unsecured Senior Notes due 2030 financings during fiscal year 2021 and $6 million for debt advisory services rendered in connection with the financing of the Smart Foodservice acquisition during fiscal year 2020. As reported by the administrative agent of the Initial Term Loan Facility and the 2019 Incremental Term Loan Facility (the “Term Loan Agent”), investment funds managed by an affiliate of KKR held approximately $17 million in aggregate principal amount of the 2019 Incremental Term Loan Facility as of January 1, 2022 and approximately $65 million in aggregate principal amount of the Initial Term Loan Facility and the 2019 Incremental Term Loan Facility as of January 2, 2021.

16.    SHARE-BASED COMPENSATION, COMMON STOCK ISSUANCES AND COMMON STOCK
    Our long-term incentive plans provide for the grant of various forms of share-based awards to our directors, officers and other eligible employees.
Total compensation expense related to share-based arrangements was $48 million, $40 million and $32 million for fiscal years 2021, 2020 and 2019, respectively, and is reflected in distribution, selling and administrative costs in the Company's Consolidated Statements of Comprehensive Income. The total income tax benefit associated with share-based compensation recorded in the Company's Consolidated Statements of Comprehensive Income was $10 million, $8 million and $8 million for fiscal years 2021, 2020 and 2019, respectively.
In addition, the Company sponsors an employee stock purchase plan to provide eligible employees with the opportunity to acquire shares of our common stock at a discount of 15% of the fair market value of the common stock on the date of purchase, and as such, the plan is considered compensatory for federal income tax purposes. The Company recorded $4 million, $3 million and $4 million of share-based compensation expense for fiscal years 2021, 2020 and 2019, respectively, associated with the employee stock purchase plan.
Stock Options—Certain directors, executive officers and other eligible employees have been granted time-based stock options (the “Time-Based Options”) and performance-based options (the “Performance Options” and, together with the Time-Based Options, the “Options”) to purchase shares of our common stock.
The Time-Based Options generally vest and become exercisable ratably over a period of three to four years, from the date of the grant. Share-based compensation expense related to the Time-Based Options was $12 million, $10 million and $8 million for fiscal years 2021, 2020 and 2019, respectively.
The Performance Options generally vest and become exercisable ratably over a period of four years, from the date of the grant, provided that the Company achieves a predetermined financial performance condition established by the Compensation Committee of our Board of Directors for the respective award tranche.
The Company recorded no share-based compensation expense attributable to Performance Options in fiscal years 2020 and 2019 as a result of the performance conditions for fiscal years 2019 and 2018, respectively, were not met and the Performance Options related to these performance periods were subsequently forfeited. There was no share-based compensation expense recorded in fiscal year 2021 related to the Performance Options.
The Options are nonqualified, with exercise prices equal to the estimated fair value of a share of common stock as of the date of the grant. Exercise prices range from $9.86 to $38.17 per share and generally have a 10-year life. The fair value of each Option is estimated as of the date of grant using a Black-Scholes option-pricing model.
The weighted-average assumptions for Options granted in fiscal years 2021, 2020 and 2019 are included in the following table:

	2021	2020	2019
Expected volatility	53.0%	29.3%	23.7%
Expected dividends	—	—	—
Risk-free interest rate	1.1%	0.5%	2.3%
Expected term (in years)	6.1	6.1	5.6
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

The summary of Options outstanding and changes during fiscal year 2021 are presented below:

	Time Options	Performance Options	Total Options	Weighted- Average Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years
Outstanding as of January 2, 2021	5,126,908	358,829	5,485,737	$6.85	$21.10
Granted	966,251	—	966,251	$18.59	$36.85
Exercised	(709,819)	(91,843)	(801,662)	$6.65	$19.97
Forfeited	(199,168)	(3,343)	(202,511)	$6.77	$19.03
Outstanding as of January 1, 2022	5,184,172	263,643	5,447,815	$8.96	$24.14	7.2
Vested and exercisable as of January 1, 2022	2,426,951	263,643	2,690,594	$8.50	$25.05	5.9

The weighted-average grant date fair value of Options granted for fiscal years 2021, 2020 and 2019 was $18.59, $3.91 and $10.63, respectively.
During fiscal years 2021, 2020 and 2019, Options were exercised with total intrinsic values of $14 million, $3 million and $21 million, respectively, representing the excess of fair value over the exercise price.
There was $15 million of total unrecognized compensation costs related to unvested Options expected to vest as of January 1, 2022, which is expected to be recognized over a weighted-average period of two years.
Restricted Stock Awards—Certain executive officers have been granted restricted stock awards (“RSAs”), some of which vest ratably over a three-year period from the date of grant (the “Time-Based RSA”) and others of which vest to the extent certain performance conditions are met (the “Performance RSAs”).
The Company recorded share-based compensation expense for the Time-Based RSAs of $1 million in each of fiscal years 2021, 2020, and 2019.
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
Share-based compensation expense for the Performance RSAs was $1 million, $2 million and $3 million for fiscal years 2021, 2020 and 2019, respectively.
The summary of unvested RSAs and changes during fiscal year 2021 is presented below:

	Time-Based RSAs	Performance RSAs	Total RSAs	Weighted- Average Fair Value
Unvested as of January 2, 2021	77,811	462,874	540,685	$34.14
Granted	—	—	—	$—
Vested	(38,902)	(32,356)	(71,258)	$34.11
Forfeited	(3,216)	(19,292)	(22,508)	$—
Performance adjustment(1)	—	(197,092)	(197,092)	$33.56
Unvested as of January 1, 2022	35,693	214,134	249,827	$34.56
(1)Represents an adjustment to the 2018 Performance RSAs based on the actual performance during the three-year performance period.

The weighted-average grant date fair value for the RSAs granted in fiscal year 2019 was $34.56. There were no RSAs granted in fiscal years 2020 and 2021. There was $1 million of unrecognized compensation expense related to the RSAs as of January 1, 2022, that is expected to be recognized over a weighted average period of one year.
Restricted Stock Units—Certain directors, executive officers and other eligible employees have been granted time-based restricted stock units (the “Time-Based RSUs”), performance-based restricted stock units (the “Performance RSUs”) and, market performance-based restricted stock units (the “Market Performance RSUs” and collectively with the Time-Based RSUs and Performance RSUs, the “RSUs”). The Time-Based RSUs generally vest ratably over three years, starting on the anniversary date of the grant. For fiscal years 2021, 2020 and 2019, the Company recognized $26 million, $23 million and $14 million, respectively, in share-based compensation expense related to the Time-Based RSUs.
The Performance RSUs generally vest over a three year period, as and to the extent predetermined performance conditions are met. The fair value of each share underlying the Performance RSUs is measured at the fair market value of our common stock on the date of grant and recognized over the vesting period for the portion of the award that is expected to vest. Compensation expense for the Performance RSUs is remeasured as of the end of each reporting period, based on management’s evaluation of whether it is probable that the performance conditions will be met. The Company recognized $1 million, $1 million and $2 million of share-based compensation expense in fiscal years 2021, 2020 and 2019, respectively, for the Performance RSUs.
During fiscal year 2021, the Company granted Market Performance RSUs to certain executive officers and other eligible employees. These Market Performance RSUs awards vest at the end of a four-year performance period contingent on our achievement of certain total shareholder return performance (“TSR”) targets during the performance period. The grant date fair value of the Market Performance RSUs was estimated using a Monte-Carlo simulation. The Company recognized $3 million of share-based compensation expense in fiscal years 2021 for the Market Performance RSUs. There were no Market Performance RSUs outstanding prior to fiscal year 2021 and therefore no share-based compensation expense was recorded in 2020 and 2019 related to the Market Performance RSUs.
A summary of RSUs outstanding and changes during fiscal year 2021 is presented below.

	Time-Based RSUs	Performance RSUs	Market Performance RSUs	Total RSUs	Weighted- Average Fair Value
Unvested as of January 2, 2021	2,692,450	209,737	—	2,902,187	$18.16
Granted	857,273	—	357,755	1,215,028	$37.74
Vested	(1,058,863)	(27,423)	—	(1,086,286)	$19.46
Forfeited	(185,564)	(6,648)	(7,612)	(199,824)	$22.05
Performance adjustment(1)	—	(69,603)	—	(69,603)	$33.56
Unvested as of January 1, 2022	2,305,296	106,063	350,143	2,761,502	$25.60
(1) Represents an adjustment to the 2018 Performance RSUs based on actual performance during the respective three-year performance period.

The weighted-average grant date fair values for the RSUs granted in fiscal years 2021, 2020, and 2019 was $37.74, $13.83 and $35.09, respectively.
As of January 1, 2022, there was $41 million of unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of two years.
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

The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheets:

Leases	Consolidated Balance Sheet Location	January 1, 2022	January 2, 2021
Assets
Operating	Other assets	$275	$284
Financing	Property and equipment-net(1)	291	316
Total leased assets		$566	$600
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$36	$44
Financing	Current portion of long-term debt	72	86
Noncurrent:
Operating	Other long-term liabilities	244	263
Financing	Long-term debt	220	237
Total lease liabilities		$572	$630

(1)Financing lease assets are recorded net of accumulated amortization of $261 million and $244 million as of January 1, 2022 and January 2, 2021.
The following table presents the location of lease costs in fiscal years 2021, 2020 and 2019 in the Company's Consolidated Statements of Comprehensive Income:

Lease Cost	Statements of Comprehensive Income Location	2021	2020	2019
Operating lease cost	Distribution, selling and administrative costs	$58	$52	$29
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	73	79	76
Interest on lease liabilities	Interest expense-net	10	12	12
Short-term lease cost	Distribution, selling and administrative costs	1	—	—
Variable lease cost	Distribution, selling and administrative costs	11	13	6
Net lease cost		$153	$156	$123
Future lease payments under lease agreements as of January 1, 2022 were as follows:

Maturity of Lease Liabilities	Operating Leases	Financing Lease Obligation	Total
2022	$56	$79	$135
2023	55	77	132
2024	40	60	100
2025	39	41	80
2026	35	26	61
After 2026	140	30	170
Total lease payments	365	313	678
Less amount representing interest	(85)	(21)	(106)
Present value of lease liabilities	$280	$292	$572

Other information related to lease agreements for fiscal years 2021, 2020 and 2019 was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	2021	2020	2019
Operating cash flows from operating leases	$55	$56	$37
Operating cash flows from financing leases	10	12	12
Financing cash flows from financing leases	87	102	90

Lease Term and Discount Rate	January 1, 2022	January 2, 2021	December 28, 2019
Weighted-average remaining lease term (years):
Operating leases	8.30	8.42	6.14
Financing leases	5.74	5.31	4.85
Weighted-average discount rate:
Operating leases	6.1%	6.6%	4.4%
Financing leases	3.2%	3.2%	3.5%

18.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and 401(k) plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
Company Sponsored Defined Benefit Plans — The Company sponsors the US Foods Consolidated Defined Benefit Retirement Plan (the “Retirement Plan”), a qualified defined benefit retirement plan, that pays benefits to eligible employees at the time of retirement, using actuarial formulas based upon a participant’s years of credited service and compensation. Only certain union associates are eligible to participate and continue to accrue benefits under the plan per the collective bargaining agreements. The plan is closed and frozen to all other employees. During fiscal year 2020, in connection with the Smart Foodservice acquisition, the Company assumed a defined benefit pension plan with net liabilities of approximately $19 million. This defined benefit pension plan was merged into the Retirement Plan as of December 31, 2020. The Company also maintains postretirement health and welfare plans for certain employees. Amounts related to the Retirement Plan and other postretirement plans recognized in the Company's consolidated financial statements are determined on an actuarial basis.
The components of net periodic pension benefit costs (credits) for the Retirement Plan the last three fiscal years were as follows:

	2021	2020	2019
Components of net periodic pension benefit (credits) costs:
Service cost	$3	$3	$2
Interest cost	29	32	37
Expected return on plan assets	(54)	(55)	(49)
Amortization of net loss	—	1	4
Settlements	—	—	12
Net periodic pension benefit (credits) costs	$(22)	$(19)	$6

Other postretirement benefit costs were de minimis for fiscal years 2021, 2020 and 2019.
The service cost component of net periodic benefit credits (costs) is included in distribution, selling and administrative costs, while the other components of net periodic benefit credits (costs) are included in other (income) expense—net in the Company's Consolidated Statements of Comprehensive Income.
The Company did not make a significant contribution to the Retirement Plan in fiscal years 2021, 2020 and 2019.
During fiscal year 2019, the Company completed a voluntary lump sum settlement offer to certain terminated plan participants who held vested accrued benefits under a certain threshold amount. In addition, during fiscal year 2019, the Company completed a spin-off of liabilities associated with certain active participants with small, accrued benefits and retirees into a separate plan and immediately terminated that plan. As a result of the termination of the spin-off of the plan, those participants were able to elect to receive immediate lump sum payouts, with any remaining liabilities transferred to an insurance company through the purchase of an annuity contract. Pension obligation settlement payments of $66 million related to these transactions, consisting of lump sum payments and the annuity contract premium, were paid from plan assets. The Company incurred non-cash settlement costs of $12 million in fiscal year 2019. The fiscal year 2019 settlement costs were included in other (income) expense—net in the Company's Consolidated Statements of Comprehensive Income. No non-cash settlement costs were incurred in fiscal years 2021 and 2020.
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for pension benefits for the last three fiscal years were as follows:

	2021	2020	2019
Changes recognized in accumulated other comprehensive loss:
Actuarial gain	$14	$29	$44
Amortization of net loss	—	1	4
Settlements	—	—	12
Net amount recognized	$14	$30	$60
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for other postretirement benefits for the last three fiscal years were de minimis.
The funded status of the Retirement Plan for the last three fiscal years was as follows:

	Pension Benefits
	2021	2020	2019
Change in benefit obligation:
Benefit obligation as of beginning of year	$1,061	$903	$871
Service cost	3	3	2
Interest cost	29	32	37
Actuarial (gain) loss	(30)	98	100
Settlements	—	—	(84)
Benefit disbursements	(47)	(45)	(23)
Smart Foodservice assumed benefit obligations	—	70	—
Benefit obligation as of end of year	1,016	1,061	903
Change in plan assets:
Fair value of plan assets as of beginning of year	1,112	923	836
Return on plan assets	38	183	193
Employer contribution	—	—	1
Settlements	—	—	(84)
Benefit disbursements	(47)	(45)	(23)
Smart Foodservice acquired plan assets	—	51	—
Fair value of plan assets as of end of year	1,103	1,112	923
Net funded status	$87	$51	$20

The net funded status of the Retirement Plan for fiscal year 2021 improved from a net asset of $51 million to a net asset of $87 million, primarily due to asset returns, and an increase in the discount rate. The net funded status of the Retirement Plan for fiscal year 2020 improved from a net asset of $20 million to a net asset of $51 million, primarily due to asset returns, partially offset by a decrease in the discount rate and the merger of the Smart Foodservice pension plan into the Retirement Plan. The net funded status of the Retirement Plan for fiscal year 2019 improved from a net liability of $35 million to a net asset of $20 million, primarily due to asset returns and lump sum payments made that released more benefit obligation than assets paid, partially offset by a decrease in the discount rate.
The fiscal year 2021 pension benefits actuarial gain of $30 million was primarily due to an increase in the discount rate. The fiscal year 2020 pension benefits actuarial loss of $98 million was primarily due to a decrease in the discount rate. The fiscal year 2019 pension benefits actuarial loss of $100 million was primarily due to a decrease in the discount rate.

	Other Postretirement Plans
	2021	2020	2019
Change in benefit obligation:
Benefit obligation as of beginning of year	$6	$6	$6
Benefit disbursements	(1)	(1)	(1)
Other	1	1	1
Benefit obligation as of end of year	6	6	6
Change in plan assets:
Fair value of plan assets as of beginning of year	—	—	—
Employer contribution	1	1	1
Benefit disbursements	(1)	(1)	(1)
Fair value of plan assets as of end of year	—	—	—
Net funded status	$(6)	$(6)	$(6)
Service cost, interest cost and actuarial (gain) loss for other postretirement benefits were de minimis for fiscal years 2021, 2020 and 2019.
The amounts recognized on the Company's Consolidated Balance Sheets related to the company-sponsored defined benefit plans and other postretirement benefit plans consisted of the following:

	Pension Benefits
	2021	2020	2019
Amounts recognized in the consolidated balance sheets consist of the following:
Prepaid benefit obligation—noncurrent	$89	$53	$22
Accrued benefit obligation—noncurrent	(1)	(2)	(2)
Net amount recognized in the consolidated balance sheets	$88	$51	$20
Amounts recognized in accumulated other comprehensive loss consist of the following:
Net loss	$85	$98	$129
Net loss recognized in accumulated other comprehensive loss	$85	$98	$129
Additional information:
Accumulated benefit obligation	$1,012	$1,057	$899

	Other Postretirement Plans
	2021	2020	2019
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(1)	$—	$(1)
Accrued benefit obligation—noncurrent	(5)	(6)	(5)
Net amount recognized in the consolidated balance sheets	$(6)	$(6)	$(6)
Amounts recognized in accumulated other comprehensive loss consist of the following:
Gain, net of prior service cost	$1	$—	$1
Net gain recognized in accumulated other comprehensive loss	$1	$—	$1
Additional information:
Accumulated postretirement benefit obligation	$6	$6	$6

Weighted average assumptions used to determine benefit obligations as of period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2021	2020	2019
Benefit obligation:
Discount rate	3.00%	2.80%	3.50%
Annual compensation increase	2.96%	2.96%	3.60%
Net cost:
Discount rate	2.80%	3.50%	4.35%
Expected return on plan assets	5.00%	6.00%	6.00%
Annual compensation increase	2.96%	3.60%	3.60%

	Other Postretirement Plans
	2021	2020	2019
Benefit obligation—discount rate	3.00%	2.80%	3.50%
Net cost—discount rate	2.80%	3.50%	4.35%

The measurement date for the defined benefit and other postretirement benefit plans was December 31 for fiscal years 2021, 2020 and 2019. The Company applies the practical expedient under ASU No. 2015-4 to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end.
The mortality assumptions used to determine the pension benefit obligation as of December 31, 2021 are based on the Pri-2012 base mortality table with the MP-2020 mortality improvement scale published by the Society of Actuaries.
A health care cost trend rate is used in the calculations of postretirement medical benefit plan obligations. The assumed healthcare trend rates for the last three fiscal years were as follows:

	2021	2020	2019
Immediate rate	5.50%	5.60%	5.90%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2037	2037	2037

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
The US Foods, Inc. Retirement Investment Committee (the “Committee”) has authority and responsibility to oversee the investment and management of the trust (“the Trust”) which holds the assets of the Retirement Plan and has adopted an Investment Policy to provide a framework for the management of the Trust’s assets, including the objectives and long-term strategy with respect to the investment program of the Trust. Pursuant to the Investment Policy, the primary goal of investing Trust assets is to ensure that pension liabilities are met over time, and that Trust assets are invested in a manner that maximizes the probability of meeting pension liabilities. The secondary goal of investing Trust assets is to maximize long-term investment return consistent with a reasonable level of risk. Through consultation with its investment consultant, the Committee has developed long-term asset allocation guidelines intended to achieve investment objectives relative to projected liabilities. Based on those projections, the Committee has approved a dynamic asset allocation strategy that increases the liability-hedging assets of the Trust and decreases the return-seeking assets of the Trust as the funded ratio of the Retirement Plan improves. Based upon the funded ratio of the Retirement Plan, an asset allocation of 30% equity securities (U.S. large cap equities, U.S. small and mid-cap equities and non-U.S. equities) and 70% fixed income securities (U.S. Treasuries, STRIPs, and investment grade corporate bonds) was targeted during the Company’s fiscal year 2021. The actual mix of assets in the Trust as of January 1, 2022 consisted of 31% equity securities and 69% fixed income securities.

The following table sets forth the fair value of our defined benefit plans’ assets by asset fair value hierarchy level:

	Asset Fair Value as of January 1, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$—	$—	$2
Equities:
Domestic	44	—	—	44
International	2	—	—	2
Mutual fund:
International equities	26	—	—	26
Long-term debt securities:
Corporate debt securities:
Domestic	—	286	—	286
International	—	45	—	45
U.S. government securities	—	7	—	7
	$74	$338	$—	412
Common collective trust funds:
Cash equivalents				24
Domestic equities				219
International equities				49
Treasury STRIPS				303
U.S. government securities				96
Total investments measured at net asset value as a practical expedient				691
Total defined benefit plans’ assets				$1,103

	Asset Fair Value as of January 2, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$—	$—	$7
Equities:
Domestic	56	—	—	56
International	2	—	—	2
Mutual fund:
International equities	29	—	—	29
Long-term debt securities:
Corporate debt securities:
Domestic	—	292	—	292
International	—	36	—	36
U.S. government securities	—	53	—	53
Other	—	3	—	3
	$94	$384	$—	478
Common collective trust funds:
Cash equivalents				11
Domestic equities				240
International equities				62
Treasury STRIPS				321
Total investments measured at net asset value as a practical expedient				634
Total defined benefit plans’ assets				$1,112

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
•Common collective trust funds are measured at the net asset value as of the December 31, 2021 and 2020 measurement dates. This class represents investments in common collective trust funds that invest in:
◦Equity securities, which may include common stocks, options and futures in actively managed funds; and
◦Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) representing zero coupon Treasury securities with long-term maturities.
◦U.S. government securities representing government bonds with long-term maturities.
Estimated future benefit payments, under Company sponsored plans as of January 1, 2022, were as follows:

	Pension Benefits	Other Postretirement Plans
2022	$52	$—
2023	53	1
2024	53	1
2025	53	1
2026	54	—
Subsequent five years	245	2

The Company does not expect to make a significant contribution to the Retirement Plans in fiscal year 2022.
Other Company Sponsored Benefit Plans—Certain employees are eligible to participate in the Company's 401(k) savings plan. The Company made employer matching contributions to the 401(k) plan of $52 million, $47 million and $51 million for fiscal years 2021, 2020 and 2019, respectively.
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
The Company’s participation in multiemployer pension plans for the fiscal year ended January 1, 2022 is outlined in the tables below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year, or for which the Company believes its estimated withdrawal liability, should it decide to voluntarily withdraw from the plan, may be material to the Company. For each plan that is considered individually significant to the Company, the following information is provided:
•The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number assigned to a plan by the Internal Revenue Service.
•The most recent Pension Protection Act (“PPA”) zone status available for fiscal years 2021 and 2020 is for the plan years beginning in 2020 and 2019, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, or critical and declining status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. Plans are generally considered “critical and declining” if they are projected to become insolvent within 20 years. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.
•The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.
•The Surcharge Imposed column indicates whether a surcharge has been imposed on participating employers contributing to the plan.
•The Expiration Dates column indicates the expiration dates of the CBAs to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Dates
		2021	2020
Minneapolis Food Distributing Industry Pension Plan	41-6047047/001	Green	Green	N/A	No	4/5/25
Teamster Pension Trust Fund of Philadelphia and Vicinity	23-1511735/001	Yellow	Yellow	Implemented	No	2/13/22
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	No	6/30/21
United Teamsters Trust Fund A	13-5660513/001	Yellow	Yellow	Implemented	No	5/30/22
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	No	2/13/22
UFCW National Pension Fund	51-6055922 / 001	Green	Green	N/A	No	6/24/23

The following table provides information about the Company’s contributions to its multiemployer pension plans. For plans that are not individually significant to the Company, the total amount of the Company's contributions is aggregated.

	Contributions(1)(2)			Contributions That Exceed 5% of Total Plan Contributions(3)
	2021	2020	2019	2020	2019
Pension Fund
Minneapolis Food Distributing Industry Pension Plan	$5	$5	$5	Yes	Yes
Teamster Pension Trust Fund of Philadelphia and Vicinity	4	4	4	No	No
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	4	2	2	Yes	Yes
United Teamsters Trust Fund A	1	1	2	Yes	Yes
Warehouse Employees Local 169 and Employers Joint Pension Fund	1	1	1	Yes	Yes
UFCW National Pension Fund	1	1	1	No	No
Other funds	27	30	23	—	—
	$43	$44	$38

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

If the Company elects to voluntarily withdraw from a multiemployer pension plan, it may be responsible for its proportionate share of the respective plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $160 million as of January 1, 2022. Actual withdrawal liabilities incurred by the Company, if it were to withdraw from one or more plans, could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plans' funded status.
19.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A Preferred Stock, if dilutive in the period. For fiscal years 2021, 2020 and 2019, share-based awards representing 2 million, 9 million and 2 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For fiscal years 2021 and 2020, Series A Preferred Stock representing 25 million and 15 million of underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted EPS:

	2021	2020	2019
Numerator:
Net income (loss)	$164	$(226)	$385
Less: Series A Preferred Stock dividends (1)	(43)	(28)	—
Net income (loss) available to common shareholders	$121	$(254)	$385
Denominator:
Weighted-average common shares outstanding	222	220	218
Effect of dilutive share-based awards	3	—	2
Effect of dilutive underlying shares of the Series A Preferred Stock (2)	—	—	—
Weighted-average dilutive shares outstanding	225	220	220
Net income (loss) per share:
Basic	$0.55	$(1.15)	$1.77
Diluted	$0.54	$(1.15)	$1.75
(1)    As discussed in Note 14 Convertible Preferred Stock, Series A Preferred Stock dividends for fiscal year 2020 and the first quarter of 2021 were paid-in-kind in the form of shares of Series A Preferred Stock. Series A Preferred Stock dividends for the remaining quarters of fiscal year 2021 were paid in cash.
(2)    The Company applies the if-converted method to calculate the dilution impact of the Series A Preferred Stock, if dilutive in the period. Under the if-converted method, the Series A Preferred Stock are converted to common shares for inclusion in the calculation of the weighted-average common shares outstanding—diluted. Once converted, there would be no Series A Preferred Stock outstanding and therefore no Series A convertible preferred stock dividend.

20.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, by component, for the last three fiscal years:

	2021	2020	2019
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of year (1)	$(29)	$(52)	$(97)
Other comprehensive income before reclassifications	14	29	44
Reclassification adjustments:
Amortization of net loss (2) (3)	—	1	4
Settlements (2) (3)	—	—	12
Total before income tax	14	30	60
Income tax provision	4	7	15
Current year comprehensive income, net of tax	10	23	45
Balance as of end of year (1)	$(19)	$(29)	$(52)

Interest rate swaps:
Balance as of beginning of year (1)	$(5)	$(2)	$13
Change in fair value of interest rate swaps	1	(11)	(14)
Amounts reclassified to interest expense	5	6	(6)
Total before income tax	6	(5)	(20)
Income tax (benefit) provision	1	(2)	(5)
Current year comprehensive income (loss), net of tax	5	(3)	(15)
Balance as of end of year (1)	$—	$(5)	$(2)
Accumulated other comprehensive loss as of end of year(1)	$(19)	$(34)	$(54)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 18, Retirement Plans, for additional information.
(3)    Included in other (income) expense—net in the Company's Consolidated Statements of Comprehensive Income.
21.    INCOME TAXES
The income tax provision (benefit) for the fiscal years 2021, 2020 and 2019 consisted of the following:

	2021	2020	2019
Current:
Federal	$11	$(20)	$102
State	1	3	17
Current income tax provision (benefit)	12	(17)	119
Deferred:
Federal	31	(39)	(6)
State	7	(12)	13
Deferred income tax provision (benefit)	38	(51)	7
Total income tax provision (benefit)	$50	$(68)	$126

The Company’s effective income tax rates for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 were 23%, 23% and 25%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future.

The reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory income tax rate of 21% to the Company’s income tax provision (benefit) for the fiscal years 2021, 2020 and 2019 is shown below:

	2021	2020	2019
Federal income taxes computed at statutory rate	$45	$(62)	$107
State income taxes, net of federal income tax benefit	10	(10)	24
Share-based compensation	(5)	1	(4)
Non-deductible expenses	5	7	4
Change in the valuation allowance for deferred tax assets	(7)	(1)	6
Net operating loss expirations	5	3	—
Tax credits	(1)	(3)	(10)
Change in unrecognized tax benefits	(2)	(3)	(1)
Total income tax provision (benefit)	$50	$(68)	$126

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows:

	January 1, 2022	January 2, 2021
Deferred tax assets:
Operating lease liabilities	$70	$71
Workers’ compensation, general and fleet liabilities	45	40
Financing lease and other long term liabilities	71	78
Net operating loss carryforwards	68	64
Other deferred tax assets	97	100
Total gross deferred tax assets	351	353
Less valuation allowance	(28)	(35)
Total net deferred tax assets	323	318
Deferred tax liabilities:
Property and equipment	(195)	(201)
Operating lease assets	(68)	(70)
Inventories	(40)	(21)
Intangibles	(290)	(274)
Other deferred tax liabilities	(29)	(21)
Total deferred tax liabilities	(622)	(587)
Net deferred tax liability	$(299)	$(269)

The net deferred tax liabilities presented in the Company's Consolidated Balance Sheets were as follows:

	January 1, 2022	January 2, 2021
Noncurrent deferred tax assets	$8	$1
Noncurrent deferred tax liability	(307)	(270)
Net deferred tax liability	$(299)	$(269)

The Company had tax affected state net operating loss carryforwards of $68 million as of January 1, 2022. The Company’s net operating loss carryforwards expire as follows:

State
2022-2026	$32
2027-2031	10
2032-2036	9
2037-2041	14
Indefinite	3
$68
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
A summary of the activity in the valuation allowance for the fiscal years 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Balance as of beginning of year	$35	$36	30
(Benefit) expense recognized	(7)	(1)	6
Balance as of end of year	$28	$35	$36
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
Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2021, 2020, and 2019 was as follows:

Balance as of December 29, 2018	$40
Decreases due to lapses of statute of limitations	(1)
Balance as of December 28, 2019	39
Gross increases due to positions taken in prior years	3
Decreases due to lapses of statute of limitations	(1)
Decreases due to changes in tax rates	(5)
Positions assumed in business acquisition	3
Balance as of January 2, 2021	39
Gross increases due to positions taken in prior years	5
Gross decreases due to positions taken in prior years	(2)
Decreases due to lapses of statute of limitations	(5)
Decreases due to settlements with taxing authorities	(5)
Balance at January 1, 2022	$32

The Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $17 million in the next 12 months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions.
Included in the balance of unrecognized tax benefits as of the end of fiscal years 2021, 2020 and 2019 was $28 million, $34 million and $35 million, respectively, of tax benefits that, if recognized, would affect the effective income tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had accrued interest and penalties of approximately $7 million as of both January 1, 2022 and January 2, 2021.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2007 through 2020 U.S. federal income tax years, and various state income tax years from 2000 through 2020, remain subject to income tax examinations by the relevant taxing authorities. Prior to 2007, the Company was owned by Royal Ahold N.V. (“Ahold”). Ahold indemnified the Company for 2007 pre-closing consolidated U.S. federal and certain combined state income taxes, and the Company is responsible for all other taxes, interest and penalties.
22.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,911 million of purchase orders and purchase contract commitments as of January 1, 2022 to be purchased in fiscal year 2022 and $89 million of information technology commitments through August 2025 that are not recorded in the Company's Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $33 million through March 2023, as of January 1, 2022. Additionally, the Company had electricity forward purchase commitments totaling $16 million through June 2024, as of January 1, 2022. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
23.    US FOODS HOLDING CORP. CONDENSED FINANCIAL INFORMATION
These condensed parent company financial statements should be read in conjunction with the Company's consolidated financial statements. Under terms of the agreements governing its indebtedness, the net assets of USF are restricted from being transferred to US Foods in the form of loans, advances or dividends with the exception of income tax payments, share-based compensation settlements and minor administrative costs. USF had $1.4 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation, as of January 1, 2022. See Note 16, Share-Based Compensation, Common Stock Issuances and Common Stock, for a discussion of the Company’s equity-related transactions. In the condensed parent company financial statements below, the investment in the operating subsidiary, USF, is accounted for using the equity method.

Condensed Parent Company Balance Sheets
(In millions, except par value)

	January 1, 2022	January 2, 2021
ASSETS
Investment in subsidiary	$4,266	$4,050
Other assets	4	—
Total assets	$4,270	$4,050
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Deferred tax liabilities	$1	$1
Total liabilities	1	1
Commitments and Contingencies (Note 22)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 issued and outstanding as of January 1, 2022 and January 2, 2021	534	519
Shareholders’ Equity
Common stock, $0.01 par value—600 shares authorized; 223 and 221 issued and outstanding as of January 1, 2022 and January 2, 2021, respectively	2	2
Additional paid-in capital	2,970	2,901
Retained earnings	782	661
Accumulated other comprehensive loss	(19)	(34)
Total shareholders’ equity	3,735	3,530
Total liabilities, mezzanine equity and shareholders’ equity	$4,270	$4,050

Condensed Parent Company Statements of Comprehensive Income

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Income before income taxes	$—	$—	$—
Income tax benefit	(4)	(5)	—
Income before equity in net earnings of subsidiary	4	5	—
Equity in net earnings of subsidiary	160	(231)	385
Net income (loss)	164	(226)	385
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	10	23	45
Unrecognized gain (loss) on interest rate swaps	5	(3)	(15)
Comprehensive income (loss)	$179	$(206)	$415
Net income (loss)	$164	$(226)	$385
Series A convertible preferred stock dividends	(43)	(28)	—
Net income (loss) available to common shareholders	$121	$(254)	$385

Condensed Parent Company Statements of Cash Flows

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income (loss)	$164	$(226)	$385
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	(160)	231	(385)
Changes in operating assets and liabilities:
Increase in other assets	(4)	—	—
Decrease in accrued expenses and other liabilities	—	(5)	—
Net cash used in operating activities	—	—	—

Cash flows from investing activities:
Investment in subsidiary	28	(491)	—
Net cash provided by (used in) investing activities	28	(491)	—

Cash flows from financing activities:
Net proceeds from issuance of Series A convertible preferred stock	—	491	—
Dividends paid on Series A convertible preferred stock	(28)	—	—
Net cash (used in) provided by financing activities	(28)	491	—
Net increase in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash—beginning of year	—	—	—
Cash, cash equivalents and restricted cash—end of year	$—	$—	$—

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
No single customer accounted for more than 2% of the Company’s consolidated net sales in fiscal year 2021, and 3% of the Company’s consolidated net sales for fiscal years 2020 and 2019. However, customers who are members of one group purchasing organization accounted, in the aggregate, for approximately 11% of the Company's consolidated net sales in fiscal year 2021 and 13% of the Company's consolidated net sales for fiscal years 2020 and 2019.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of January 1, 2022, the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of US Foods Holding Corp.'s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 17, 2022
Management of US Foods Holding Corp. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on this assessment, management determined that, as of January 1, 2022, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 1, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of US Foods Holding Corp. and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2022, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated February 17, 2022. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 17, 2022

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item with respect to members of the Board of Directors and with respect to the Audit Committee will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (our “2022 Proxy Statement”) under the captions “Election of Directors” and “Corporate Governance-Meetings of the Board and its Committees-Audit Committee” and is incorporated herein by reference. The information required by this item with respect to our Code of Conduct will be included in our 2022 Proxy Statement under the caption “Corporate Governance-Corporate Governance Materials” and is incorporated herein by reference. See Item 1 of Part I, “Business-Information about our Executive Officers” for the information required by this item with respect to our executive officers.
Item 11.    Executive Compensation
The information required by this item will be included in our 2022 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation” and is incorporated herein by reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Annual Report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management will be included in our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Officers” and is incorporated herein by reference.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is presented below.

Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of January 1, 2022:

Plan Category	Number of shares to be issued upon exercise of outstanding options, restricted warrants and rights(1)	Weighted-average exercise price of shares underlying outstanding options, warrants and rights(2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(3)
Equity compensation plans approved by stockholders	8,423,069	24.14	9,149,629
Equity compensation plans not approved by stockholders	—	—	—
Total	8,423,069	24.14	9,149,629
(1) This number consists of 347,590 shares subject to outstanding awards granted under the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, 2,458,144 shares subject to outstanding awards under the 2016 US Foods Holding Corp. Omnibus Incentive Plan, and 5,617,335 shares subject to outstanding awards under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (the “2019 Plan”).
(2)    This weighted-average exercise price is calculated based on the exercise prices of outstanding Options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.
(3)    This number consists of 7,979,136 shares available for issuance under the 2019 Plan, and 1,170,493 shares reserved for issuance under the employee stock purchase plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2022 Proxy Statement under the captions “Election of Directors,” “Corporate Governance” and “Related Party Transactions” and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be included in our 2022 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

4.3
Form of 5.875% Senior Note due 2024 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on June 28, 2016 (included in the indenture filed as Exhibit 4.1 thereto)).

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

4.6
Form of 6.25% Senior Secured Notes due 2025 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2020 (included in the indenture filed as Exhibit 4.1 thereto)).

4.7
Indenture, dated as of February 4, 2021, by and among US Foods, Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2021).

Exhibit No.	Description
4.8
Form of 4.75% Senior Secured Notes due 2029 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2021 (included in the indenture filed as Exhibit 4.1 thereto)).

4.9
Indenture, dated as of November 22, 2021 by and among US Foods, Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2021).

4.10
Form of 4.625% Senior Secured Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2021 (included in the indenture filed as Exhibit 4.1 thereto)).

4.11	Description of Securities of US Foods Holding Corp. (incorporated herein by reference to Exhibit 4.7 to the Annual Report on Form 10-K filed with the SEC on February 16, 2021).

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

Exhibit No.	Description
10.2.9
Eighth Amendment to the Credit Agreement, dated as of April 21, 2020, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2020).

10.2.10
Ninth Amendment to the Credit Agreement, dated as of November 22, 2021, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2021).

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

10.16*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (for Performance-Based Restricted Stock Unit Awards) under the US Foods Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021).

10.17*
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Settlement upon Separation of Service) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

Exhibit No.	Description
10.18*
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Settlement upon Vesting) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

10.19*	US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to Appendix B of the Definitive Proxy Statement filed with the SEC on March 16, 2018).

10.20*
Form of Director Indemnification Agreement by and between US Foods Holding Corp. and each of Pietro Satriano and John A. Lederer (incorporated herein by reference to Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on May 20, 2016).

10.21*
Offer Letter, dated as of July 13, 2015, by and between US Foods, Inc. and Pietro Satriano (incorporated herein by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q of US Foods, Inc. filed with the SEC on August 11, 2015).

10.22*
Offer Letter, dated as of January 27, 2017, by and between US Foods, Inc. and Dirk J. Locascio (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the SEC on February 28, 2017).

10.23*
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

US FOODS HOLDING CORP. (Registrant)

By:	/s/ PIETRO SATRIANO
Name:	Pietro Satriano
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PIETRO SATRIANO	Chief Executive Officer and Director	February 17, 2022
Pietro Satriano	(Principal Executive Officer)

/s/ DIRK J. LOCASCIO	Chief Financial Officer	February 17, 2022
Dirk J. Locascio	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHERYL A. BACHELDER	Director	February 17, 2022
Cheryl A. Bachelder

/s/ COURT D. CARRUTHERS	Director	February 17, 2022
Court D. Carruthers

/s/ ROBERT M. DUTKOWSKY	Chairman of the Board	February 17, 2022
Robert M. Dutkowsky

/s/SUNIL GUPTA	Director	February 17, 2022
Sunil Gupta

/s/ JOHN A. LEDERER	Director	February 17, 2022
John A. Lederer

/s/ CARL ANDREW PFORZHEIMER	Director	February 17, 2022
Carl Andrew Pforzheimer

/s/ NATHANIEL H. TAYLOR	Director	February 17, 2022
Nathaniel H. Taylor

/s/ DAVID M. TEHLE	Director	February 17, 2022
David M. Tehle

/s/ ANN E. ZIEGLER	Director	February 17, 2022
Ann E. Ziegler