Form 10-Q
period 2022-04-02
US Foods Holding Corp.
filed 2022-05-12
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
223,891,807 shares of the registrant’s common stock were outstanding as of May 6, 2022.

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
• KKR’s interests may not align with our other shareholders;
• actions of activist shareholders could adversely impact our business;
• changes in tax laws and regulations and resolution of tax disputes;
• adverse judgments or settlements resulting from litigation;
• extreme weather conditions, natural disasters and other catastrophic events, including pandemics and the rapid spread of contagious illnesses; and
• management of retirement benefits and pension obligations.
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the “2021 Annual Report”).
In light of these risks, uncertainties and other important factors, the forward-looking statements in this Quarterly Report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us, or others acting on our behalf, are expressly qualified in their entirety by the cautionary statements above and contained elsewhere in this Quarterly Report. All of these statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by law.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should be viewed only as historical data.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	April 2, 2022	January 1, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190	$148
Accounts receivable, less allowances of $33 and $33	1,658	1,469
Vendor receivables, less allowances of $11 and $7	199	145
Inventories—net	1,826	1,686
Prepaid expenses	148	120
Assets held for sale	8	8
Other current assets	21	18
Total current assets	4,050	3,594
Property and equipment—net	2,022	2,033
Goodwill	5,625	5,625
Other intangibles—net	819	830
Deferred tax assets	9	8
Other assets	435	431
Total assets	$12,960	$12,521
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft liability	$214	$183
Accounts payable	2,077	1,662
Accrued expenses and other current liabilities	635	610
Current portion of long-term debt	103	95
Total current liabilities	3,029	2,550
Long-term debt	4,890	4,916
Deferred tax liabilities	312	307
Other long-term liabilities	473	479
Total liabilities	8,704	8,252
Commitments and contingencies (Note 17)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 issued and outstanding as of April 2, 2022 and January 1, 2022	534	534
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 224 and 223 issued and outstanding as of April 2, 2022 and January 1, 2022, respectively	2	2
Additional paid-in capital	2,973	2,970
Retained earnings	766	782
Accumulated other comprehensive loss	(19)	(19)
Total shareholders’ equity	3,722	3,735
Total liabilities, mezzanine equity and shareholders’ equity	$12,960	$12,521

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Net sales	$7,798	$6,295
Cost of goods sold	6,603	5,292
Gross profit	1,195	1,003
Operating expenses:
Distribution, selling and administrative costs	1,161	972
Restructuring costs and asset impairment charges	—	3
Total operating expenses	1,161	975
Operating income	34	28
Other income—net	(6)	(7)
Interest expense—net	55	54
Loss on extinguishment of debt	—	23
Loss before income taxes	(15)	(42)
Income tax benefit	(8)	(18)
Net loss	(7)	(24)
Other comprehensive loss—net of tax:
Changes in retirement benefit obligations	—	—
Recognition of interest rate swaps	—	2
Comprehensive loss	$(7)	$(22)
Net loss	$(7)	$(24)
Series A convertible preferred stock dividends	(9)	(15)
Net loss available to common shareholders	$(16)	$(39)
Net loss per share
Basic (Note 12)	$(0.07)	$(0.18)
Diluted (Note 12)	$(0.07)	$(0.18)
Weighted-average common shares outstanding
Basic (Note 12)	223	221
Diluted (Note 12)	223	221

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—January 1, 2022	223	$2	$2,970	$782	$(19)	$3,735
Share-based compensation expense	—	—	12	—	—	12
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Vested restricted stock units, net	1	—	—	—	—	—
Exercise of stock options	—	—	2	—	—	2
Tax withholding payments for net share-settled equity awards	—	—	(16)	—	—	(16)
Series A convertible preferred stock dividends	—	—	—	(9)	—	(9)
Net Loss	—	—	—	(7)	—	(7)
BALANCE—April 2, 2022	224	$2	$2,973	$766	$(19)	$3,722

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE—January 2, 2021	221	$2	$2,901	$661	$(34)	$3,530
Share-based compensation expense	—	—	10	—	—	10
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Vested restricted stock units, net	1	—	—	—	—	—
Exercise of stock options	—	—	4	—	—	4
Tax withholding payments for net share-settled equity awards	—	—	(12)	—	—	(12)
Series A convertible preferred stock dividends	—	—	—	(15)	—	(15)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net Loss	—	—	—	(24)	—	(24)
BALANCE—April 3, 2021	222	$2	$2,908	$622	$(32)	$3,500
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)
	13 Weeks Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net loss	$(7)	$(24)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89	101
Gain on disposal of property and equipment—net	(1)	—
Loss on extinguishment of debt	—	23
Amortization of deferred financing costs	3	3
Deferred tax provision (benefit)	4	(4)
Share-based compensation expense	12	10
Provision (benefit) for doubtful accounts	—	(12)
Changes in operating assets and liabilities:
Increase in receivables	(243)	(315)
Increase in inventories—net	(140)	(178)
Increase in prepaid expenses and other assets	(37)	(25)
Increase in accounts payable and cash overdraft liability	463	555
Increase in accrued expenses and other liabilities	15	42
Net cash provided by operating activities	158	176
Cash flows from investing activities:
Proceeds from sales of property and equipment	2	—
Purchases of property and equipment	(72)	(46)
Net cash used in investing activities	(70)	(46)
Cash flows from financing activities:
Proceeds from debt borrowings	103	900
Principal payments on debt and financing leases	(131)	(926)
Dividends paid on Series A convertible preferred stock	(9)	—
Debt financing costs and fees	—	(18)
Proceeds from employee stock purchase plan	5	5
Proceeds from exercise of stock options	2	4
Tax withholding payments for net share-settled equity awards	(16)	(12)
Net cash used in financing activities	(46)	(47)
Net increase in cash, and cash equivalents and restricted cash	42	83
Cash, cash equivalents and restricted cash—beginning of period	148	829
Cash, cash equivalents and restricted cash—end of period	$190	$912
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$37	$33
Income taxes paid—net	1	—
Property and equipment purchases included in accounts payable	29	23
Property and equipment transferred to assets held for sale	—	9
Leased assets obtained in exchange for financing lease liabilities	7	7
Leased assets obtained in exchange for operating lease liabilities	7	8
Cashless exercise of stock options	1	—
Paid-in-kind Series A convertible preferred stock dividends	—	15
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables in millions, except per share data, unless otherwise noted)
1.     OVERVIEW AND BASIS OF PRESENTATION
US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to in these consolidated financial statements and notes as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods Holding Corp. conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”) and its subsidiaries. All of the Company’s indebtedness, as further described in Note 9, Debt, is a direct obligation of USF and its subsidiaries.
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
Basis of Presentation—The Company operates on a 52- or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal years 2022 and 2021 are both 52-week fiscal years.
The consolidated financial statements included in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in this Quarterly Report are adequate to make the information presented not misleading. These interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the 2021 Annual Report.
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, convertible debt will be accounted for as a single liability measured at its amortized cost. Additionally, the new guidance requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. This guidance is effective for fiscal years beginning after December 15, 2021. The Company adopted the provisions of ASU No. 2020-06 at the beginning of the first quarter of fiscal year 2022, with no impact on our financial position, results of operations, cash flows or diluted earnings per share reporting.
In October 2021, the FASB issued ASU No. 2021-08 Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Accounting Standards Codification (“ASC”) 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and is to be applied prospectively to business combinations occurring on or after adoption of the new guidance. The Company adopted the provisions of ASU No. 2021-08 at the beginning of the first quarter of fiscal year 2022, with no impact on our financial position, results of operations or cash flows.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of April 2, 2022 or January 1, 2022. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.7 billion and $1.5 billion as of April 2, 2022 and January 1, 2022, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $27 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of both April 2, 2022 and January 1, 2022, and $28 million and $26 million included in other assets in the Company’s Consolidated Balance Sheets as of April 2, 2022 and January 1, 2022 respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Meats and seafood	$2,950	$2,262
Dry grocery products	1,333	1,093
Refrigerated and frozen grocery products	1,179	994
Dairy	761	622
Equipment, disposables and supplies	811	693
Beverage products	376	324
Produce	388	307
Total Net sales	$7,798	$6,295
4.    INVENTORIES
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $414 million and $342 million as of April 2, 2022 and January 1, 2022, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $72 million and $21 million for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.
5.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
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

Due to the impact that the COVID-19 pandemic was expected to have on our customers, we significantly increased our allowance for doubtful accounts during the 13 weeks ended March 28, 2020. Since that initial charge in 2020, due to more favorable than anticipated collections on our pre-COVID-19 accounts receivable, we reduced our allowance for doubtful accounts for by $12 million the 13 weeks ended April 3, 2021. Activity in the allowance for doubtful accounts for the 13 weeks ended April 2, 2022 was de minimis.
A summary of the activity in the allowance for doubtful accounts for the 13 weeks ended April 2, 2022 and April 3, 2021 was as follows:

	April 2, 2022	April 3, 2021
Balance as of beginning of year	$33	$67
Charged (benefit) to costs and expenses, net	—	(12)
Customer accounts written off—net of recoveries	—	(4)
Balance as of end of period	$33	$51
This table excludes the vendor receivable related allowance for doubtful accounts of $11 million and $7 million as of April 2, 2022 and January 1, 2022, respectively.
6.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of April 2, 2022 and January 1, 2022, property and equipment-net included accumulated depreciation of $2,788 million and $2,722 million, respectively. Depreciation expense was $78 million and $82 million for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.
7.    GOODWILL AND OTHER INTANGIBLES
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
Customer relationships, amortizable trade names and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, amortizable trade names and noncompete agreements are amortized over their estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $11 million and $19 million for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

Goodwill and other intangibles—net consisted of the following:

	April 2, 2022	January 1, 2022
Goodwill	$5,625	$5,625
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$655	$655
Accumulated amortization	(110)	(99)
Net carrying value	545	556
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(1)	(1)
Net carrying value	3	3
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$819	$830
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.
8.    FAIR VALUE MEASUREMENTS
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

The Company’s assets and liabilities measured at fair value on a recurring basis as of April 2, 2022 and January 1, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	April 2, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$101	$—	$—	$101
	January 1, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$99	$—	$—	$99
There were no significant assets or liabilities on the Company’s Consolidated Balance Sheets measured at fair value on a nonrecurring basis for the periods presented above, except as further disclosed in Note 7, Goodwill and Other Intangibles.
Recurring Fair Value Measurements
Money Market Funds
Money market funds include highly liquid investments with an original maturity of three or fewer months. These funds are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. The Company had no outstanding interest rate swap agreements as of both April 2, 2022 and January 1, 2022.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.9 billion and $5.1 billion as of April 2, 2022 and January 1, 2022, respectively, as compared to its carrying value of $5.0 billion as of both April 2, 2022 and January 1, 2022.
The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Senior Secured Notes due 2025”) was $1.0 billion as of both April 2, 2022 and January 1, 2022. The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.9 billion as of both April 2, 2022 and January 1, 2022. The fair value of the Company’s 4.625% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.5 billion as of both April 2, 2022 and January 1, 2022. Fair value of the Senior Secured Notes due 2025, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 is based upon their closing market prices on the respective dates. The fair value of the Senior Secured Notes due 2025, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

9.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of April 2, 2022	Carrying Value as of April 2, 2022	Carrying Value as of January 1, 2022
ABL Facility	May 31, 2024	—%	$—	$—
2019 Incremental Term Loan Facility (net of $23 and $25 of unamortized deferred financing costs, respectively)	September 13, 2026	2.51%	1,439	1,442
2021 Incremental Term Loan Facility (net of $6 and $7 of unamortized deferred financing costs, respectively)	November 22, 2028	3.26%	891	893
Senior Secured Notes due 2025 (net of $9 and $11 of unamortized deferred financing costs, respectively)	April 15, 2025	6.25%	991	989
Unsecured Senior Notes due 2029 (net of $8 and $8 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	892	892
Unsecured Senior Notes due 2030 (net of $5 of and $5 of unamortized deferred financing costs, respectively)	June 1, 2030	4.625%	495	495
Obligations under financing leases	2022–2039	1.25% - 8.63%	277	292
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,993	5,011
Current portion of long-term debt			(103)	(95)
Long-term debt			$4,890	$4,916
As of April 2, 2022, approximately 47% of the Company’s total debt bears interest at a floating rate.
ABL Facility
USF’s asset based senior secured revolving credit facility (the “ABL Facility”) provides USF with loan commitments having a maximum aggregate principal amount of $1,990 million. The ABL Facility is scheduled to mature on May 31, 2024.
Borrowings under the ABL Facility bear interest, at USF’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described in the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of LIBOR plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of April 2, 2022 was 0.00% for ABR loans and 1.00% for LIBOR loans.
USF had no outstanding borrowings, and had outstanding letters of credit totaling $263 million, under the ABL Facility as of April 2, 2022. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,727 million under the ABL Facility as of April 2, 2022.
Term Loan Facilities
Under its term loan credit agreement, USF has entered into an incremental senior secured term loan facility borrowed in September 2019 (the “2019 Incremental Term Loan Facility”) and an incremental senior secured term loan borrowed in November 2021 (the “2021 Incremental Term Loan Facility”).
2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,439 million, net of $23 million of unamortized deferred financing costs as of April 2, 2022. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an ABR, as described in the 2019 Incremental Term Loan Facility plus a margin of 1.00% (subject to a LIBOR “floor” of 0.00%). The 2019 Incremental Term Loan Facility will mature on September 13, 2026.
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $891 million, net of $6 million of unamortized deferred financing costs as of April 2, 2022. Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.75%, or the sum of an ABR, as described in the 2021 Incremental Term Loan Facility, plus a margin of 1.75% (subject to a LIBOR “floor” of 0.00%). The 2021 Incremental Term Loan Facility will mature on November 22, 2028.
Senior Secured Notes due 2025
The Senior Secured Notes due 2025 had an outstanding balance of $991 million, net of $9 million of unamortized deferred financing costs, as of April 2, 2022. The Senior Secured Notes due 2025 bear interest at a rate of 6.25% per annum and will mature on April 15, 2025.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $892 million, net of $8 million of unamortized deferred financing costs, as of April 2, 2022. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029.
Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs, as of April 2, 2022. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.625% per annum and will mature on June 1, 2030.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.4 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of April 2, 2022.
10.    RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
During the 13 weeks ended April 2, 2022, net restructuring costs were de minimis. During the 13 weeks ended April 3, 2021, $3 million of net restructuring costs were recognized primarily related to initiatives to improve operational effectiveness. Net restructuring liabilities were $1 million and $3 million as of April 2, 2022 and January 1, 2022, respectively.

11.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and a 401(k) savings plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
The components of net periodic pension benefit credits for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Components of net periodic pension benefit credits
Service cost	$1	$1
Interest cost	7	7
Expected return on plan assets	(13)	(14)
Amortization of net loss	—	—
Net periodic pension benefit credits	$(5)	$(6)
Other postretirement benefit costs were de minimis for both the 13 weeks ended April 2, 2022 and April 3, 2021.
The service cost component of net periodic benefit credits is included in distribution, selling and administrative costs, while the other components of net periodic benefit credits are included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.

The Company does not expect to make significant contributions to its defined benefit pension plan in fiscal year 2022.
Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $16 million and $13 million for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $12 million and $10 million for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.
12.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net (loss) income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock (the “Series A Preferred Stock”), if dilutive in the period. For the 13 weeks ended April 2, 2022 and April 3, 2021, share-based awards representing 8 million and 9 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 13 weeks ended April 2, 2022 and April 3, 2021, Series A Preferred Stock representing 25 million and 24 million of underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Numerator:
Net loss	$(7)	$(24)
Less: Series A Preferred Stock Dividends (1)	(9)	(15)
Net loss available to common shareholders	$(16)	$(39)
Denominator:
Weighted-average common shares outstanding—basic	223	221
Effect of dilutive share-based awards	—	—
Effect of dilutive underlying shares of the Series A Preferred Stock (2)	—	—
Weighted-average common shares outstanding—diluted	223	221
Net loss per share
Basic	$(0.07)	$(0.18)
Diluted	$(0.07)	$(0.18)

(1)    Series A Preferred Stock dividends for the first quarter of 2021 were paid in kind on March 31, 2021 in the form of shares of Series A Preferred Stock. Series A Preferred Stock dividends for the first quarter of 2022 were paid in cash on March 31, 2022.
(2)    Under the if-converted method, outstanding shares of the Series A Preferred Stock are converted to common shares for inclusion in the calculation of the weighted-average common shares outstanding—diluted. Once converted, there would be no preferred stock outstanding and therefore no Series A Preferred Stock dividend.
13.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020 (the “Issuance Date”), pursuant to the terms of an Investment Agreement (the “Investment Agreement”) with KKR Fresh Aggregator L.P., a Delaware limited partnership, which agreement was joined on February 25, 2021 by permitted transferee KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A Preferred Stock, par value $0.01 per share, to KKR Fresh Aggregator L.P. for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. As of both April 2, 2022 and January 1, 2022, the Company had issued a total of 532,281 shares of Series A Preferred Stock. The Series A Preferred Stock had a carrying value of $534 million as of both April 2, 2022 and January 1, 2022. On March 31, 2022, the Company paid cash dividends of $9 million on the shares of the Series A Preferred Stock.

14.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(19)	$(29)
Reclassification adjustments:
Amortization of net loss(2) (3)	—	—
Total before income tax	—	—
Income tax provision	—	—
Current period comprehensive income, net of tax	—	—
Balance as of end of period(1)	$(19)	$(29)

Interest rate swaps(4):
Balance as of beginning of period (1)	$—	$(5)
Change in fair value of interest rate swaps	—	—
Amounts reclassified to interest expense—net	—	2
Total before income tax	—	2
Income tax provision	—	—
Current period comprehensive income, net of tax	—	2
Balance as of end of period(1)	$—	$(3)
Accumulated other comprehensive loss as of end of period(1)	$(19)	$(32)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 11, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
(4)    The Company’s interest rate swaps expired on July 31, 2021. The Company has not entered into any new interest rate swap agreements.

15.    RELATED PARTY TRANSACTIONS
As of December, 31, 2021, FMR LLC, held approximately 11% of the Company’s outstanding common stock. As of both April 2, 2022 and January 1, 2022, as reported by the administrative agent of the 2019 and 2021 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $24 million in aggregate principal amount of the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
As of April 2, 2022, KKR held 100% of the Company’s outstanding Series A Preferred Stock, representing approximately 10% of the Company’s outstanding stock on a converted basis. As reported by the administrative agent of the 2019 Incremental Term Loan Facility, investment funds managed by an affiliate of KKR held approximately $17 million in aggregate principal amount of the 2019 Incremental Term Loan Facility as of both April 2, 2022 and January 1, 2022. During the 13 weeks ended April 3, 2021, KKR Capital Markets LLC, an affiliate of KKR, received $1 million for debt advisory services rendered in connection with the Unsecured Senior Notes due 2029 financing.

16.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 13 weeks ended April 2, 2022 and April 3, 2021, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.
For the 13 weeks ended April 2, 2022, the Company's effective income tax rate of 51% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million, primarily related to excess tax benefits associated with share-based compensation.
For the 13 weeks ended April 3, 2021, the Company’s effective income tax rate of 43% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation.
17. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,890 million of purchase orders and purchase contract commitments as of April 2, 2022 to be purchased in the remainder of fiscal year 2022 and $49 million of information technology commitments through August 2025 that are not recorded in the Company’s Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $33 million through March 2023, as of April 2, 2022. Additionally, the Company had electricity forward purchase commitments totaling $14 million through June 2024, as of April 2, 2022. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2021 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks ended April 2, 2022 are compared to the 13 weeks ended April 3, 2021 unless specifically noted otherwise.
Overview
At US Foods, we strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of GREAT FOOD. MADE EASY.™, which is centered on providing customers with the innovative products business support and technology solutions they need to operate their businesses profitably. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer facing activities.
We supply approximately 250,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide more than 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of 69 distribution facilities and fleet of approximately 6,500 trucks, along with 81 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
COVID-19 Update
Our operations, our industry and the U.S. economy continue to be disrupted by the COVID-19 pandemic and related inflation, supply chain disruptions and labor shortages. We continue to actively monitor the impacts of the COVID-19 pandemic on all aspects of our business including related actions taken by government authorities. Although Net sales and total case volumes increased during the first quarter of 2022 as compared to the first quarter of 2021, increased infection rates and related temporary restrictions in some parts of the country resulting from the omicron variant negatively impacted Net sales for the first quarter of 2022.
Uncertainty around the pandemic persists including the risk of future variants and, as a result, we and the industry may continue to face pandemic-related challenges, as the recovery continues, such as constraints on the availability of product supply, increased product and logistics costs, labor shortages, inflation and shifts in the buying patterns of our customers. Therefore, we are unable to predict the extent to which the pandemic will continue to impact our results of operations.
Operating Metrics
Case growth—Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.
Highlights
Financial Highlights—For the 13 weeks ended April 2, 2022, compared to the same quarter a year ago, total case volume increased 4.1%, and independent restaurant case volume increased 9.2%, while net sales increased $1,503 million, or 23.9%, driven by higher total case volume and food cost inflation of approximately 17%. After lower Net sales in January, due to reduced demand caused by the Omicron variant, Net sales grew through the end of the quarter.
Gross profit increased $192 million, or 19.1%, to $1,195 million for the 13 weeks ended April 2, 2022, primarily as a result of an increase in total case volume, optimized pricing and increased freight income from improved inbound logistics, and food cost inflation in multiple product categories. These increases in gross profit were partially offset by an unfavorable year-over-year LIFO adjustment. As a percentage of net sales, gross profit was 15.3% for the 13 weeks ended April 2, 2022, compared to 15.9% for the prior year period.

Total operating expenses increased $186 million, or 19.1%, to $1,161 million for the 13 weeks ended April 2, 2022. The increase was primarily due to greater volume and higher distribution costs, in part due to higher temporary labor costs and higher than normal wage inflation in 2021. These increases were partially offset by cost savings initiatives outlined in our long-range plan including: (1) routing improvements that expanded from a pilot to enterprise-wide implementation, (2) continued deployment of new warehouse selection technology that is expected to be completed in the beginning of the fiscal third quarter of 2022, and (3) the rollout of new warehouse process enhancements tested in 2021. As a percentage of net sales, operating expenses were 14.9% for the 13 weeks ended April 2, 2022, compared to 15.5% for the prior year period.
Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Consolidated Statements of Operations Data:
Net sales	$7,798	$6,295
Cost of goods sold	6,603	5,292
Gross profit	1,195	1,003
Operating expenses:
Distribution, selling and administrative costs	1,161	972
Restructuring costs and asset impairment charges	—	3
Total operating expenses	1,161	975
Operating income	34	28
Other income—net	(6)	(7)
Interest expense—net	55	54
Loss on extinguishment of debt	—	23
Loss before income taxes	(15)	(42)
Income tax benefit	(8)	(18)
Net loss	(7)	(24)
Series A Preferred Stock Dividends (see Note 13)	(9)	(15)
Net loss available to common shareholders	$(16)	$(39)
Percentage of Net Sales:
Gross profit	15.3%	15.9%
Operating expenses	14.9%	15.5%
Operating income	0.4%	0.4%
Net loss	(0.1)%	(0.4)%
Adjusted EBITDA(1)	3.1%	2.7%
Other Data:
Cash flows—operating activities	$158	$176
Cash flows—investing activities	(70)	(46)
Cash flows—financing activities	(46)	(47)
Capital expenditures	72	46
EBITDA(1)	129	113
Adjusted EBITDA(1)	241	172
Adjusted net income(1)	80	27
Free cash flow(2)	86	130
(1)    EBITDA is defined as net (loss) income, plus interest expense—net, income tax (benefit) provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) restructuring costs and asset impairment charges; (2) share-based compensation expense; (3) the non-cash impact of LIFO reserve adjustments; (4) loss on extinguishment of debt; (5) business transformation costs; and (6) other gains, losses, or costs as specified in the agreements governing our indebtedness. Adjusted net income is defined as net (loss) income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted net income as presented are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net (loss) income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Net loss available to common shareholders	$(16)	$(39)
Series A Preferred Stock Dividends (see Note 13)	(9)	(15)
Net loss	(7)	(24)
Interest expense—net	55	54
Income tax benefit	(8)	(18)
Depreciation expense	78	82
Amortization expense	11	19
EBITDA	129	113
Adjustments:
Restructuring costs and asset impairment charges(1)	—	3
Share-based compensation expense(2)	12	10
LIFO reserve adjustment(3)	72	21
Loss on extinguishment of debt(4)	—	23
Business transformation costs(5)	14	9
COVID-19 bad debt benefit(6)	—	(15)
Business acquisition and integration related costs and other(7)	14	8
Adjusted EBITDA	241	172
Depreciation expense	(78)	(82)
Interest expense—net	(55)	(54)
Income tax provision, as adjusted(8)	(28)	(9)
Adjusted net income	$80	$27
Cash flow
Cash flows from operating activities	$158	$176
Capital expenditures	(72)	(46)
Free cash flow	$86	$130
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
(7)    Includes: (i) aggregate acquisition and integration related costs of $6 million for both the 13 weeks ended April 2, 2022 and April 3, 2021; (ii) contested proxy and related legal and consulting costs of $7 million for the 13 weeks ended April 2, 2022; and (iii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
A reconciliation between the GAAP income tax benefit and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended
	April 2, 2022	April 3, 2021
GAAP income tax benefit	$(8)	$(18)
Tax impact of pre-tax income adjustments	32	21
Discrete tax items	4	6
Income tax provision, as adjusted	$28	$9

Comparison of Results
13 Weeks Ended April 2, 2022 and April 3, 2021
Highlights
•Total case volume increased 4.1% and independent restaurant case volume increased 9.2%.
•Net sales increased $1,503 million, or 23.9%, to $7,798 million in 2022.
•Operating income increased $6 million, or 21.4%, to $34 million in 2022.
•Net loss improved $17 million to $7 million in 2022.
•Adjusted EBITDA increased $69 million, or 40.1%, to $241 million in 2022. As a percentage of Net sales, Adjusted EBITDA was 3.1% in 2022, compared to 2.7% in 2021.
Net Sales
Total case volume increased 4.1% and independent restaurant case volume growth of 9.2%. Net sales increased $1,503 million, or 23.9%, to $7,798 million in 2022, comprised of a $257 million, or 4.1%, increase in case volume and a $1,246 million, or 19.8%, increase in the overall Net sales rate per case. The increase in Net sales rate per case reflects a year-over-year average inflation increase of 17.3% in multiple product categories including beef, poultry, and pork, as well as favorable changes in our product mix. The year-over-year increase in inflation benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost. Organic sales of private brands represented approximately 34% and 33% of Net sales in 2022 and 2021, respectively.
Gross Profit
Gross profit increased $192 million, or 19.1%, to $1,195 million in 2022, primarily as a result of an increase in total case volume, optimized pricing and increased freight income from improved inbound logistics, and food cost inflation in multiple product categories, partially offset by an unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $72 million in 2022 compared to expense of $21 million in 2021 due to inflation in multiple product categories including dairy, poultry and grocery. Gross profit as a percentage of net sales was 15.3% in 2022, compared to 15.9% in 2021, due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs and asset impairment charges, increased $186 million, or 19.1%, to $1,161 million in 2022. Operating expenses as a percentage of net sales were 14.9% in 2022, compared to 15.5% in 2021. The increase in operating expenses was primarily due to greater volume and higher distribution costs, in part due to higher temporary labor costs and higher than normal wage inflation in 2021. The increase was partially offset by cost savings initiatives outlined in our long-range plan including: (1) routing improvements that expanded from a pilot to enterprise-wide implementation, (2) continued deployment of new warehouse selection technology that is expected to be completed in the beginning of the fiscal third quarter of 2022, and (3) the rollout of new warehouse process enhancements tested in 2021.
Operating Income
Our operating income was $34 million in 2022, compared to operating income of $28 million in 2021. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $6 million and $7 million in 2022 and 2021, respectively.
Interest Expense—Net
Interest expense—net increased $1 million to $55 million in 2022, primarily due to an increase in interest rates, partially offset by lower outstanding debt in 2022 compared to 2021.
Income Taxes

For the 13 weeks ended April 2, 2022, our effective income tax rate of 51% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million, primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended April 3, 2021, our effective income tax rate of 43% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation.
Net Loss
Our net loss was $7 million in 2022, compared to a net loss of $24 million in 2021. The improvement in net loss was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of April 2, 2022, the Company had approximately $1.9 billion in cash and available liquidity.
Indebtedness
The aggregate outstanding balance of our indebtedness was $4,993 million, net of $51 million of unamortized deferred financing costs, as of April 2, 2022.
We had no outstanding borrowings and had issued letters of credit totaling $263 million under the ABL Facility as of April 2, 2022. There was remaining capacity of $1,727 million under the ABL Facility as of April 2, 2022.
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,439 million, net of $23 million of unamortized deferred financing costs, as of April 2, 2022.
The 2021 Incremental Term Loan Facility had an outstanding balance of $891 million, net of $6 million of unamortized deferred financing costs, as of April 2, 2022.
The Senior Secured Notes due 2025 an outstanding balance of $991 million, net of $9 million of unamortized deferred financing costs, as of April 2, 2022.
As of April 2, 2022, the Unsecured Senior Notes due 2029 had an outstanding balance of $892 million, net of $8 million of unamortized deferred financing costs.
As of April 2, 2022, the Unsecured Senior Notes due 2030 had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs.
We also had $277 million of obligations under financing leases for transportation equipment and building leases as of April 2, 2022.
The ABL Facility will mature in 2024. The 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility will mature in 2026 and 2028, respectively. The Senior Secured Notes due 2025 will mature in 2025. The Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 will mature in 2029 and 2030, respectively. As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our other available liquidity and capital resources.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.4 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of April 2, 2022.
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
See Note 9, Debt, in our consolidated financial statements, for a further description of our indebtedness.

Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	13 Weeks Ended
	April 2, 2022	April 3, 2021

Net loss	$(7)	$(24)
Changes in operating assets and liabilities	58	79
Other adjustments	107	121
Net cash provided by operating activities	158	176
Net cash used in investing activities	(70)	(46)
Net cash used in financing activities	(46)	(47)
Net increase in cash, cash equivalents and restricted cash	42	83
Cash, cash equivalents and restricted cash—beginning of period	148	829
Cash, cash equivalents and restricted cash—end of period	$190	$912
Operating Activities
Cash flows provided by operating activities was $158 million for the 13 weeks ended April 2, 2022, decreased by $18 million as compared to cash flows provided by operating activities of $176 million for the 13 weeks ended April 3, 2021, primarily driven by working capital needs.
Investing Activities
Cash flows used in investing activities in the 13 weeks ended April 2, 2022 and April 3, 2021 included cash expenditures of $72 million and $46 million, respectively, on investments in information technology, new construction and/or expansion of distribution facilities, and property and equipment for fleet replacement.
We expect total cash capital expenditures in fiscal year 2022 to be between $280 million and $300 million, exclusive of approximately $110 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used by financing activities in the 13 weeks ended April 2, 2022 included $28 million of scheduled payments under our Term Loan Facilities and financing leases, $9 million of dividends on our Series A Preferred Stock and no net payments under the ABL Facility. Financing activities in the 13 weeks ended April 2, 2022 also included $5 million of proceeds received from stock purchases under our employee stock purchase plan and $2 million of proceeds from the exercise of employee stock options, which were offset by $16 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows used by financing activities for the 13 weeks ended April 3, 2021 included $32 million of scheduled payments under our Term Loan Facilities and financing leases. Cash flows provided by financing activities for the 13 weeks ended April 3, 2021 included aggregate borrowings of $900 million under the Unsecured Senior Notes due 2029. We used the proceeds from the issuance of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the then outstanding 5.875% unsecured senior notes due 2024 and repay all of the then outstanding borrowings under the incremental senior secured term loan facility borrowed in April 2020. We incurred approximately $18 million of lender fees and third-party costs in connection with our financing actions, consisting of a $9 million early redemption premium related to the Unsecured Senior Notes due 2024 and $9 million of costs associated with the issuance of the Unsecured Senior Notes due 2029, which were capitalized as deferred financing costs. Financing activities for the 13 weeks ended April 3, 2021 also included $5 million of proceeds received from stock purchases under our employee stock purchase plan and $4 million of proceeds from the exercise of employee stock options, which were offset by $12 million of employee tax withholdings paid in connection with the vesting of stock awards.
Other Obligations and Commitments
There have been no material changes in the Company’s cash obligations and commitments since the end of fiscal year 2021. Refer to Item 7 of our 2021 Annual Report for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2021.

Retirement Plans
See Note 11, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.
Off-Balance Sheet Arrangements
We had $263 million of letters of credit outstanding, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs, under the ABL Facility as of April 2, 2022.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 13 weeks ended April 2, 2022.
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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that position. We have in the past entered into interest rate swap agreements to limit our exposure to variable interest rate terms, the most recent of which expired on July 31, 2021. We may, in the future, again enter into interest rate swaps, the risks of which include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
Approximately 47% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as of April 2, 2022. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $24 million per year (see Note 9, Debt, in our consolidated financial statements). On March 5, 2021, the ICE Benchmark Authority (“ICE”), the administrator of LIBOR, announced that it will cease publication of U.S. dollar LIBOR tenors as of June 30, 2023, for the most common tenors (overnight and one, three, six and twelve months), ICE also ceased publication of U.S. dollar LIBOR tenors for less common tenors (one week and two months) as well as all tenors of non-U.S. dollar LIBOR as of December 31, 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.

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
Fuel costs related to outbound deliveries approximated $125 million during the fiscal year ended January 1, 2022. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of April 2, 2022, we had diesel fuel forward purchase commitments totaling $33 million, which lock approximately 23% of our projected diesel fuel purchase needs through March 2023. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $17 million in additional fuel cost on uncommitted volumes through March 2023.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
For information relating to legal proceedings, see Note 17, Commitments and Contingencies, in our consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors” of the 2021 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number

10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (for 3-year Performance-Based Restricted Stock Unit Awards) under the US Foods Corp. 2019 Long-Term Incentive Plan.†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	May 12, 2022	By:	/s/ ANDREW E. IACOBUCCI
Andrew E. Iacobucci
Interim Chief Executive Officer

Date:	May 12, 2022	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer