Form 10-Q
period 2022-07-02
US Foods Holding Corp.
filed 2022-08-11
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
224,541,947 shares of the registrant’s common stock were outstanding as of August 4, 2022.

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
• cost inflation/deflation and volatile commodity costs including food and fuel costs;
• competition;
• reliance on third-party suppliers and interruption of product supply or increases in product costs;
• changes in our relationships with customers and group purchasing organizations;
• our ability to increase or maintain the highest margin portions of our business;
• achievement of expected benefits from cost savings initiatives;
• changes in consumer eating habits;
• cost and pricing structures;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	July 2, 2022	January 1, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197	$148
Accounts receivable, less allowances of $31 and $33	1,776	1,469
Vendor receivables, less allowances of $13 and $7	201	145
Inventories—net	1,793	1,686
Prepaid expenses	133	120
Assets held for sale	8	8
Other current assets	13	18
Total current assets	4,121	3,594
Property and equipment—net	2,049	2,033
Goodwill	5,625	5,625
Other intangibles—net	808	830
Deferred tax assets	6	8
Other assets	424	431
Total assets	$13,033	$12,521
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft liability	$202	$183
Accounts payable	2,062	1,662
Accrued expenses and other current liabilities	644	610
Current portion of long-term debt	108	95
Total current liabilities	3,016	2,550
Long-term debt	4,912	4,916
Deferred tax liabilities	312	307
Other long-term liabilities	455	479
Total liabilities	8,695	8,252
Commitments and contingencies (Note 17)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 issued and outstanding as of July 2, 2022 and January 1, 2022	534	534
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 224 and 223 issued and outstanding as of July 2, 2022 and January 1, 2022, respectively	2	2
Additional paid-in capital	2,994	2,970
Retained earnings	827	782
Accumulated other comprehensive loss	(19)	(19)
Total shareholders’ equity	3,804	3,735
Total liabilities, mezzanine equity and shareholders’ equity	$13,033	$12,521

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$8,827	$7,663	$16,625	$13,958
Cost of goods sold	7,444	6,494	14,047	11,786
Gross profit	1,383	1,169	2,578	2,172
Operating expenses:
Distribution, selling and administrative costs	1,233	1,044	2,394	2,016
Restructuring costs and asset impairment charges	—	1	—	4
Total operating expenses	1,233	1,045	2,394	2,020
Operating income	150	124	184	152
Other income—net	(5)	(6)	(11)	(13)
Interest expense—net	60	54	115	108
Loss on extinguishment of debt	—	—	—	23
Income before income taxes	95	76	80	34
Income tax provision	25	21	17	3
Net income	70	55	63	31
Other comprehensive income —net of tax:
Changes in retirement benefit obligations	—	—	—	—
Recognition of interest rate swaps	—	2	—	4
Comprehensive income	$70	$57	$63	$35
Net income	$70	$55	$63	$31
Series A convertible preferred stock dividends	(9)	(9)	(18)	(24)
Net income available to common shareholders	$61	$46	$45	$7
Net income per share
Basic (Note 12)	$0.27	$0.21	$0.20	$0.03
Diluted (Note 12)	$0.27	$0.20	$0.20	$0.03
Weighted-average common shares outstanding
Basic (Note 12)	224	222	224	221
Diluted (Note 12)	226	225	226	225

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE—January 1, 2022	223	$2	$2,970	$782	$(19)	$3,735
Share-based compensation expense	—	—	12	—	—	12
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Vested restricted stock units, net	1	—	—	—	—	—
Exercise of stock options	—	—	2	—	—	2
Tax withholding payments for net share-settled equity awards	—	—	(16)	—	—	(16)
Series A convertible preferred stock dividends	—	—	—	(9)	—	(9)
Net Loss	—	—	—	(7)	—	(7)
BALANCE—April 2, 2022	224	$2	$2,973	$766	$(19)	$3,722
Share-based compensation expense	—	—	9	—	—	9
Proceeds from employee stock purchase plan	—	—	7	—	—	7
Exercise of stock options	—	—	5	—	—	5
Series A convertible preferred stock dividends	—	—	—	(9)	—	(9)
Net Income	—	—	—	70	—	70
BALANCE—July 2, 2022	224	$2	$2,994	$827	$(19)	$3,804

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE—January 2, 2021	221	$2	$2,901	$661	$(34)	$3,530
Share-based compensation expense	—	—	10	—	—	10
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Vested restricted stock units, net	1	—	—	—	—	—
Exercise of stock options	—	—	4	—	—	4
Tax withholding payments for net share-settled equity awards	—	—	(12)	—	—	(12)
Series A convertible preferred stock dividends	—	—	—	(15)	—	(15)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net Loss	—	—	—	(24)	—	(24)
BALANCE—April 3, 2021	222	$2	$2,908	$622	$(32)	$3,500
Share-based compensation expense	—	—	13	—	—	13
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Exercise of stock options	—	—	8	—	—	8
Tax withholding payments for net share-settled equity awards	—	—	(1)	—	—	(1)
Series A convertible preferred stock dividends	—	—	—	(9)	—	(9)
Unrecognized gain on interest rate swaps, net of income tax	—	—	—	—	2	2
Net Income	—	—	—	55	—	55
BALANCE—July 3, 2021	222	$2	$2,933	$668	$(30)	$3,573
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)
	26 Weeks Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$63	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181	195
Gain on disposal of property and equipment—net	(2)	—
Loss on extinguishment of debt	—	23
Amortization of deferred financing costs	6	7
Deferred tax provision	7	6
Share-based compensation expense	21	23
Benefit for doubtful accounts	—	(13)
Changes in operating assets and liabilities:
Increase in receivables	(363)	(516)
Increase inventories—net	(107)	(286)
Increase in prepaid expenses and other assets	(5)	(24)
Increase in accounts payable and cash overdraft liability	450	721
Increase in accrued expenses and other liabilities	8	83
Net cash provided by operating activities	259	250
Cash flows from investing activities:
Proceeds from sales of divested assets	—	5
Proceeds from sales of property and equipment	3	1
Purchases of property and equipment	(143)	(107)
Net cash used in investing activities	(140)	(101)
Cash flows from financing activities:
Proceeds from debt borrowings	1,032	900
Principal payments on debt and financing leases	(1,087)	(1,161)
Dividends paid on Series A convertible preferred stock	(18)	(9)
Debt financing costs and fees	—	(18)
Proceeds from employee stock purchase plan	12	10
Proceeds from exercise of stock options	7	12
Tax withholding payments for net share-settled equity awards	(16)	(13)
Net cash used in financing activities	(70)	(279)
Net increase (decrease) in cash, and cash equivalents and restricted cash	49	(130)
Cash, cash equivalents and restricted cash—beginning of period	148	829
Cash, cash equivalents and restricted cash—end of period	$197	$699
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$105	$88
Income taxes paid—net	13	—
Property and equipment purchases included in accounts payable	26	27
Property and equipment transferred to assets held for sale	—	9
Leased assets obtained in exchange for financing lease liabilities	57	14
Leased assets obtained in exchange for operating lease liabilities	6	20
Cashless exercise of stock options	1	1
Paid-in-kind Series A convertible preferred stock dividends	—	15
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
3.    REVENUE RECOGNITION
The Company recognizes revenue when the performance obligation is satisfied, which occurs when a customer obtains control of the promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these goods or services. The Company generates substantially all of its revenue from the distribution and sale of food and food-related products and recognizes revenue when title and risk of loss passes to the customer and the customer accepts the goods, which occurs at delivery. Customer sales incentives, such as volume-based rebates or discounts, are treated as a reduction of revenue at the time the revenue is recognized. Sales taxes invoiced to customers and remitted to governmental authorities are excluded from Net sales. Shipping and handling costs are treated as fulfillment costs and included in distribution, selling and administrative costs.
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of July 2, 2022 or January 1, 2022. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.8 billion and $1.5 billion as of July 2, 2022 and January 1, 2022, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $27 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of both July 2, 2022 and January 1, 2022, and $29 million and $26 million included in other assets in the Company’s Consolidated Balance Sheets as of July 2, 2022 and January 1, 2022, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Meats and seafood	$3,286	$2,951	$6,236	$5,213
Dry grocery products	1,485	1,272	2,818	2,365
Refrigerated and frozen grocery products	1,315	1,141	2,494	2,135
Dairy	938	737	1,699	1,359
Equipment, disposables and supplies	895	797	1,706	1,490
Beverage products	431	389	807	713
Produce	477	376	865	683
Total Net sales	$8,827	$7,663	$16,625	$13,958
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $479 million and $342 million as of July 2, 2022 and January 1, 2022, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $65 million and $97 million for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and increased $137 million and $118 million for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.
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

Activity in the allowance for doubtful accounts for the 13 weeks ended July 2, 2022 was more consistent with pre-pandemic activity than the 13 weeks ended July 3, 2021. A summary of the activity in the allowance for doubtful accounts for the 26 weeks ended July 2, 2022 and July 3, 2021 was as follows:

	July 2, 2022	July 3, 2021
Balance as of beginning of year	$33	$67
Charged (benefit) to costs and expenses, net	—	(13)
Customer accounts written off—net of recoveries	(2)	(9)
Balance as of end of period	$31	$45
This table excludes the vendor receivable related allowance for doubtful accounts of $13 million and $7 million as of July 2, 2022 and January 1, 2022, respectively.
6.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of July 2, 2022 and January 1, 2022, property and equipment-net included accumulated depreciation of $2,852 million and $2,722 million, respectively. Depreciation expense was $81 million for both the 13 weeks ended July 2, 2022 and July 3, 2021, and $159 million and $163 million for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.
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
Customer relationships, amortizable trade names and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, amortizable trade names and noncompete agreements are amortized over their estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $11 million and $13 million for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and $22 million and $32 million for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.
Goodwill and other intangibles—net consisted of the following:

	July 2, 2022	January 1, 2022
Goodwill	$5,625	$5,625
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$655	$655
Accumulated amortization	(121)	(99)
Net carrying value	534	556
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(1)	(1)
Net carrying value	3	3
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$808	$830
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.
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
The Company’s assets and liabilities measured at fair value on a recurring basis as of July 2, 2022 and January 1, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	July 2, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$125	$—	$—	$125
	January 1, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$99	$—	$—	$99
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
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. The Company had no outstanding interest rate swap agreements as of either July 2, 2022 or January 1, 2022.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.7 billion and $5.1 billion as of July 2, 2022 and January 1, 2022, respectively, as compared to its carrying value of $5.0 billion as of both July 2, 2022 and January 1, 2022.
The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Senior Notes due 2025”) was $1.0 billion as of both July 2, 2022 and January 1, 2022. The fair value of the Company’s 4.75% unsecured senior notes due

February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.8 billion and $0.9 billion as of July 2, 2022 and January 1, 2022, respectively. The fair value of the Company’s 4.625% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.4 billion and $0.5 billion as of July 2, 2022 and January 1, 2022, respectively. Fair value of the Secured Senior Notes due 2025, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 is based upon their closing market prices on the respective dates. The fair value of the Secured Senior Notes due 2025, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.
9.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of July 2, 2022	Carrying Value as of July 2, 2022	Carrying Value as of January 1, 2022
ABL Facility	May 31, 2024	—%	$—	$—
2019 Incremental Term Loan Facility (net of $22 and $25 of unamortized deferred financing costs, respectively)	September 13, 2026	3.57%	1,437	1,442
2021 Incremental Term Loan Facility (net of $6 and $7 of unamortized deferred financing costs, respectively)	November 22, 2028	4.32%	889	893
Secured Senior Notes due 2025 (net of $8 and $11 of unamortized deferred financing costs, respectively)	April 15, 2025	6.25%	992	989
Unsecured Senior Notes due 2029 (net of $8 and $8 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	892	892
Unsecured Senior Notes due 2030 (net of $5 of and $5 of unamortized deferred financing costs, respectively)	June 1, 2030	4.625%	495	495
Obligations under financing leases	2022–2039	1.25% - 8.63%	307	292
Other debt	January 1, 2031	5.75%	8	8
Total debt			5,020	5,011
Current portion of long-term debt			(108)	(95)
Long-term debt			$4,912	$4,916
As of July 2, 2022, approximately 46% of the Company’s total debt bore interest at a floating rate.
ABL Facility
USF’s asset based senior secured revolving credit facility (the “ABL Facility”) provides USF with loan commitments having a maximum aggregate principal amount of $1,990 million. The ABL Facility is scheduled to mature on May 31, 2024.
Borrowings under the ABL Facility bear interest, at USF’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described in the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of LIBOR plus a margin ranging from 1.00% to 1.50%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of July 2, 2022 was 0.00% for ABR loans and 1.00% for LIBOR loans.
USF had no outstanding borrowings, and had outstanding letters of credit totaling $248 million, under the ABL Facility as of July 2, 2022. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,742 million under the ABL Facility as of July 2, 2022.
Term Loan Facilities
Under its term loan credit agreement, USF has entered into an incremental senior secured term loan facility borrowed in September 2019 (the “2019 Incremental Term Loan Facility”) and an incremental senior secured term loan facility borrowed in November 2021 (the “2021 Incremental Term Loan Facility”).

2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,437 million, net of $22 million of unamortized deferred financing costs as of July 2, 2022. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an ABR, as described in the 2019 Incremental Term Loan Facility plus a margin of 1.00% (subject to a LIBOR “floor” of 0.00%). The 2019 Incremental Term Loan Facility will mature on September 13, 2026.
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $889 million, net of $6 million of unamortized deferred financing costs as of July 2, 2022. Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.75%, or the sum of an ABR, as described in the 2021 Incremental Term Loan Facility, plus a margin of 1.75% (subject to a LIBOR “floor” of 0.00%). The 2021 Incremental Term Loan Facility will mature on November 22, 2028.
Secured Senior Notes due 2025
The Secured Senior Notes due 2025 had an outstanding balance of $992 million, net of $8 million of unamortized deferred financing costs, as of July 2, 2022. The Secured Senior Notes due 2025 bear interest at a rate of 6.25% per annum and will mature on April 15, 2025.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $892 million, net of $8 million of unamortized deferred financing costs, as of July 2, 2022. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029.
Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs, as of July 2, 2022. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.625% per annum and will mature on June 1, 2030.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.5 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of July 2, 2022.
10.    RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
Net restructuring costs were de minimis for both the 13 weeks and 26 weeks ended July 2, 2022. During the 13 weeks and 26 weeks ended July 3, 2021, $1 million and $4 million of net restructuring costs were recognized, respectively, primarily related to initiatives to improve operational effectiveness. Net restructuring liabilities were $1 million and $3 million as of July 2, 2022 and January 1, 2022, respectively.

11.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and a 401(k) savings plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
The components of net periodic pension benefit credits for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Components of net periodic pension benefit credits
Service cost	$—	$1	$1	$2
Interest cost	8	7	15	14
Expected return on plan assets	(13)	(13)	(26)	(27)
Amortization of net loss	—	—	—	—
Net periodic pension benefit credits	$(5)	$(5)	$(10)	$(11)
Other postretirement benefit costs were de minimis for both the 13 weeks and 26 weeks ended July 2, 2022 and July 3, 2021.
The service cost component of net periodic benefit credits is included in distribution, selling and administrative costs, while the other components of net periodic benefit credits are included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
The Company does not expect to make significant contributions to its defined benefit pension plan in fiscal year 2022.
Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $14 million and $13 million for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and $30 million and $26 million for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $12 million for both the 13 weeks ended July 2, 2022 and July 3, 2021, and $24 million and $22 million for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.
12.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock (the “Series A Preferred Stock”), if dilutive in the period. For the 13 weeks ended July 2, 2022 and July 3, 2021, share-based awards representing 3 million and 1 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 26 weeks ended July 2, 2022 and July 3, 2021, share-based awards representing 3 million and 2 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. Additionally, for both the 13 weeks and 26 weeks ended July 2, 2022 and July 3, 2021, Series A Preferred Stock representing 25 million of underlying common shares was not included in the computation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net Income	$70	$55	$63	$31
Less: Series A Preferred Stock Dividends (1)	(9)	(9)	(18)	(24)
Net income available to common shareholders	$61	$46	$45	$7
Denominator:
Weighted-average common shares outstanding—basic	224	222	224	221
Effect of dilutive share-based awards	2	3	2	4
Effect of dilutive underlying shares of the Series A Preferred Stock (2)	—	—	—	—
Weighted-average common shares outstanding—diluted	226	225	226	225
Net income per share
Basic	$0.27	$0.21	$0.20	$0.03
Diluted	$0.27	$0.20	$0.20	$0.03

(1)    Series A Preferred Stock dividends for the first quarter of 2021 were paid in kind on March 31, 2021 in the form of shares of Series A Preferred Stock. Series A Preferred Stock dividends for the second quarter of 2021 were paid in cash on June 30, 2021. Preferred Stock dividends for the first and second quarters of 2022 were paid in cash on March 31, 2022, and June 30, 2022, respectively.
(2)    Under the if-converted method, outstanding shares of the Series A Preferred Stock are converted to common shares for inclusion in the calculation of the weighted-average common shares outstanding—diluted. Once converted, there would be no preferred stock outstanding and therefore no Series A Preferred Stock dividend.
13.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020 (the “Issuance Date”), pursuant to the terms of an Investment Agreement (the “Investment Agreement”) with KKR Fresh Aggregator L.P., a Delaware limited partnership, which agreement was joined on February 25, 2021 by permitted transferee KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A Preferred Stock, par value $0.01 per share, to KKR Fresh Aggregator L.P. for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. As of both July 2, 2022 and January 1, 2022, the Company had issued a total of 532,281 shares of Series A Preferred Stock. The Series A Preferred Stock had a carrying value of $534 million as of both July 2, 2022 and January 1, 2022. On June 30, 2022, and March 31, 2022, the Company paid cash dividends of $9 million each on the shares of the Series A Preferred Stock.

14.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(19)	$(29)	$(19)	$(29)
Reclassification adjustments:
Amortization of net loss(2) (3)	—	—	—	—
Total before income tax	—	—	—	—
Income tax provision	—	—	—	—
Current period comprehensive income, net of tax	—	—	—	—
Balance as of end of period(1)	$(19)	$(29)	$(19)	$(29)

Interest rate swaps(4):
Balance as of beginning of period (1)	$—	$(3)	$—	$(5)
Change in fair value of interest rate swaps	—	—	—	—
Amounts reclassified to interest expense—net	—	2	—	4
Total before income tax	—	2	—	4
Income tax provision	—	—	—	—
Current period comprehensive income, net of tax	—	2	—	4
Balance as of end of period(1)	$—	$(1)	$—	$(1)
Accumulated other comprehensive loss as of end of period(1)	$(19)	$(30)	$(19)	$(30)
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

15.    RELATED PARTY TRANSACTIONS
As of December 31, 2021, FMR LLC held approximately 11% of the Company’s outstanding common stock based solely on information provided in its most recent amendment to its Schedule 13G filed with the SEC. As of both July 2, 2022 and January 1, 2022, as reported by the administrative agent of the 2019 and 2021 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $24 million in aggregate principal amount of the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
As of July 2, 2022, KKR held 100% of the Company’s outstanding Series A Preferred Stock, representing approximately 10% of the Company’s outstanding stock on a converted basis. As reported by the administrative agent of the 2019 Incremental Term Loan Facility, investment funds managed by an affiliate of KKR held approximately $17 million in aggregate principal amount of the 2019 Incremental Term Loan Facility as of both July 2, 2022 and January 1, 2022. During the 26 weeks ended July 3, 2021, KKR Capital Markets LLC, an affiliate of KKR, received $1 million for debt advisory services rendered in connection with the Unsecured Senior Notes due 2029 financing.
16.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 26 weeks ended July 2, 2022 and July 3, 2021, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.

For the 13 weeks ended July 2, 2022, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended July 3, 2021, the Company’s effective income tax rate of 28% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes.
For the 26 weeks ended July 2, 2022, the Company’s effective income tax rate of 21% was equivalent to the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $5 million primarily related to excess tax benefits associated with share-based compensation. For the 26 weeks ended July 3, 2021, the Company’s effective income tax rate of 9% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items include a tax benefit of $6 million primarily related to excess tax benefits associated with share-based compensation.
17. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,758 million of purchase orders and purchase contract commitments as of July 2, 2022 to be purchased in the remainder of fiscal year 2022 and $58 million of information technology commitments through September 2025 that are not recorded in the Company’s Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $34 million through November 2023, as of July 2, 2022. Additionally, the Company had electricity forward purchase commitments totaling $12 million through June 2024, as of July 2, 2022. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
18.    BUSINESS INFORMATION
The Company’s consolidated results represent the results of its one business segment based on how the Company’s chief operating decision maker, our Interim Chief Executive Officer, views the business for purposes of evaluating performance and making operating decisions.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2021 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks and 26 weeks ended July 2, 2022 are compared to the 13 weeks and 26 weeks ended July 3, 2021, unless specifically noted otherwise.
Overview
At US Foods, we strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of GREAT FOOD. MADE EASY.™, which is centered on providing customers with the innovative products, business support and technology solutions they need to operate their businesses profitably. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer-facing activities.
We supply approximately 250,000 customer locations nationwide. These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide more than 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of 70 distribution facilities and fleet of approximately 6,500 trucks, along with 82 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
Our operations, our industry and the U.S. economy continue to be impacted by higher than normal inflation, supply chain disruptions, labor shortages, and the COVID-19 pandemic. These factors also influence the buying patterns of our customers and potentially impact consumer confidence and spending. We continue to actively monitor these risks to our business. Net sales increased, primarily due to continued inflation, while total case volumes were essentially flat during the 13 weeks ended July 2, 2022 and were up approximately 1.7% for the 26 weeks ended July 2, 2022 as compared to the prior year periods. We are unable to predict the extent these factors will continue to impact our results of operations.
Operating Metrics
Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.
Highlights
For the 13 weeks and 26 weeks ended July 2, 2022, compared to the same period a year ago, total case volume decreased 0.4% and increased 1.7% respectively, and independent restaurant case volume increased 0.3% and 4.3%, respectively. Net sales increased $1,164 million, or 15.2%, and $2,667 million, or 19.1% for the 13 weeks and 26 weeks ended July 2, 2022, driven by food cost inflation of approximately 15.0% and 16.1% for the 13 weeks and 26 weeks ended July 2, 2022, respectively.
Gross profit increased $214 million, or 18.3%, to $1,383 million for the 13 weeks ended July 2, 2022, and increased $406 million or 18.7% to $2,578 million for the 26 weeks ended July 2, 2022 primarily as a result of optimized pricing, increased freight income from improved inbound logistics, cost of goods sold optimization, and food cost inflation in multiple product categories. Gross profit was negatively impacted in all periods presented by LIFO expense which was $65 million and $137 million for the 13 weeks and 26 weeks ended July 2, 2022, respectively, and $97 million and $118 million for the 13 weeks and 26 weeks ended July 3, 2021, respectively. As a percentage of Net sales, gross profit was 15.7% for the 13 weeks ended July 2, 2022, compared to 15.3% for the prior year period and was 15.5% for the 26 weeks ended July 2, 2022, compared to 15.6% for the prior year period.
Total operating expenses increased $188 million, or 18.0%, to $1,233 million for the 13 weeks ended July 2, 2022, and increased $374 million, or 18.5%, to $2,394 million for the 26 weeks ended July 2, 2022. The increase was primarily due to higher distribution costs, largely due to higher labor costs as a result of increased turnover and higher than normal wage inflation. These increases were partially offset by cost savings initiatives outlined in our long-range plan including: (1) routing improvements that expanded from a pilot to enterprise-wide implementation, (2) continued deployment of new warehouse selection technology that is expected to be completed in the fiscal third quarter of 2022, and (3) the rollout of new warehouse process enhancements tested in 2021. As a percentage of Net sales, operating expenses were 14.0% for the 13 weeks ended July 2, 2022, compared to 13.6% for the prior year period and was 14.4% for the 26 weeks ended July 2, 2022, compared to 14.5% for the prior year period.
Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Consolidated Statements of Operations Data:
Net sales	$8,827	$7,663	$16,625	$13,958
Cost of goods sold	7,444	6,494	14,047	11,786
Gross profit	1,383	1,169	2,578	2,172
Operating expenses:
Distribution, selling and administrative costs	1,233	1,044	2,394	2,016
Restructuring costs and asset impairment charges	—	1	—	4
Total operating expenses	1,233	1,045	2,394	2,020
Operating income	150	124	184	152
Other income—net	(5)	(6)	(11)	(13)
Interest expense—net	60	54	115	108
Loss on extinguishment of debt	—	—	—	23
Income before income taxes	95	76	80	34
Income tax provision	25	21	17	3
Net income	70	55	63	31
Series A Preferred Stock Dividends (see Note 13)	(9)	(9)	(18)	(24)
Net income available to common shareholders	$61	$46	$45	$7
Percentage of Net Sales:
Gross profit	15.7%	15.3%	15.5%	15.6%
Operating expenses	14.0%	13.6%	14.4%	14.5%
Operating income	1.7%	1.6%	1.1%	1.1%
Net income	0.8%	0.7%	0.4%	0.2%
Adjusted EBITDA(1)	4.2%	4.3%	3.7%	3.6%
Other Data:
Cash flows—operating activities	$101	$74	$259	$250
Cash flows—investing activities	(70)	(55)	(140)	(101)
Cash flows—financing activities	(24)	(232)	(70)	(279)
Capital expenditures	71	61	143	107
EBITDA(1)	247	224	376	337
Adjusted EBITDA(1)	368	332	609	504
Adjusted net income(1)	169	146	249	173
Free cash flow(2)	30	13	116	143
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income available to common shareholders	$61	$46	$45	$7
Series A Preferred Stock Dividends (see Note 13)	(9)	(9)	(18)	(24)
Net income	70	55	63	31
Interest expense—net	60	54	115	108
Income tax provision	25	21	17	3
Depreciation expense	81	81	159	163
Amortization expense	11	13	22	32
EBITDA	247	224	376	337
Adjustments:
Restructuring costs and asset impairment charges(1)	—	1	—	4
Share-based compensation expense(2)	9	13	21	23
LIFO reserve adjustment(3)	65	97	137	118
Loss on extinguishment of debt(4)	—	—	—	23
Business transformation costs(5)	15	5	29	14
COVID-19 bad debt benefit(6)	—	—	—	(15)
COVID-19 other related expenses(7)	2	1	2	1
Business acquisition and integration related costs and other(8)	30	(9)	44	(1)
Adjusted EBITDA	368	332	609	504
Depreciation expense	(81)	(81)	(159)	(163)
Interest expense—net	(60)	(54)	(115)	(108)
Income tax provision, as adjusted(9)	(58)	(51)	(86)	(60)
Adjusted net income	$169	$146	$249	$173
Cash flow
Cash flows from operating activities	$101	$74	$259	$250
Capital expenditures	(71)	(61)	(143)	(107)
Free cash flow	$30	$13	$116	$143
(1)    Consists primarily of non-CEO severance and related costs, organizational realignment costs and asset impairment charges.
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
(7)    Includes COVID-19 related costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
(8)    Includes: (i) aggregate acquisition and integration related costs of $6 million for both the 13 weeks ended July 2, 2022 and July 3, 2021, and $12 million for both the 26 weeks ended July 2, 2022 and July 3, 2021; (ii) contested proxy and related legal and consulting costs of $14 million for the 13 weeks ended July 2, 2022, and $21 million for the 26 weeks ended July 2, 2022; (iii) CEO severance of $5 million for the 13 and 26 weeks ended July 2, 2022; (iv) a favorable legal settlement recovery of $13 million for the 13 and 26 weeks ended July 3, 2021; and (v) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
(9)    Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and excess tax benefits associated with share-based compensation. The tax effect of pre-tax items excluded from Adjusted net income is computed using a statutory tax rate after taking into account the impact of permanent differences and valuation allowances.

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
GAAP income tax provision	$25	$21	$17	$3
Tax impact of pre-tax income adjustments	32	30	64	51
Discrete tax items	1	—	5	6
Income tax provision, as adjusted	$58	$51	$86	$60
Comparison of Results
13 Weeks Ended July 2, 2022 and July 3, 2021
Highlights
•Net income improved $15 million to $70 million in 2022.
•Adjusted EBITDA increased $36 million, or 10.8%, to $368 million in 2022. As a percentage of Net sales, Adjusted EBITDA was 4.2% in 2022, compared to 4.3% in 2021.
•Net sales increased $1,164 million, or 15.2%, to $8,827 million in 2022.
•Total case volume decreased 0.4% and independent restaurant case volume increased 0.3%.
•Operating income increased $26 million, or 21.0%, to $150 million in 2022.
Net Sales
Net sales increased $1,164 million, or 15.2%, to $8,827 million in 2022 driven by food cost inflation of 15.0%. Total case volume decreased 0.4%, and independent restaurant case volume grew 0.3%. Year-over-year total case growth for the second quarter was also negatively impacted roughly 375 basis points by the mid-2021 exit of the lower margin grocery retail business we temporarily added during the pandemic and the strategic exit of a small number of lower margin chain restaurant and education customers. The year-over-year increase in inflation, which was seen in multiple product categories including poultry, dairy, and grocery, benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost. Sales of private brands represented approximately 34% of Net sales in both 2022 and 2021.
Gross Profit
Gross profit increased $214 million, or 18.3%, to $1,383 million in 2022 primarily as a result of optimized pricing, increased freight income from improved inbound logistics, cost of goods sold optimization, and food cost inflation in multiple product categories, partially offset by an unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $65 million in 2022 compared to expense of $97 million in 2021 due to inflation in multiple product categories including poultry, dairy, and grocery. Gross profit as a percentage of Net sales was 15.7% in 2022, compared to 15.3% in 2021, due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs and asset impairment charges, increased $188 million, or 18.0%, to $1,233 million in 2022. Operating expenses as a percentage of Net sales were 14.0% in 2022, compared to 13.6% in 2021. The increase in operating expenses was primarily due to higher distribution costs, largely due to higher labor costs as a result of increased turnover and higher than normal wage inflation, as well as a contested proxy and related legal and consulting costs and CEO severance costs. The increase was partially offset by cost savings initiatives outlined in our long-range plan including: (1) routing improvements that expanded from a pilot to enterprise-wide implementation, (2) continued deployment of new warehouse selection technology that is expected to be completed in the fiscal third quarter of 2022, and (3) the rollout of new warehouse process enhancements tested in 2021.
Operating Income
Our operating income was $150 million in 2022, compared to operating income of $124 million in 2021. The increase in operating income was due to the factors discussed in the relevant sections above.

Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $5 million and $6 million in 2022 and 2021, respectively.
Interest Expense—Net
Interest expense—net increased $6 million to $60 million in 2022 primarily due to an increase in interest rates, partially offset by lower outstanding debt in 2022 compared to 2021.
Income Taxes

For the 13 weeks ended July 2, 2022, our effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended July 3, 2021, our effective income tax rate of 28% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes.
Net Income
Our net income was $70 million in 2022, compared to net income of $55 million in 2021. The improvement in net income was due to the relevant factors discussed above.
26 Weeks Ended July 2, 2022 and July 3, 2021
Highlights
•Net income was $63 million in 2022, compared to net income of $31 million in 2021.
•Adjusted EBITDA increased $105 million, or 20.8%, to $609 million in 2022. As a percentage of Net sales, Adjusted EBITDA was 3.7% in 2022, compared to 3.6% in 2021.
•Net sales increased $2,667 million, or 19.1%, to $16,625 million in 2022.
•Total case volume increased 1.7% and independent restaurant case volume increased 4.3%
•Operating income was $184 million in 2022, compared to operating income of $152 million in 2021.
Net Sales
Net sales increased $2,667 million, or 19.1%, to $16,625 million in 2022, comprised of a $239 million, or 1.7%, increase in case volume and a $2,428 million, or 17.4%, increase in the overall Net sales rate per case. The increase in Net sales rate per case primarily reflects a year-over-year average inflation increase of 16.1%. The year-over-year increase in inflation, which was seen in multiple product categories including diary, poultry, and grocery benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost.
Total case volume increased 1.7% in 2022 with independent restaurant case volume growth of 4.3%. The increase in case volume was primarily driven by increased leisure and business travel and increased restaurant traffic. Year-over-year total case growth for the first six months of 2022 was also negatively impacted roughly 425 basis points by the mid-2021 exit of the lower margin grocery retail business we temporarily added during the pandemic and the strategic exit of a small number of lower margin chain restaurant and education customers. Sales of private brands represented approximately 34% and 33% of Net sales in 2022 and 2021, respectively.
Gross Profit
Gross profit increased $406 million, or 18.7%, to $2,578 million in 2022 primarily as a result of an increase in total case volume, optimized pricing and increased freight income from improved inbound logistics, and food cost inflation in multiple product categories. These increases in gross profit were partially offset by unfavorable year-over-year LIFO adjustments. Our LIFO method of inventory costing resulted in an expense of $137 million in 2022 compared to expense of $118 million in 2021 due to inflation in multiple product categories including diary, poultry, and grocery. Gross profit as a percentage of Net sales was 15.5% in 2022, compared to 15.6% in 2021.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative and restructuring costs and asset impairment costs, increased $374 million or 18.5%, to $2,394 million in 2022. Operating expenses as a percentage of Net sales were 14.4% in 2022, compared to 14.5% in 2021. The increase in operating expenses was primarily due to greater volume and higher distribution costs, largely due to higher labor costs as a result of increased turnover and higher than normal wage inflation, as well as contested proxy and related legal and consulting costs and CEO severance. The increase was partially offset by cost savings initiatives outlined in our long-range plan including: (1) routing improvements that expanded from a pilot to enterprise-wide implementation, (2) continued deployment of new warehouse selection technology that is expected to be completed in the fiscal third quarter of 2022, and (3) the rollout of new warehouse process enhancements tested in 2021.
Operating Income
Our operating income was $184 million in 2022, compared to operating income of $152 million in 2021. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $11 million and $13 million in 2022 and 2021, respectively.
Interest Expense—Net
Interest expense—net increased $7 million to $115 million in 2022 primarily due to an increase in interest rates, partially offset by lower outstanding debt in 2022 compared to 2021.
Income Taxes
For the 26 weeks ended July 2, 2022, our effective income tax rate of 21% is equivalent to the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $5 million primarily related to excess tax benefits associated with share-based compensation. For the 26 weeks ended July 3, 2021, our effective income tax rate of 9% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes.
Net Income
Our net income was $63 million in 2022, compared to net income of $31 million in 2021. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of July 2, 2022, the Company had approximately $1.9 billion in cash and available liquidity.
Indebtedness
The aggregate outstanding balance of our indebtedness was $5,020 million, net of $49 million of unamortized deferred financing costs, as of July 2, 2022.
We had no outstanding borrowings and had issued letters of credit totaling $248 million under the ABL Facility as of July 2, 2022. There was remaining capacity of $1,742 million under the ABL Facility as of July 2, 2022.
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,437 million, net of $22 million of unamortized deferred financing costs, as of July 2, 2022.
The 2021 Incremental Term Loan Facility had an outstanding balance of $889 million, net of $6 million of unamortized deferred financing costs, as of July 2, 2022.
The Secured Senior Notes due 2025 had an outstanding balance of $992 million, net of $8 million of unamortized deferred financing costs, as of July 2, 2022.
As of July 2, 2022, the Unsecured Senior Notes due 2029 had an outstanding balance of $892 million, net of $8 million of unamortized deferred financing costs.
As of July 2, 2022, the Unsecured Senior Notes due 2030 had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs.
We also had $307 million of obligations under financing leases for transportation equipment and building leases as of July 2, 2022.

The ABL Facility will mature in 2024. The 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility will mature in 2026 and 2028, respectively. The Secured Senior Notes due 2025 will mature in 2025. The Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 will mature in 2029 and 2030, respectively.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.5 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of July 2, 2022.
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
From time to time, we may repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our leverage. These actions may include open market repurchases, negotiated repurchases, and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, our debt trading levels, our cash position, and other considerations. Any potential debt reduction or other debt retirement could require significant use of our other available liquidity and capital resources.
See Note 9, Debt, in our consolidated financial statements, for a further description of our indebtedness.
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	26 Weeks Ended
	July 2, 2022	July 3, 2021

Net income	$63	$31
Changes in operating assets and liabilities	(17)	(22)
Other adjustments	213	241
Net cash provided by operating activities	259	250
Net cash used in investing activities	(140)	(101)
Net cash used in financing activities	(70)	(279)
Net increase (decrease) in cash, and cash equivalents and restricted cash	49	(130)
Cash, cash equivalents and restricted cash—beginning of period	148	829
Cash, cash equivalents and restricted cash—end of period	$197	$699
Operating Activities
Cash flows provided by operating activities was $259 million for the 26 weeks ended July 2, 2022, representing an increase of $9 million as compared to cash flows provided by operating activities of $250 million for the 26 weeks ended July 3, 2021 driven by higher net income, partially offset by lower depreciation and amortization for the 26 weeks ended July 2, 2022.
Investing Activities
Cash flows used in investing activities in the 26 weeks ended July 2, 2022 and July 3, 2021 included cash expenditures of $143 million and $107 million, respectively, on investments in information technology, new construction and expansion of certain existing distribution facilities, and property and equipment for fleet replacement.
We expect total cash capital expenditures in fiscal year 2022 to be between $280 million and $300 million, exclusive of approximately $110 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.

Financing Activities
Cash flows used by financing activities in the 26 weeks ended July 2, 2022 included $55 million of scheduled payments under our Term Loan Facilities and financing leases, $18 million of dividends on our Series A Preferred Stock and no net payments under the ABL Facility. Financing activities in the 26 weeks ended July 2, 2022 also included $12 million of proceeds received from stock purchases under our employee stock purchase plan and $7 million of proceeds from the exercise of employee stock options, which were offset by $16 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows used by financing activities for the 26 weeks ended July 3, 2021 included aggregate borrowings of $900 million under the Unsecured Senior Notes due 2029. We used the proceeds from the issuance of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the then outstanding 5.875% unsecured senior notes due 2024 and repay all of the then outstanding borrowings under the incremental senior secured term loan facility borrowed in April 2020. Financing activities for the 26 weeks ended July 3, 2021 also included $10 million of proceeds received from stock purchases under our employee stock purchase plan and $12 million of proceeds from the exercise of employee stock options, which were offset by $13 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Off-Balance Sheet Arrangements
We had $248 million of letters of credit outstanding primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs, under the ABL Facility as of July 2, 2022.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 26 weeks ended July 2, 2022.
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
Approximately 46% of the principal amount of our debt bore interest at floating rates based on LIBOR or ABR, as of July 2, 2022. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $24 million per year (see Note 9, Debt, in our consolidated financial statements). On March 5, 2021, the ICE Benchmark Authority (“ICE”), the administrator of LIBOR, announced that it will cease publication of U.S. dollar LIBOR tenors as of June 30, 2023, for the most common tenors (overnight and one, three, six and twelve months). ICE ceased publication of U.S. dollar LIBOR tenors for less common tenors (one week and two months) as well as all tenors of non-U.S. dollar LIBOR as of December 31, 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
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
Fuel costs related to outbound deliveries approximated $125 million during the fiscal year ended January 1, 2022. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of July 2, 2022, we had diesel fuel forward purchase commitments totaling $34 million, which lock approximately 15% of our projected diesel fuel purchase needs through November 2023. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $26 million in additional fuel cost on uncommitted volumes through November 2023.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to Company management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number

10.1
Cooperation Agreement, dated as of May 9, 2022, between US Holding Corp. and Sachem Head (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2022).

10.2
Letter Agreement by and between US Holding Corp. and Andrew Iacobucci, dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 10, 2022).†

10.3	Letter Agreement by and between US Foods, Inc. and Dirk Locascio, dated June 19, 2022.†

10.4	Form of Award Agreement Amendment Letter under the US Foods Corp. 2019 Long-Term Incentive Plan by and between US Holding Corp. and each of its executive officers.†

10.5	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (CEO Retention Awards) under the US Foods Corp. 2019 Long-Term Incentive Plan.†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	August 11, 2022	By:	/s/ ANDREW E. IACOBUCCI
Andrew E. Iacobucci
Interim Chief Executive Officer

Date:	August 11, 2022	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer