Form 10-K
period 2022-12-31
US Foods Holding Corp.
filed 2023-02-17
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of July 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7.0 billion (based on the reported closing sale price of the registrant’s common stock on such date on the New York Stock Exchange). 224,320,466 shares of the registrant’s common stock were outstanding as of February 10, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on May 18, 2023, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

US Foods Holding Corp.
Annual Report on Form 10-K

Basis of Presentation
We operate on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fiscal fourth quarter. The fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021 are also referred to herein as fiscal years 2022, 2021, and 2020, respectively. Our fiscal years 2022 and 2021 were 52-week fiscal years. Our fiscal year 2020 was a 53-week fiscal year.
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

We supply approximately 250,000 customer locations nationwide. These customer locations include independent restaurants, chain restaurants, healthcare, hospitality, education and other customers. We provide more than 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of 70 distribution facilities and fleet of approximately 6,500 trucks, along with 86 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
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

The U.S. foodservice distribution industry serves different customer types of varying sizes, growth profiles, and product and service requirements, including independent restaurants, regional and national restaurant chains, healthcare customers (such as hospital systems, nursing homes and long-term care facilities), hospitality customers (ranging from large hotel chains to local banquet halls, country clubs, casinos and entertainment complexes), colleges and universities, K-12 schools, and retail locations. Our target customer types—independent restaurants, healthcare and hospitality—value foodservice distributors with a broad product offering and value-added services that help them be efficient and effective in running their operations. As described in more detail below, our GREAT FOOD. MADE EASY.™ strategy resonates with these types of customers, and for this reason, we believe our growth prospects with these customers are greater than with other customer types.
In fiscal year 2022, no single customer represented more than 3% of our total customer sales. Sales to our top 50 customers/GPOs represented approximately 43% of our net sales in fiscal year 2022.
We have entered into contractual relationships with certain group purchasing organizations (“GPOs”) that negotiate pricing, delivery and other terms on behalf of their members. In fiscal year 2022, GPO members accounted for approximately 21% of our net sales. GPO members are primarily comprised of customers in the healthcare, hospitality, education, and government/military industries.

There are several important dynamics affecting the industry, including:
•Evolving consumer tastes and preferences. Consumers demand healthy and authentic food choices with fewer artificial ingredients, and they value locally-harvested and sustainably-manufactured food and packaging products. In addition, many ethnic food offerings are becoming more mainstream as consumers show a greater willingness to try new flavors and cuisines. Changes in consumer preferences create opportunities for new and innovative products and for unique food- away-from-home destinations. This, in turn, is expected to create growth, expand margins, and produce better customer retention opportunities for those distributors with the flexibility to balance national scale and local preferences. We believe foodservice distributors will need broader product assortments, extended supplier networks, effective supply chain management capabilities, and strong food safety and quality programs to meet these needs.
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
•Growing importance of technology. We see significant continued growth being driven by the increased utilization of, and reliance on technology by foodservice distributors, customers and diners. E-commerce solutions streamline the purchasing process and increase customer retention. They also deepen the relationship between foodservice distributors and customers, creating personalized insights and services that can make both more efficient. We believe foodservice distributors that have deeper, technology-enabled relationships with customers are better able to accelerate their customers’ adoption of new products and increase customer loyalty, giving them a competitive edge. Technology is also growing in importance and helping to level the playing field for independent restaurants. Mobile food delivery and social media apps make independent restaurants more competitive with larger restaurant chains, and help this customer type attract more diners at a relatively low cost. We believe these technology trends will continue to accelerate as Millennials and Generation Z place a greater reliance on technology and become key influencers and decision-makers within the food industry, including at the customer level. Consequently, we believe foodservice distributors which are focused on strengthening their technology, data analytics, and related capabilities will be well-positioned to capitalize on these trends.
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
The GREAT FOOD portion of our strategy is anchored by leading quality and innovation in produce and center-of-the-plate and other innovative products such as those featured in Scoop™, a program that introduces innovative and on-trend products multiple times a year, helping our customers keep their menus fresh and delivering back-of-house convenience to reduce their labor and food costs. A growing part of our Scoop portfolio is our Serve Good® program. The Serve Good program features more than 500 products that are sustainably-sourced or contribute to waste reduction. Our private brand portfolio is guided by a spirit of innovation and a commitment to delivering superior quality products and value to customers. While we offer products under a spectrum of private brands, and at different price points, all are designed to deliver quality, performance and value to our customers.
MADE EASY is aimed at providing operators reliability and flexibility in our service model supported by tools and resources to support them in running their businesses. This means on-time and complete orders and customer choice via the omni-channel offering we have to serve our customers. These offerings are supported with technology and expertise that make it easier to transact with us and run their businesses. Our mobile technology platform provides customers with a personalized e-commerce ordering experience and easy-to-use business analytics tools. Our portfolio of value-added services helps customers address key pain points like food waste, back-of-house operations and diner traffic. By delivering our products and services through a differentiated team-based selling approach, we provide customers access to a diverse team of experts including chefs, center-of-the-plate and produce specialists and restaurant operations consultants. Approximately 80% of our customers utilize our e-commerce solutions. Customers utilizing these solutions tend to purchase more products and have stronger commercial relationships with us.

As noted above, our strategy of making it easier for our customers includes servicing our customers through multiple channels. We have 86 cash and carry locations to provide more customers with a retail option in between deliveries and to cost effectively serve more price-conscious and smaller customers. The cash and carry offering was significantly enhanced by our acquisition in 2020 of Smart Foodservice (as described below). In addition, US Foods Direct™ more than doubles our product assortment and provides customers with access to thousands of specialty products which ship directly to them from the supplier. More recently, we expanded our US Foods Pronto™ service in select markets to let restaurant operators receive smaller orders more frequently. All of these channels provide our customers options to shop their way.
We believe our GREAT FOOD. MADE EASY.™ strategy enables us to reach more customers and create deeper relationships with existing ones, particularly within our target customer types—independent restaurants, healthcare, and hospitality—and drive increased penetration of our private brand products. Further, we believe this strategy positions us to make the most of the continued growth in food-away-from-home consumption and consumer preferences for innovative, on-trend flavors. As an enabler of this strategy, we have invested in embedding continuous improvement in our operations to increase service consistency and efficiency and to engage employees in improving our day-to-day processes.
Acquisitions have also historically played an important role in supporting the execution of our growth strategy. On April 24, 2020, USF completed the acquisition of Smart Stores Holding Corp., a Delaware corporation (“Smart Foodservice”), from funds managed by affiliates of Apollo Global Management, Inc. for $972 million. Smart Foodservice is a company that operated 70 small-format cash and carry stores across California, Idaho, Montana, Nevada, Oregon, Utah and Washington, serving small and mid-sized restaurants and other food business customers with a broad assortment of products.
Integrating Smart Foodservice and realizing synergies from acquisitions are key priorities for the Company. Following the completion of the Smart Foodservice acquisition, we have prioritized deleveraging our balance sheet, however we may selectively pursue acquisition opportunities in the future if they are aligned with and enhance our strategic priorities.
Products and Brands
We have a broad assortment of products and brands designed to meet customers’ needs. In many categories, we offer products under a spectrum of private brands based on price and quality, covering a range of values and qualities.
The table below presents the sales mix for our principal product categories for fiscal years 2022, 2021 and 2020.

	Fiscal Years
	2022	2021	2020
	(in millions)
Meats and seafood	$12,375	$11,245	$8,131
Dry grocery products	5,758	4,979	3,931
Refrigerated and frozen grocery products	5,253	4,453	3,583
Dairy	3,564	2,801	2,394
Equipment, disposables and supplies	3,536	3,090	2,455
Produce	1,840	1,454	1,205
Beverage products	1,731	1,465	1,186
Total Net sales	$34,057	$29,487	$22,885
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
Suppliers
We purchase from approximately 6,000 individual suppliers, none of which accounted for more than 5% of our aggregate purchases in fiscal year 2022. Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional and local suppliers support targeted geographic initiatives and private label programs requiring regional and local distribution.
Seasonality
Our business does not fluctuate significantly from quarter to quarter and, as a result, is not considered seasonal.

Government Regulation
As a manufacturer, processor, marketer, distributor and seller of food and non-food products, we are subject to various laws and regulations. A summary of some of these laws and regulations is provided below.
Product Distribution
We are subject to various laws and regulations relating to the manufacturing, processing, handling, storage, transportation, sale, advertising and labeling of food products, including the applicable provisions of the Federal Food, Drug and Cosmetic Act, Bioterrorism Act, Food Safety Modernization Act, Federal Meat Inspection Act, Poultry Products Inspection Act, Perishable Agricultural Commodities Act, Country of Origin Labeling Act, regulations issued by the U.S. Food and Drug Administration (“FDA”) and the U.S. Department of Agriculture (“USDA”), and other federal, state and local laws and regulations relating to our operations and products that could restrict the sale of certain products or result in enforcement actions by federal, state and local government agencies under applicable standards.
Our distribution facilities must be registered with the FDA and are subject to periodic government agency inspections by federal and/or state authorities. We have a number of processing facilities for certain meat, poultry, seafood and produce products. These units are registered and inspected by the USDA (with respect to meat and poultry) and the FDA (with respect to produce and seafood) as applicable. Our CHEF’STORE locations are registered with and inspected by various state and local authorities.
We also distribute and sell a variety of non-food products, such as food containers, kitchen equipment and cleaning materials, and are subject to various laws and regulations relating to the storage, transportation, distribution, sale, advertising and labeling of those non-food products, including requirements to provide information about the hazards of certain chemicals present in some of the products we distribute and regulations restricting the sale of products made with certain materials or chemicals.
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
Human Capital Management
Employees
As of December 31, 2022, we employed a total of approximately 29,000 associates. Of these:
•substantially all were employed in the United States and on a full-time basis;
•approximately 70% of our associates were non-exempt, or paid on an hourly basis;
•approximately 6,100 of our associates were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations; and
•approximately 86% of our associates were working in “field” based roles within our broadline distribution, retail operations and broadline support business production facilities, with the remaining 14% working in shared service or corporate roles.
Collective Bargaining Agreements
As of December 31, 2022, we were party to 57 collective bargaining agreements (“CBAs”) covering 6,100, or 21%, of our associates working at 31 (or 44%) of our distribution facilities, 4 of our broadline support business production facilities and 23 of our cash and carry locations. During fiscal year 2022, 12 CBAs covering approximately 1,100 union associates were renegotiated. During fiscal year 2023, 14 CBAs covering approximately 1,200 union associates will be subject to renegotiation. While we have experienced work stoppages from time to time in the past, we generally believe we have good relations with both our union and non-union associates, and we strive to be a well-regarded employer in the communities in which we operate.
Compensation and Benefits
We strive to make a positive difference in the lives of our associates. We are committed to compensation and benefits that respect and reward our associates for their dedication and hard work. All of our exempt associates participate in our incentive plans, which provide eligible associates with cash bonus opportunities based upon the Company’s achievement of financial and other key performance metrics. Under our long-term incentive plan, we grant equity compensation awards, such as stock options, restricted stock units and performance awards, which vest over a period of time, to eligible associates in order to attract and retain key personnel, strengthen their commitment to the welfare of the Company and align their interests with those of our stockholders. Additionally, our comprehensive health and welfare benefits program provides our associates with a variety of medical and dental plans, plus voluntary benefits like vision or critical illness protection. We also offer innovative, no-cost wellness programs, paid time off programs including a paid parental leave policy, an employee assistance program, an employee stock purchase plan, a 401(k) savings plan, and a tuition reimbursement program.
Recruiting, Training and Development
Our ability to attract, develop and retain high-performing associates is crucial to our success, from building trusting relationships with our customers to timely and accurately preparing and delivering orders. We have a program to train interested warehouse associates to become commercial driver’s license (“CDL”) Class A delivery drivers. Additionally, through training, mentoring, e-learning and on-the-job development, we help associates at all levels learn and grow, while building a pipeline of diverse talent. Our signature leadership development programs include Gateway to Leadership, Aspire to Grow and Aspire to Lead, which are focused on developing a diverse cohort of leaders in our Company. Our Leadership Foundations program provides training to sales managers, and supervisors and managers in our supply chain organization, and is designed to strengthen leadership capabilities and provide networking opportunities with other leaders across our organization. In addition, we provide training and development programs that enable new associates to be safe and productive including: Sales Readiness, which gives new selling associates tools, resources and peer networking opportunities to help them succeed, and Selector Onboarding, which trains our warehouse selectors on safety, accuracy and performance standards.
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
We continue to cultivate a culture of inclusion through training programs for our leaders and associates and by sponsoring nine Employee Resource Groups (“ERGs”): ADAPT - Ability and Disability Allies Partnering Together; BRIDGE - Black Resource for Inclusion, Diversity, Growth and Empowerment; Collective Asian Network; HOLA - Hispanic Organization for Leadership and Advancement; LINK-UP – Linking Information, Networks and Knowledge; Multigenerational Empowerment Resource Group for Employees; Pride Alliance; Those Who Serve - Military ERG; and WIN - Women in Network. These associate-led groups strengthen networking among colleagues and further personal and professional development. Ongoing listening sessions between the ERGs and our executive leadership team allow for open dialogue and the identification of new opportunities to bolster our diversity and inclusion strategy and strengthen associate engagement.
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
Information about our Executive Officers
The section below provides information regarding our executive officers as of February 16, 2023:

Name	Age	Position
David E. Flitman	58	Chief Executive Officer
Andrew E. Iacobucci	56	Executive Vice President, Chief Transition Officer
Dirk J. Locascio	50	Executive Vice President, Chief Financial Officer
Steven M. Guberman	58	Executive Vice President, Nationally Managed Business
William S. Hancock	43	Executive Vice President, Chief Supply Chain Officer
Jay A. Kvasnicka	55	Executive Vice President, Field Operations
David A. Rickard	52	Executive Vice President, Strategy and Revenue Management
John A. Tonnison	54	Executive Vice President, Chief Information and Digital Officer
David Works	55	Executive Vice President, Chief Human Resources Officer
Mr. Flitman has served as the Chief Executive Officer since January 2023. Mr. Flitman previously served as Chief Executive Officer and a member of the board of directors of Builders FirstSource, Inc., serving in this role since April 2021. Prior to that, Mr. Flitman served as President and Chief Executive Officer and a member of the board of directors of BMC Stock Holdings, Inc. from August 2018 until its merger with Builders FirstSource. In addition, Mr. Flitman previously served as Executive Vice President of Performance Food Group Company and was President and Chief Executive Officer of its Performance Foodservice division from January 2015 to September 2018. From January 2014 to December 2014, Mr. Flitman served as Chief Operating Officer and President USA & Mexico of Univar Solutions Inc. Mr. Flitman joined Univar in December 2012 as President USA with additional responsibility for Univar’s Global Supply Chain & Export Services teams. From November 2011 to September 2012, he served as Executive Vice President and President of Water and Process Services at Ecolab Inc. and prior to that, from August 2008 to November 2011, Mr. Flitman served as Senior Executive Vice President of Nalco Holding Company until it was acquired by Ecolab in 2011. He also served as President of Allegheny Power System from February 2005 to July 2008. Before holding these executive positions, Mr. Flitman spent nearly twenty years in operational, commercial, and global business leadership positions at DuPont de Nemours, Inc. Since July 2017, Mr. Flitman has also served as a member of the board of directors of Veritiv Corporation, where he serves as the Chair of the Compensation and Leadership Development Committee.
Mr. Iacobucci has served as Executive Vice President, Chief Transition Officer since January 2023. Mr. Iacobucci served as the Interim Chief Executive Officer from May 2022 to January 2023, Chief Commercial Officer from February 2021 through May 2022 and Chief Merchandising Officer from January 2017 to February 2021. Prior to joining US Foods, Mr. Iacobucci served as Executive Vice President, Merchandising of Ahold USA, Inc., a food retailer, from April 2016 to January 2017. Prior to joining Ahold, he served from February 2012 to November 2015 in several senior roles at Loblaw Companies Limited, a Canadian grocery retailer and wholesale food distributor, including President, Discount Division.

Mr. Locascio has served as Executive Vice President, Chief Financial Officer since February 2017. Mr. Locascio served the Company as Senior Vice President, Financial Accounting and Analysis from November 2016 to February 2017, Senior Vice President, Operations Finance and Financial Planning from May 2015 to November 2016, and Senior Vice President, Financial Planning and Analysis from May 2013 to May 2015. Mr. Locascio joined US Foods in June 2009 as Senior Vice President, Corporate Controller. Prior to joining US Foods, Mr. Locascio held senior finance roles with United Airlines, a global airline, and Arthur Andersen LLP, a public accounting firm.
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
Mr. Hancock has served as Executive Vice President, Chief Supply Chain Officer since November 2020. Prior to joining US Foods, Mr. Hancock served as Senior Vice President of Supply Chain Operations of American Tire Distributors from November 2017 to October 2020, where he was responsible for the oversight of 115 distribution facilities across America and a fleet of vehicles accountable for last-mile delivery to customers. Prior to joining American Tire Distributors, he served as Vice President of Global Supply Chain Operations for Target, where he spent 14 years, from 2003 to 2017, in various supply chain roles with the company.
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
Mr. Rickard has served as Executive Vice President, Strategy and Revenue Management, since November 2015. Prior to joining US Foods, Mr. Rickard served from March 2014 to November 2015 as Vice President of Uline Corporation, a distributor of shipping, industrial, and packing materials, and was responsible for identifying, leading and implementing improvement initiatives across all aspects of the organization. From September 1997 to March 2014, Mr. Rickard was Partner and Managing Director at the Boston Consulting Group, a consulting firm. Mr. Rickard began his career with Charles River Associates, an economic consulting firm.
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
Website and Availability of Information
Our corporate website is located at www.usfoods.com. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also made available for free as soon as reasonably practicable after we file or furnish them to the SEC on our corporate website via the “Investors” section at ir.usfoods.com/investors. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into and is not part of this Annual Report.

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
Risks Relating to Our Business and Industry
An economic downturn, public health crisis, and/or other factors affecting consumer spending and confidence, may reduce the amount of food prepared away from home, which may adversely affect our business, financial condition and results of operations.
The U.S. foodservice distribution industry is sensitive to national, regional and local economic conditions. An uneven level of general U.S. economic activity, uncertainty in the financial markets, inflation, and supply chain disruptions could have a negative impact on consumer confidence and discretionary spending. A decline in economic activity or the frequency and amount spent by consumers for food prepared away from home, as well as other macroenvironmental factors that could decrease general consumer confidence (including deteriorating economic conditions, heightened volatility in the financial markets, inflationary pressure, an uncertain political environment and supply chain disruptions, such as those the global economy is currently facing), may negatively impact our business, financial condition and results of operations. The extent of any such effects on our business, financial condition and results of operations depends in part on the magnitude and duration of such conditions, which cannot be predicted at this time.
Our business is a low-margin business, and our profitability is directly affected by cost deflation or inflation, commodity volatility and other factors.
The U.S. foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile commodity costs have a direct impact on our industry. We make a significant portion of our sales at prices that are based on the cost of products we sell, plus a margin percentage or markup. As a result, our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. During 2022, we experienced significantly elevated commodity and supply chain costs including the cost of labor, sourced goods, energy, fuel, packaging materials and other inputs necessary for the distribution and production of our products, and elevated levels of inflation may continue in 2023. Prolonged periods of product cost inflation, or periods of rapid inflation, also may negatively impact our business as a result of decreased discretionary consumer spending. Such inflation may also reduce our profit margins and earnings if there is a lag between when costs increase and when we are able to pass it along to customers or if product cost increases cannot be passed on to customers because they resist paying higher prices.
Competition in our industry is intense, and we may not be able to compete successfully.
The U.S. foodservice distribution industry is highly competitive, with national, multi-regional, regional and local distributors and specialty competitors. Regional and local companies may align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. Such changes may occur particularly during periods of economic uncertainty or significant inflation. These distributors may also rely on local presence as a source of competitive advantage, and they may have a lower cost to serve and other competitive advantages due to geographic proximity. Additionally, adjacent competition, such as other cash-and-carry operations, commercial wholesale outlets, warehouse clubs and grocery stores, continue to serve the commercial foodservice market. We also experience competition from online direct food wholesalers and other retailers. We generally do not have exclusive distribution agreements with our customers, and they may switch to other distributors that offer lower prices or differentiated products or customer service. The cost of switching distributors is very low, as are the barriers to entry into the U.S. foodservice distribution industry. We believe most purchasing decisions in the U.S. foodservice distribution industry are based on the type, quality and price of the product and a distributor’s ability to completely and accurately fill orders and provide timely deliveries. Disruptions caused by macroeconomic conditions, inflationary pressure, supply chain disruptions, geopolitical events and labor shortages that impact our ability to completely and accurately fill orders and provide timely deliveries of quality products at competitive prices may have a negative impact on our business, financial condition and results of operations.
We rely on third party suppliers, and our business may be affected by interruption of supplies or increases in product costs.
We obtain most of our foodservice and related products from third party suppliers. We typically do not have long-term contracts with suppliers. Although our purchasing volume can provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies we need in the quantities and at the time and prices requested. Our suppliers may also be affected by higher costs to source or produce and transport products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. We do not control the actual production of most of the products we sell. This means we are also subject to delays caused by interruption in production and increases in product costs based on actions and conditions outside our control. These actions and conditions include changes in supplier pricing practices (including promotional allowances); labor shortages, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers or carriers; government shutdowns; severe weather and climate conditions; crop conditions; product or raw material scarcity; water shortages; outbreak of food-borne illnesses; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; impact of climate change; and natural disasters, pandemics, terrorist attacks, international hostilities, civil insurrection or social unrest; or any other catastrophic events. Moreover, commodity prices continue to be volatile and generally increased due to supply chain disruptions and labor and transportation shortages. Our inability to obtain adequate supplies of foodservice and related products because of any of these or other factors could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors. Furthermore, any changes to the pricing practices of our suppliers, including the reduction or elimination of promotional allowances, could result in a material adverse effect on our business, financial condition and results of operations.
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
Further, some of our customers purchase their products under arrangements with GPOs. GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us. Our customers who are members of GPOs purchase products directly from us on the terms negotiated by their GPO. GPOs use the combined purchasing power of their members to negotiate more favorable prices than their members would typically be able to negotiate on their own, and we have experienced some pricing pressure from customers that associate themselves with a GPO. While no single customer represented more than 3% of our total net sales in fiscal year 2022, approximately 21% of our net sales in fiscal year 2022 were made to customers under terms negotiated by GPOs (including approximately 12% of our net sales in fiscal year 2022 that were made to customers that are members of one GPO). If an independent restaurant customer becomes a member of a GPO that has a contract with us, we may be forced to lower our prices to that customer, which would negatively impact our operating margin. In addition, if we are unable to maintain our relationships with GPOs, or if GPOs are able to negotiate more favorable terms for their members with our competitors, we could lose some or all of that business.
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
Our most profitable customers are independent restaurants. We tend to work closely with independent restaurant customers, providing them access to our customer value-added tools, and as a result are able to earn a higher operating margin on sales to them. These customers are also more likely to purchase our private label products, which are our most profitable products. Our ability to continue to gain market share of independent restaurant customers is critical to achieving increased operating profits. Changes in the buying practices of independent restaurant customers, including their ability to require us to sell to them at discounted rates, or decreases in our sales to this type of customer or a decrease in the sales of our private label products in general could have a material negative impact on our profitability. A pandemic or recession could result in a substantial disruption in many of our independent restaurant customers’ operations and, in some cases, permanent closures of restaurants. Loss of business as a result of a pandemic or recession and its negative economic impact could change the buying practices of our independent restaurant customers and may also result in additional permanent closures of restaurants, which could have a negative impact on our business, financial condition and results of operations.

We may be unable to achieve some or all of the benefits that we expect from our cost savings initiatives.
We may not be able to realize some or all of our expected cost savings from our various cost savings initiatives. A variety of factors could cause us not to realize expected cost savings, including, among others, delays in the anticipated timing of activities related to our cost savings initiatives, lack of sustainability in cost savings over time, and unexpected costs associated with operating our business. All of these factors could negatively affect our business, financial condition and results of operations.
Fuel costs fluctuate, which may adversely affect our business, financial condition and results of operations.
Fuel costs related to outbound deliveries approximated $195 million during fiscal year 2022. Higher costs of fuel may negatively affect consumer confidence and discretionary spending. This may reduce the frequency and amount spent by consumers for food prepared away from home. In addition, higher costs of fuel may increase the price we pay for products and the costs we incur to deliver products to our customers. We require significant quantities of fuel for our vehicle fleet, and the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Although, from time to time, we enter into forward purchase commitments for some of our fuel requirements at prices equal to the then-current market price, these forward purchases may prove ineffective in protecting us from changes in fuel prices or even result in us paying higher than market costs for part of our fuel. In addition, the use of such derivative instruments may expose us to the risk that our counterparties fail to perform their obligations, which could result in financial losses. Furthermore, there is no guarantee that we will be able to pass along increased fuel costs to customers in the future. Each of these factors may, in turn, adversely affect our sales, margins, operating expenses, and operating results.
Changes in consumer eating habits may reduce demand for our products.
Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. There is a growing consumer preference for sustainable, organic and locally grown products. Changes to consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in the U.S. in terms of spend, generally seek new and different, as well as more ethnic and diverse, menu options and menu innovation. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the sourcing, ingredients and nutritional content of our food products, or laws and regulations requiring us to make additional disclosures regarding the ingredients and nutritional content of our food products. Compliance with these and other laws and regulations may be costly and time-consuming. If we are not able to effectively adapt our product portfolio to trends in eating habits or respond to changes in consumer health perceptions or resulting new laws and regulations, our business, financial condition and results of operations could be adversely affected.
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
Climate change, or the legal, regulatory or market measures being implemented to address climate change, may have an adverse impact on our business.
The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (GHG) emissions, energy usage and sustainability efforts. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse impact on our business and results of operations.
In addition, from time to time we establish and publicly announce goals and commitments related to corporate social responsibility matters, including those related to reducing our impact on the environment. For example, in 2022, we established goals for the reduction of GHG emissions, which include a target of reducing our absolute Scope 1 and 2 GHG emissions by 32.5% by 2032 from a 2019 base year. Our ability to meet this and other related goals depends in part on significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions, including electric and other alternative fuel vehicles as well as alternative energy sources, which may not be developed or be available to us in the timeframe needed to achieve these goals. In addition, we may determine that it is in our best interests to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic, regulatory or social factors, business strategy or other factors. If we do not meet our publicly stated goals, then we may experience a negative reaction from the media, stockholders, activists and other interested stakeholders, and any perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. While we remain committed to being responsive to climate change and reducing our carbon footprint, there can be no assurance that our goals and strategic plans to achieve those goals will be successful, that the costs related to climate transition will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our business, financial condition and results of operations.
Impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets could adversely affect the Company’s financial condition and results of operations.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate an asset may be impaired. Relevant factors, events and circumstances that affect the fair value of goodwill and indefinite-lived intangible assets may include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, the Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the third quarter of fiscal year 2022 with no impairments noted. Impairment analysis requires significant judgment by management and is sensitive to changes in key assumptions used, such as future cash flows, discount rates and growth rates as well as current market conditions in both the United States and globally. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional future impairment charges, which could be material. For more information on the goodwill assessment, see the section captioned “Valuation of Goodwill and Other Intangible Assets” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9, Goodwill and Other Intangibles, in our consolidated financial statements.
Risks Relating to Product Safety and Regulatory Requirements
Our business is subject to significant governmental regulation, and failure to comply with applicable governmental regulations may lead to lawsuits, investigations and other liabilities and restrictions on our operations.
In the course of our operations, we process, handle, store and transport a wide variety of food and non-food products, operate and maintain vehicle fleets, operate forklifts and other equipment, store fuel in on-site aboveground and underground storage tanks, and sell, use and dispose of hazardous substances including in connection with our use of our ammonia or freon-based refrigeration systems, propane, and battery-powered forklifts. Our operations are subject to a broad range of laws and regulations including regulations governing the processing, packaging, storage, distribution, marketing, advertising, labeling, transportation, export, quality and safety of our food and non-food products, as well as rights of our employees and the protection of the environment. Changes in legal or regulatory requirements (such as new product safety requirements, revised regulatory requirements for the sourcing, processing and packaging of products, and requirements to restrict or phase-out certain chemicals and ozone-depleting substances or otherwise regulating greenhouse gas emissions), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations including costs to upgrade, phase out, modify or replace products or equipment that could adversely affect our business, financial condition and results of operations. Our product suppliers are also subject to various laws and regulations and their alleged noncompliance with applicable laws and regulations could create potential liability or other adverse impacts for our business. We generally seek contractual representations and warranties from suppliers that they comply with all applicable laws and regulations and we maintain supplier policies requiring their ongoing compliance with applicable laws and regulations as well.

We are subject to governmental regulation regarding our relationship with our employees including minimum wage, overtime, wage payment, wage and hour, employment discrimination, harassment and immigration. Due to contracts we have with federal and state governmental entities as customers, we are subject to various disclosure obligations related to our employment practices and business operations, including the recent implementation of requirements to disclose information related to our greenhouse gas emissions, all of which are subject to audit. In addition, in response to the COVID-19 pandemic, the CDC, OSHA and various other federal, state, and local authorities have issued guidance, new interpretations of existing requirements, and implemented new requirements for employers that affect the operation of our facilities and the management of our workforce. The various federal, state and local requirements and guidance impacting our business continue to evolve, but we are continually monitoring for updates and responding to updated requirements and guidance applicable to our business as we become aware of them.
At various facilities, we are investigating and remediating known or suspected contamination from historical releases of fuel and other hazardous substances that is not currently the subject of any administrative or judicial proceeding, but we may be subject to administrative or judicial proceedings in the future for contamination related to releases of fuel or other hazardous substances.
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
As a distributor and manufacturer of food and non-food products, we may be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute or manufacture are alleged to cause injury, illness or other damage, to be mislabeled, misbranded, or adulterated, or to otherwise violate applicable governmental regulations. We may recall products based on alleged occurrences of food-borne illnesses (such as E. coli, listeriosis, hepatitis A, trichinosis, salmonella, etc.), contamination, adulteration, mislabeling, misbranding, or food tampering. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, whether for taste, appearance or otherwise, in order to protect our brand and reputation.
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
Negative publicity from product recalls, instances of food-borne illness, or alleged food tampering may adversely impact our reputation and business.
Ensuring the safety and integrity of the products we distribute is critical to our business, particularly in selling our private label products, and to maintaining our good reputation. Events like product recalls, occurrences of food-borne illness, or alleged food tampering may cause negative publicity about the quality, safety, sustainability or integrity of our products, whether or not such events are related to our products. Any event that damages our reputation or calls into question the safety or integrity of our products, whether justified or not, could quickly and negatively affect our business, financial condition and results of operations.
Risks Relating to Human Capital Management
We face risks related to labor relations, increased labor costs and the availability of qualified labor.
We employed approximately 29,000 associates as of December 31, 2022, of which approximately 6,100 were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Any failure to effectively negotiate CBAs could result in work stoppages. From time to time, we may face increased efforts to subject us to multi-location labor disputes, as individual labor agreements expire or labor disputes arise. This would place us at greater risk of being unable to continue to operate one or more facilities, possibly delaying deliveries, or not allowing customers to purchase our products, causing customers to seek alternative distributors or retail locations, or otherwise being materially adversely affected by labor disputes. When there are labor related issues at a facility represented by a local union, sympathy strikes may occur at other facilities that are represented by other local unions. While we generally believe we have good relations with our associates, including the unions that represent some of our associates, a work stoppage due to a failure to renegotiate union contracts or for other reasons could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to a wide range of labor costs. Because our industry’s labor costs are, as a percentage of net sales, higher than many other industries’ labor costs, even if we are able to successfully renegotiate CBAs and avoid work stoppages, we may be significantly impacted by labor cost increases, which could adversely affect our results of operations.
Furthermore, our recruiting and retention efforts and efforts to increase productivity may not be successful and we could encounter a shortage of qualified labor in future periods. Any such shortage would decrease our ability to serve our customers effectively and would also likely lead to higher wages for employees and a corresponding reduction in our profitability. The current competitive labor market has impacted our ability to hire and retain qualified labor, particularly warehouse workers and drivers, in certain geographies, resulting in increases to temporary contract labor costs and associated travel expenses for fiscal 2022.
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
Although we have not experienced any material labor shortage to date, during 2022, we observed overall tightening and increased competitiveness in the labor market. A labor shortage or increased employee turnover, caused by general macroeconomic factors, could potentially increase labor costs, reduce our profitability and/or decrease our ability to effectively serve customers. If a material number of our employees are unable to work or terminate their employment, or become ill at one point in time, our business operations may be adversely affected.
The success of our business depends on our ability to attract, train, develop and retain a highly skilled and diverse workforce. We rely heavily on our front-line associates, particularly warehouse workers and drivers, and any significant shortage of qualified labor amongst our front-line associates could significantly affect our business. Recruiting and retention efforts (particularly with respect to driver and warehouse personnel) and actions to increase productivity may not be successful, and we could encounter a shortage of qualified employee talent in the future. Shortages of, and increased competition for, qualified employees may result in increased labor costs and could decrease our ability to serve our customers effectively. Additionally, if our employees are unable to work for any reason, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with any future pandemics, we could face additional shortages of qualified labor and higher labor costs. Any prolonged labor shortage or period of high employee turnover could have a negative impact on our productivity and have an adverse effect on our business operations and financial condition.
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
We had $4.9 billion of indebtedness outstanding, as of December 31, 2022.
Our ability to make scheduled payments on, or to refinance our obligations under, our debt facilities depend on our ongoing financial and operating performance, among other things, and may be affected by economic, financial and industry conditions beyond our control, including as discussed under the caption “Risks Related to Our Business and Industry” above. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, raise additional equity capital or restructure our debt. However, there is no assurance that such alternative measures may be successful or permitted under the agreements governing our indebtedness and, as a result, we may not be able to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
Our level of indebtedness could have important consequences, including the following:
•a substantial portion of our cash flows from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes, including working capital, capital expenditures, acquisitions and general corporate purposes;
•we are exposed to the risk of increased interest rates because approximately 42% of the net principal amount of our indebtedness accrued interest at variable rates of interest as of December 31, 2022;
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
The restrictions under the agreements governing our indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive and financial covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers of or amendments to these agreements if for any reason we are unable to comply with them, or that we will be able to refinance our debt on acceptable terms or at all.
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
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that its intention to phase out the use of LIBOR by the end of 2021. On March 5, 2021, the Intercontinental Exchange

Benchmark Administration (“IBA”), the administrator of LIBOR, announced that it will cease publication of U.S. dollar LIBOR tenors as of June 30, 2023, for the most common tenors (overnight and one, three, six and twelve months) and it has already ceased publication of U.S. dollar LIBOR tenors for less common tenors (one week and two months) as well as all tenors of non-U.S. dollar LIBOR as of December 31, 2021. Currently, amounts drawn under our senior secured term loan facility may bear interest at rates based upon, among other things, U.S. dollar LIBOR. As such, we will need to renegotiate certain terms of the agreement governing this indebtedness to replace U.S. dollar LIBOR with a new standard, or we may be required to borrow this indebtedness based upon alternate interest rate conventions as set forth in that agreement, which could increase the cost of servicing this debt and have an adverse effect on our business, financial condition and results of operations. As a replacement rate, many lenders are instead using the Secured Overnight Financing Rate (“SOFR”) and our ABL Facility was recently amended to replace U.S. dollar LIBOR with SOFR as a reference rate. SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as U.S. dollar LIBOR. Additionally, any successor rate to SOFR under the ABL Facility may not have the same characteristics as SOFR or LIBOR. As a result, the consequences of the phase-out of LIBOR cannot be entirely predicted at this time.
Risks Relating to Technology, Information Security and Intellectual Property
We rely heavily on technology, and we may experience a disruption in existing technology or delay in effectively implementing new technology.
Our ability to serve customers most effectively, as well as to control costs and maximize profits, depends on the reliability of our information technology systems and related data entry processes in our transaction intensive business. We rely on software and other information technology to manage significant aspects of our business, such as purchasing, order processing, warehouse/inventory management, truck loading and logistics and optimization of storage space. We also rely on access to those systems online including through mobile devices to connect with our employees, customers, suppliers and other business partners. The importance of such networks and systems has increased due to many of our employees, and the employees of our customers, suppliers and business partners, working remotely.
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
We rely upon information technology networks and systems, some of which are outsourced to and managed by third parties, to process, transmit and store electronic information, to manage our data, communications and business processes, including our marketing, sales, manufacturing, procurement, logistics, customer service, accounting and administrative functions. Our reliance on such networks and systems has increased due to many of our employees, and the employees of our customers, suppliers and business partners, working remotely. The use of these networks and systems gives rise to cybersecurity risks, and the risk of other security breaches (including access to or acquisition of supplier, customer, employee or other confidential information).
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
Cyberattacks have been occurring globally at a more frequent rate and are rapidly and continually evolving, making them more difficult to detect and protect against. Additionally, continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattacks. While cyberattackers have threatened and attempt to breach our security and access the information stored in our information systems, no incident has been material or had a material impact on our business or financial condition. There is a risk that we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents. Although we maintain insurance that may, subject to policy terms and conditions, cover certain cyber incidents, it may be insufficient to cover all losses.
In addition, in the event our suppliers or customers experience a breach or system failure, cyberattack or other security breach, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business, financial condition and results of operations.
Our intellectual property rights are valuable, and any failure to protect them could reduce the value of our products and brands.
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
Competing intellectual property claims that impact our brands may arise unexpectedly. Any litigation or disputes regarding intellectual property may be costly and time-consuming and may divert the attention of key personnel from our business operations. We also may be subject to significant damages or injunctions against development, launch and sale of certain products. Any of these occurrences may harm our business, financial condition and results of operations.
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
We have been, and may in the future be, subject to actions or proposals initiated by activist stockholders or others, and some such actions or proposals may not be aligned with our long-term strategy or the interests of our other stockholders. In 2022, we engaged in extensive dialogue with Sachem Head Capital Management (“Sachem Head”) resulting in our entry into a cooperation agreement with Sachem Head in which we agreed on certain matters relating to our Board of Directors and our chief executive officer. These discussions resulted in the expenditure of significant time and energy by management and our Board of Directors and required dedication by the Company of significant resources. The Company’s response to suggested actions, proposals, director nominations and/or contests for the election of directors from activist stockholders could disrupt our business and operations, divert the attention of our Board of Directors, management and employees and be costly and time consuming. Potential actions by activist stockholders may interfere with our ability to execute our strategic plans; create perceived uncertainties as to the future direction of our business or strategy; cause uncertainty with our regulators; make it more difficult to attract and retain qualified personnel; and adversely affect our relationships with our existing and potential customers, suppliers and other business partners. Any of the foregoing could adversely impact our business, financial condition and results of operations. Also, we may be required to incur significant fees and expenses related to responding to stockholder activism, including for third-party advisors. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.
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
The Company’s Amended and Restated Certificate of Incorporation and Bylaws includes a forum selection clause.
The Company’s Amended and Restated Certificate of Incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, agent or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or director, officer, employee, agent or stockholder of the Company arising pursuant to any provision of the Delaware General Corporate Law, the Company’s Amended and Restated Certificate of Incorporation or the Bylaws of the Company, or (iv) any action asserting a claim against the Company or director, officer, employee, agent or stockholder of the Company governed by the internal affairs doctrine, in each case subject to the court having jurisdiction over indispensable parties named as defendants. Moreover, under the Company’s Bylaws, unless we consent in writing to the selection of an alternative forum, the federal courts of the United States of America, to the fullest extent permitted by law, shall be the sole and exclusive forum for the resolution of any action asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in our capital stock is deemed to have received notice of and consented to provisions of the forum selection clause.
The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. If a court were to find the choice of forum provision contained in the Company’s Amended and Restated Certificate of Incorporation or Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions.
The nature of our operations may expose our associates and other individuals to health and safety risks, and as a result we may incur property, casualty or other losses not covered by our insurance policies and damage to our reputation.
The nature of our operations can expose our associates and other individuals, including the motoring public, to health and safety risks that may lead to severe injuries or even loss of life. Such risks could expose us to the potential for litigation from third parties, and also could harm our reputation which may result in a reduction in customer demand. Although we maintain insurance that we believe to be sufficient to cover estimated health and safety risks, including claims related to incidents within our operations, vehicle and driver related claims and other types of claims in various jurisdictions, there can be no assurance that such insurance will provide adequate coverage against all potential claims. If we do not have adequate insurance coverage available, such claims could have a material adverse effect on our business, financial condition and results of operations.

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
In addition, our business could be affected by large-scale terrorist acts or the outbreak or escalation of armed hostilities (especially those directed against or otherwise involving the U.S.), the outbreak of food-borne illnesses, the widespread outbreak of infectious diseases, or the occurrence of other catastrophic events. Any of these events could impair our ability to manage our business and/or cause disruption of economic activity, which could have an adverse effect on our business, financial condition and results of operations.
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
Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of the date of this report, we operated (i) 70 distribution facilities (consisting of more than 19,000,000 square feet), 57 of which are owned, (ii) 86 cash and carry locations (consisting of more than 2,000,000 square feet), all of which are leased, and (iii) 14 broadline support business production facilities (consisting of more than 900,000 square feet), 9 of which are owned. The leases related to these facilities expire at various dates from 2023 to 2040, although some provide options for us to renew. The table below lists the aggregate square footage, by state for these operating facilities.

Location	Number of Facilities	Square Feet
Alabama	2	458,304
Alaska	1	131,285
Arizona	4	493,116
Arkansas	1	135,009
California	25	2,388,746
Colorado	2	501,427
Connecticut	1	239,899
Florida	5	1,173,162
Georgia	2	691,017
Idaho	6	121,644
Illinois	3	528,295
Indiana	1	233,784
Iowa	1	114,250
Kansas	1	350,859
Louisiana	1	207,200
Michigan	1	276,003
Minnesota	2	414,963
Mississippi	1	287,356
Missouri	3	602,947
Montana	3	239,194
Nebraska	2	246,430
Nevada	5	895,956
New Hampshire	1	533,237
New Jersey	3	1,073,375
New Mexico	1	133,486
New York	3	388,683
North Carolina	4	1,024,923
North Dakota	2	221,314
Ohio	3	501,894
Oklahoma	2	345,559
Oregon	22	775,146
Pennsylvania	4	980,417
South Carolina	6	1,403,855
Tennessee	2	602,270
Texas	5	1,011,501
Utah	2	288,834
Virginia	3	854,737
Washington	32	1,477,194
West Virginia	1	220,537
Wisconsin	1	172,826
Total	170	22,740,634

Owned		16,301,888	72%
Leased		6,438,746	28%
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
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock and Stockholders
Our common stock began trading publicly on the New York Stock Exchange (“NYSE”) under the symbol “USFD” as of May 26, 2016. Prior to that time, there was no public market for our common stock. There were 21,030 holders of record of our common stock as of February 10, 2023. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
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
During the 52 weeks ended December 31, 2022, the Company’s Board of Directors declared dividends on the shares of the Series A Preferred Stock outstanding as of the respective record dates. On March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, the Company paid cash dividends in the aggregate of $37 million on the shares of the Series A Preferred Stock. See Note 14, Convertible Preferred Stock, in our consolidated financial statements for further information.
Share Repurchase Program
On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. At December 31, 2022, there was approximately $486 million in remaining funds authorized under this program. For the year ended December 31, 2022, the Company repurchased 396,069 shares at an aggregate purchase price of approximately $14 million under the program.
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
The following table summarizes repurchases of US Foods common stock in the three months ended December 31, 2022:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2, 2022 through November 5, 2022	—	$—	—	$500
November 6, 2022 through December 3, 2022	—	—	—	500
December 4, 2022 through December 31, 2022	396,069	35.25	396,069	$486
Total	396,069	$35.25	$396,069

Stock Performance Graph
The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 Index and the S&P 500 Food and Staples Retailing Index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of such indices on December 30, 2017 (the beginning of our fiscal year) and the reinvestment of dividends, as applicable. Performance data for the Company, the S&P 500 Index and the S&P 500 Food and Staples Retailing Index is provided as of the last trading day of each of our last five fiscal years.

Stock Performance
US Foods Holding Corp.
S&P 500
S&P Food and Staples Retailing
Index Value
$250
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
$168
$157
$107

	12/30/17	12/29/18	12/28/19	01/02/21	01/01/22	12/31/22
US Foods Holding Corp.	$100	$99	$131	$104	$109	$107
S&P 500	100	96	126	149	192	157
S&P Food and Staples Retailing Index	100	101	129	150	187	168

Item 6.    [Reserved]

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
The following includes a comparison of our consolidated results of operations for fiscal years 2022 and 2021. For a comparison of our consolidated results of operations for fiscal years 2021 and 2020, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on February 17, 2022.
Overview
Our operations, our industry and the U.S. economy continue to be impacted by higher than normal inflation, supply chain disruptions, and labor shortages. These factors also influence the buying patterns of our customers and potentially impact consumer confidence and spending. During fiscal year 2022, these factors improved significantly from fiscal year 2021 due to the declining effects of the COVID-19 pandemic. We continue to actively monitor these risks to our business. Net sales increased, primarily due to continued inflation, and total case volumes increased 1.7% compared to the prior year driven by a 4.3% increase in independent restaurant case volume, a 31.0% increase in hospitality volume and a 2.9% increase in healthcare volume. We are unable to predict the extent these factors will continue to impact our results of operations.
Operating Metrics
Case growth—Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.
Fiscal Year 2022 Highlights
Financial Highlights—Total case volume increased 1.7% and independent restaurant case volume increased 4.3% in fiscal year 2022. Net sales increased $4,570 million, or 15.5%, in fiscal year 2022 primarily due to year-over-year inflation in multiple product categories.
Gross profit increased $837 million, or 18.0%, to $5,492 million in fiscal year 2022, primarily as a result of food cost inflation in multiple product categories, optimized pricing, increased freight income from improved inbound logistics, cost of goods sold optimization and a favorable year-over-year last-in first-out (“LIFO”) adjustment. As a percentage of Net sales, gross profit was 16.1% in fiscal year 2022, compared to 15.8% in fiscal year 2021.
Total operating expenses increased $667 million, or 15.8%, to $4,898 million in fiscal year 2022. The increase was primarily due to higher distribution costs, largely due to higher labor costs as a result of increased turnover and higher than normal wage inflation. These increases were partially offset by cost savings initiatives outlined in our long-range plan including: (1) further routing improvements, (2) completion of new warehouse selection technology implementation, and (3) the rollout of new warehouse process enhancements.

Results of Operations
The following table presents selected consolidated results of operations of our business for fiscal years 2022, 2021 and 2020:

	Fiscal Year
	2022	2021	2020
	(in millions)
Consolidated Statements of Operations:
Net sales	$34,057	$29,487	$22,885
Cost of goods sold	28,565	24,832	19,166
Gross profit	5,492	4,655	3,719
Operating expenses:
Distribution, selling and administrative costs	4,886	4,220	3,757
Restructuring costs and asset impairment charges	12	11	39
Total operating expenses	4,898	4,231	3,796
Operating income (loss)	594	424	(77)
Other income—net	(22)	(26)	(21)
Interest expense—net	255	213	238
Loss on extinguishment of debt	—	23	—
Income (loss) before income taxes	361	214	(294)
Income tax provision (benefit)	96	50	(68)
Net income (loss)	265	164	(226)
Series A Preferred Stock dividends	(37)	(43)	(28)
Net income (loss) available to common shareholders	$228	$121	$(254)
Net income (loss) per share:
Basic	$1.02	$0.55	$(1.15)
Diluted	$1.01	$0.54	$(1.15)
Weighted-average number of shares used in per share amounts:
Basic	224	222	220
Diluted	226	225	220
Percentage of Net Sales:
Gross profit	16.1%	15.8%	16.3%
Operating expenses	14.4%	14.3%	16.6%
Operating income (loss)	1.7%	1.4%	(0.3)%
Net income (loss)	0.8%	0.6%	(1.0)%
Adjusted EBITDA(1)	3.8%	3.6%	2.8%
Other Data:
Cash flows—operating activities	$765	$419	$413
Cash flows—investing activities	(255)	(262)	(1,110)
Cash flows—financing activities	(447)	(837)	1,427
Capital expenditures	265	274	189
EBITDA(1)	988	805	366
Adjusted EBITDA(1)	1,310	1,057	648
Adjusted net income (1)	538	388	48
Free cash flow(2)	500	145	224
(1)    EBITDA is defined as net income (loss), plus interest expense—net, income tax provision (benefit), and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (1) restructuring costs and asset impairment charges; (2) share-based compensation expense; (3) the impact of LIFO reserve adjustments; (4) loss on extinguishment of debt; (5) business transformation costs; and (6) other gains, losses, or costs as specified in the agreements governing our indebtedness. Adjusted EBITDA margin is Adjusted EBITDA divided by total Net sales. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted net income as presented in this Annual Report are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

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
Non-GAAP Reconciliations
We provide EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Free cash flow as supplemental measures to GAAP financial measures regarding our operating performance and liquidity. These non-GAAP financial measures, as defined above, exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.
We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA margin provide meaningful supplemental information about our operating performance because they exclude amounts that we do not consider part of our core operating results when assessing our performance.
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
Management uses these non-GAAP financial measures (1) to evaluate our historical and prospective financial performance as well as our performance relative to our competitors as they assist in highlighting trends, (2) to set internal sales targets and spending budgets, (3) to measure operational profitability and the accuracy of forecasting, (4) to assess financial discipline over operational expenditures, and (5) as an important factor in determining variable compensation for management and employees. EBITDA and Adjusted EBITDA are also used in connection with certain covenants and activity restrictions under the agreements governing our indebtedness. We also believe these and similar non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry. EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP.
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
We caution readers that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, and Free cash flow may not be the same as similar measures used by other companies. Not all companies and analysts calculate EBITDA, Adjusted EBITDA, Adjusted net income or Free cash flow in the same manner. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by presenting the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures.

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	Fiscal Year
	2022	2021	2020
	(in millions)
Net income (loss) available to common shareholders	$228	$121	$(254)
Series A Preferred Stock dividends (see Note 14)	(37)	(43)	(28)
Net income (loss)	265	164	(226)
Interest expense—net	255	213	238
Income tax provision (benefit)	96	50	(68)
Depreciation expense	327	323	343
Amortization expense	45	55	79
EBITDA	988	805	366
Adjustments:
Restructuring costs and asset impairment charges(1)	12	11	39
Share-based compensation expense(2)	45	48	40
LIFO reserve adjustment(3)	147	165	25
Loss on extinguishment of debt(4)	—	23	—
Business transformation costs(5)	52	22	22
COVID-19 bad debt (benefit) expense(6)	—	(15)	47
COVID-19 product donations and inventory adjustments(7)	—	—	50
COVID-19 other related expenses(8)	—	3	13
Business acquisition and integration related costs and other(9)	66	(5)	46
Adjusted EBITDA	1,310	1,057	648
Depreciation expense	(327)	(323)	(343)
Interest expense—net	(255)	(213)	(238)
Income tax provision, as adjusted(10)	(190)	(133)	(19)
Adjusted net income(11)	$538	$388	$48
Cash flow
Cash flows from operating activities	$765	$419	$413
Capital expenditures	(265)	(274)	(189)
Free cash flow	$500	$145	$224
(1)    Consists primarily of the write-off of old leases ROU asset and lease liability of $9 million associated with entering into new lease agreements for four distribution facilities in fiscal year 2022, non-CEO severance and related costs, organizational realignment costs and other asset impairment charges.
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
(8) Includes COVID-19 related costs that we are permitted to add back under certain agreements governing our indebtedness.
(9)    Includes: (i) aggregate acquisition and integration related costs of $22 million for both fiscal years 2022 and 2021, and $45 million for fiscal year 2020; (ii) contested proxy and related legal and consulting costs of $21 million for fiscal year 2022; (iii) CEO severance of $5 million for fiscal year 2022; (iv) favorable legal settlement recoveries of $29 million for fiscal year 2021; and (v) other gains, losses or costs that we are permitted to add back for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
(10)    Represents our income tax provision (benefit) adjusted for the tax effect of pre-tax items excluded from Adjusted net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and excess tax benefits associated with share-based compensation. The tax effect of pre-tax items excluded from Adjusted net income is computed using a statutory tax rate after taking into account the impact of permanent differences and valuation allowances.
(11) Effective as of the first quarter 2021, we have presented Adjusted net income. Previously, we presented Adjusted net income (loss) available to common shareholders.

A reconciliation between the GAAP income tax provision (benefit) and the income tax provision, as adjusted, is as follows:

	Fiscal Year
	2022	2021	2020
	(in millions)
GAAP income tax provision (benefit)	$96	$50	$(68)
Tax impact of pre-tax income adjustments	89	74	92
Discrete tax items	5	9	(5)
Income tax provision, as adjusted	$190	$133	$19

Comparison of Results
Fiscal Years Ended December 31, 2022 and January 1, 2022
Highlights
•Net income was $265 million in fiscal year 2022, compared to net income of $164 million in fiscal year 2021.
•Adjusted EBITDA increased $253 million, or 23.9%, to $1,310 million in fiscal year 2022. As a percentage of net sales, Adjusted EBITDA was 3.8% in fiscal year 2022, as compared to 3.6% in fiscal year 2021.
•Net sales increased $4,570 million, or 15.5% to $34,057 million in fiscal year 2022.
•Total case volume increased 1.7% and independent restaurant case volume increased 4.3% in fiscal year 2022.
•Operating income was $594 million in fiscal year 2022, compared to operating income of $424 million in fiscal year 2021. As a percentage of net sales, operating income was 1.7% in fiscal year 2022, as compared to 1.4% in fiscal year 2021.
Net Sales
Total case volume increased 1.7% and independent restaurant case volume increased 4.3% in fiscal year 2022. Year-over-year total case growth was negatively impacted roughly 2.8% by the mid-2021 exit of the lower margin grocery retail business we temporarily added during the pandemic and the strategic exit of a small number of lower margin chain restaurant and education customers.
Net sales increased $4,570 million, or 15.5%, to $34,057 million in fiscal year 2022, comprised of a $488 million, or 1.7%, increase in total case volume and a $4,082 million, or 13.8%, increase in the overall Net sales rate per case. The increase in Net sales rate per case primarily reflects a year-over-year average inflation increase of 13.0% in multiple product categories including grocery, dairy and disposables, as well as favorable changes in our product mix. The year-over-year increase in inflation benefited Net sales since a significant portion of our Net sales is based on a pre-established markup over product cost. Sales of private brands represented approximately 34% of Net sales in both 2022 and 2021.
Gross Profit
Gross profit increased $837 million, or 18.0%, to $5,492 million in fiscal year 2022, primarily as a result of food cost inflation in multiple product categories, optimized pricing, increased freight income from improved inbound logistics, cost of goods sold optimization, and a favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in expense of $147 million in fiscal year 2022, compared to expense of $165 million in fiscal year 2021 due to inflation in multiple product categories including grocery, dairy and disposables. Gross profit as a percentage of net sales was 16.1% in fiscal year 2022, compared to 15.8% in fiscal year 2021, primarily driven by increased case volume, and a decrease in LIFO expense in fiscal year 2022 as compared to fiscal year 2021.

Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring costs and asset impairment charges, increased $667 million, or 15.8%, to $4,898 million in fiscal year 2022. Operating expenses as a percentage of net sales were 14.4% in fiscal year 2022, compared to 14.3% in fiscal year 2021. The increase in operating expenses was primarily due to higher distribution costs, largely due to higher labor costs as a result of increased turnover and higher than normal wage inflation. The increase was partially offset by cost savings initiatives outlined in our long-range plan including: (1) further routing improvements, (2) completion of new warehouse selection technology implementation, and (3) the rollout of new warehouse process enhancements.
Operating Income
Our operating income was $594 million in fiscal year 2022, compared to operating income of $424 million in fiscal year 2021. Operating income as a percentage of Net sales was 1.7% in fiscal year 2022, compared to 1.4% in fiscal year 2021. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic benefit costs (credits), exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $22 million and $26 million in fiscal years 2022 and 2021, respectively. The decrease in other income—net in 2022 is primarily due to a decrease in the expected return on assets compared to fiscal year 2021.
Interest Expense—Net
Interest expense—net increased $42 million in fiscal year 2022, primarily due to an increase in interest rates, partially offset by lower outstanding debt in fiscal year 2022 compared to fiscal year 2021.
Income Taxes
Our effective income tax rate for fiscal year 2022 of 27% varied from the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included an aggregate tax benefit of $5 million consisting primarily of a tax benefit of $1 million related to a decrease in an unrecognized tax benefit and a tax benefit of $4 million, related to excess tax benefits associated with share-based compensation.
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
Net Income
Our net income was $265 million in fiscal year 2022, compared to $164 million in fiscal year 2021. The increase in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of December 31, 2022, the Company had approximately $2.0 billion in cash and available liquidity.
Indebtedness
The aggregate carrying value of our indebtedness was $4,854 million, net of $43 million of unamortized deferred financing costs, as of December 31, 2022.
We had no outstanding borrowings and had issued letters of credit totaling $462 million under the ABL Facility as of December 31, 2022. There was remaining capacity of $1,838 million under the ABL Facility based on our borrowing base as of December 31, 2022.
The Company’s 4.75% Senior Notes due 2029 (the “Unsecured Senior Notes due 2029”), had an outstanding balance of $893 million, net of $7 million of unamortized deferred financing costs, as of December 31, 2022.
The Company’s 4.625% Senior Notes due 2030 (the “Unsecured Senior Notes due 2030”) had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of December 31, 2022.

The incremental senior secured term loan borrowed in September 2019 (the “2019 Incremental Term Loan Facility”) had a carrying value of $1,232 million, net of $19 million of unamortized deferred financing costs, as of December 31, 2022.
The incremental senior secured term loan borrowed in November 2021 (the “2021 Incremental Term Loan Facility”) had a carrying value of $786 million, net of $6 million of unamortized deferred financing costs, as of December 31, 2022.
The Amended and Restated Term Loan Credit Agreement, dated as of June 27, 2016 (as amended, the “Term Loan Credit Agreement”) provides USF with the 2019 Incremental Term Loan Facility and 2021 Incremental Term Loan Facility.
The Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Senior Notes due 2025”) had a carrying value of $993 million, net of $7 million of unamortized deferred financing costs, as of December 31, 2022.
We also had $446 million of obligations under financing leases for transportation equipment and building leases as of December 31, 2022.
The ABL Facility will mature in 2027. The 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility will mature in 2026 and 2028, respectively. As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our available liquidity and capital resources.
We believe that the combination of cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months as well as beyond 12 months.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. For additional information, see Item 1A of Part I, “Risk Factors-Risks Relating to Our Indebtedness.” USF had approximately $1.6 billion of restricted payment capacity under these covenants and approximately $2.9 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of December 31, 2022.
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

Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for fiscal years 2022 and 2021:

	Fiscal Year
	2022	2021
	(in millions)
Net income	$265	$164
Changes in operating assets and liabilities	43	(230)
Other adjustments	457	485
Net cash provided by operating activities	765	419
Net cash used in investing activities	(255)	(262)
Net cash used by financing activities	(447)	(837)
Net increase (decrease) in cash, cash equivalents and restricted cash	63	(680)
Cash, cash equivalents and restricted cash—beginning of year	148	828
Cash, cash equivalents and restricted cash—end of year	$211	$148

Operating Activities
Cash flows provided by operating activities increased $346 million to $765 million in fiscal year 2022 driven by higher net income and changes in operating assets and liabilities. Net cash provided by operating activities in fiscal year 2021 was $419 million as the Company’s working capital requirements increased in line with the recovery of sales volumes.

Investing Activities
Cash flows used in investing activities in fiscal years 2022 and 2021 included cash expenditures of $265 million and $274 million, respectively, and related to investments in information technology, new construction and expansion of distribution facilities and property and equipment for fleet replacement.
We expect total cash capital expenditures in fiscal year 2023 to be between $290 million and $310 million, exclusive of approximately $120 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used by financing activities in fiscal year 2022 included $108 million of scheduled payments under our Term Loan Facilities and financing leases, $100 million of voluntary prepayments of our 2021 Incremental Term Loan Facility, $200 million of voluntary prepayments of our 2019 Incremental Term Loan Facility, $37 million of dividends on our Series A Preferred Stock, no net payments under the ABL Facility and $14 million of share repurchases. We incurred approximately $4 million of lender fees and third-party costs in connection with the ABL Facility refinancing transaction. Financing activities in fiscal year 2022 also included $22 million of proceeds received from stock purchases under our employee stock purchase plan and $15 million of proceeds from the exercise of employee stock options, which were offset by $16 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows used by financing activities in fiscal year 2021 included $122 million of scheduled payments under our term loans pursuant to our Term Loan Credit Agreement (the “Term Loan Facilities”) and financing leases and $2,085 million of voluntary prepayments of the senior secured term loan maturing on June 27, 2023 (the “Initial Term Loan Facility”). We incurred approximately $18 million of lender fees and third-party costs in connection with our issuance of the Unsecured Notes due 2029, consisting of a $9 million early redemption premium related to the 5.875% Unsecured Senior Notes due 2024 (the “Unsecured Senior Notes due 2024”) and $9 million of costs associated with the issuance of the Unsecured Senior Notes due 2029, which were capitalized as deferred financing costs. We incurred $12 million of cost associated with the issuance of the Unsecured Senior Notes due 2030 and the 2021 Incremental Term Loan Facility, which were capitalized as deferred financing costs. Cash flows used by financing activities in fiscal year 2021 also included $28 million of Series A Preferred Stock dividends.
Cash flows provided by financing activities in fiscal year 2021 included aggregate borrowings of $900 million under the Unsecured Senior Notes due 2029, $900 million under the 2021 Incremental Term Loan Facility and $500 million under the Unsecured Senior Notes due 2030. We used the proceeds from the issuance of the Unsecured Senior Notes due 2029, together with cash on hand, to redeem all of the then outstanding Unsecured Senior Notes due 2024 and repay all of the then outstanding borrowings under the incremental senior secured term loan maturing on April 24, 2025. We used proceeds from the issuance of the 2021 Incremental Term Loan Facility and Unsecured Senior Notes due 2030, along with cash on hand to repay all of the then outstanding borrowings under the Initial Term Loan Facility. Cash flows provided by financing activities in fiscal year 2021 also included $20 million of proceeds received from stock purchases under our employee stock purchase plan and $15 million of proceeds from the exercise of employee stock options, which were offset by $14 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Retirement Plans
We sponsor a defined benefit plan that pays benefits to eligible participants at retirement. Only certain union associates are eligible to participate and continue to accrue benefits under the plan per the collective bargaining agreements. The plan is closed and frozen to all other employees. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. We did not make significant contributions to the Company-sponsored defined benefit and other postretirement plans in fiscal years 2022 and 2021, and we do not expect to make significant contributions in fiscal year 2023.
Certain employees are eligible to participate in our 401(k) savings plan. We made employer matching contributions to the 401(k) plan of $57 million and $52 million in fiscal years 2022 and 2021, respectively.
We also are required to contribute to various multiemployer pension plans under the terms of certain of our CBAs. Our contributions to these plans were $47 million and $43 million in fiscal years 2022 and 2021, respectively.
Off-Balance Sheet Arrangements
We had entered into $462 million of letters of credit, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs and certain real estate leases, under the ABL Facility as of December 31, 2022.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates

Except as otherwise set forth herein, we have prepared the financial information in this Annual Report in accordance with GAAP. Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most critical accounting policies and estimates pertain to the valuation of goodwill and other intangible assets, vendor consideration and income taxes.
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
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 24, Business Information, in our consolidated financial statements. Our fiscal year 2022 assessment for impairment of goodwill was performed using a qualitative approach to determine, as of the date of the assessment, whether it was more likely than not that the fair value of goodwill was less than its carrying value. In performing the qualitative assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based on our qualitative fiscal year 2022 annual impairment analysis for goodwill, we concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value.
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
Based on our fiscal year 2022 annual impairment analysis for indefinite-lived intangible assets, we concluded that the fair value of our trademark indefinite-lived intangible asset and brand name indefinite-lived intangible asset exceeded their respective carrying values by substantial margins. These margins would not be materially impacted by a 5% increase in the discount rate. The recoverability of our indefinite-lived intangible assets could be impacted if estimated future cash flows are not achieved.
During fiscal year 2021, the Company implemented rebranding initiatives related to the integration of a trade name acquired as part of an earlier acquisition. As a result of the rebranding initiatives, the Company recognized an impairment charge of $7 million, which was included in restructuring costs and asset impairment charges in the Company’s Consolidated Statements of Comprehensive Income. During 2020, the Company also recognized $9 million of asset impairment charges related to COVID-19’s adverse impacts on the fair value of certain trade names acquired as part of the 2019 Food Group acquisition.
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

An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. We adjust the amounts recorded for uncertain tax positions when our judgment changes as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. The Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $15 million in the next 12 months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. Our uncertain tax positions contain uncertainties because management is required to make assumptions and to apply judgment in estimating the exposures associated with our various filing positions. We believe that the judgments and estimates discussed herein are reasonable; however, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which an uncertain tax position has been established, or pay amounts in excess of recorded positions, our effective income tax rate could be materially affected. An unfavorable tax settlement would generally require use of our cash and may result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.
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

Approximately 42% of the principal amount of our debt bore interest at floating rates based on LIBOR, SOFR or an alternative base rate, as defined in our credit agreements, as of December 31, 2022. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $20 million per year (see Note 11, Debt, in our consolidated financial statements). On March 5, 2021, the IBA, the administrator of LIBOR, announced that it will cease publication of U.S. dollar LIBOR tenors as of June 30, 2023 (instead of December 31, 2021), for the most common tenors (overnight and one, three, six and twelve months) and it will cease publication of U.S. dollar LIBOR tenors for less common tenors (one week and two months) as well as all tenors of non-U.S. dollar LIBOR as of December 31, 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
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
Fuel costs related to outbound deliveries approximated $195 million during the fiscal year ended December 31, 2022. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 31, 2022, we had diesel fuel forward purchase commitments totaling $41 million, which fix approximately 22% of our projected diesel fuel purchase needs through December 2023.

Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $17 million in additional fuel cost on uncommitted volumes through December 2023.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Vendor Consideration and Receivables - Refer to Note 2 to the financial statements.
Critical Audit Matter Description
The Company receives rebates and incentives from certain suppliers, primarily through purchase-based programs. Consideration earned under these incentives is estimated during the year based on purchasing activity, as obligations under the program are fulfilled primarily as products are purchased. Consideration is typically received in the form of invoice deductions to be applied against the amounts owed to the Company’s vendors, or less often in the form of cash payments. The purchase-based incentives are recorded as a reduction to inventory as they are earned based on inventory purchases. As the related inventory is sold, the amounts are recorded as a reduction to cost of goods sold.
Total vendor receivables were $143 million at December 31, 2022. Although many of these incentives are under long-term agreements others are negotiated on an annual basis or shorter.
We identified vendor consideration as a critical audit matter due to the extent of audit effort required to evaluate whether vendor consideration is recorded in accordance with the terms of the vendor agreements.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the vendor agreements included the following, among others:
•We tested the design and operating effectiveness of controls over the calculation of the amount recorded and the accuracy of the agreement information input in the system utilized to calculate the amount of vendor consideration recorded.

•We selected a sample of vendor consideration recorded and (1) confirmed the amount recorded directly with the vendors or (2) recalculated vendor consideration amounts recorded by the Company using the terms of the executed vendor agreement.

•We selected a sample of inventory on hand and evaluated whether the related vendor consideration was properly recognized at and during the period ended December 31, 2022.

•We tested the amount of vendor consideration recorded as a reduction to inventory by developing an independent expectation for the amount based on historical ratios experienced by the Company and comparing our expectation to the amount recorded in the current year.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 16, 2023

We have served as the Company’s auditor since 2006.

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	December 31, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$211	$148
Accounts receivable, less allowances of $30 and $33	1,705	1,469
Vendor receivables, less allowances of $8 and $7	143	145
Inventories—net	1,616	1,686
Prepaid expenses	124	120
Assets held for sale	2	8
Other current assets	19	18
Total current assets	3,820	3,594
Property and equipment—net	2,171	2,033
Goodwill	5,625	5,625
Other intangibles—net	785	830
Deferred tax assets	—	8
Other assets	372	431
Total assets	$12,773	$12,521
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft liability	$175	$183
Accounts payable	1,855	1,662
Accrued expenses and other current liabilities	650	610
Current portion of long-term debt	116	95
Total current liabilities	2,796	2,550
Long-term debt	4,738	4,916
Deferred tax liabilities	298	307
Other long-term liabilities	446	479
Total liabilities	8,278	8,252
Commitments and contingencies (Note 22)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 issued and outstanding as of December 31, 2022 and January 1, 2022	534	534
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 225 and 223 issued and outstanding as of December 31, 2022 and January 1, 2022, respectively	2	2
Additional paid-in capital	3,036	2,970
Retained earnings	1,010	782
Accumulated other comprehensive loss	(73)	(19)
Treasury Stock, .5 and 0 shares, respectively	(14)	—
Total shareholders’ equity	3,961	3,735
Total liabilities, mezzanine equity and shareholders’ equity	$12,773	$12,521

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$34,057	$29,487	$22,885
Cost of goods sold	28,565	24,832	19,166
Gross profit	5,492	4,655	3,719
Operating expenses:
Distribution, selling and administrative costs	4,886	4,220	3,757
Restructuring costs and asset impairment charges	12	11	39
Total operating expenses	4,898	4,231	3,796
Operating income (loss)	594	424	(77)
Other income—net	(22)	(26)	(21)
Interest expense—net	255	213	238
Loss on extinguishment of debt	—	23	—
Income (loss) before income taxes	361	214	(294)
Income tax provision (benefit)	96	50	(68)
Net income (loss)	265	164	(226)
Other comprehensive income (loss)—net of tax:
Changes in retirement benefit obligations	(54)	10	23
Recognition of interest rate swaps	—	5	(3)
Comprehensive income (loss)	$211	$179	$(206)
Net income (loss)	$265	$164	$(226)
Series A convertible preferred stock dividends	(37)	(43)	(28)
Net income (loss) available to common shareholders	$228	$121	$(254)
Net income (loss) per share:
Basic	$1.02	$0.55	$(1.15)
Diluted	$1.01	$0.54	$(1.15)
Weighted-average common shares outstanding
Basic	224	222	220
Diluted	226	225	220

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE-December 28, 2019	220	$2	$2,845	$916	$—	$(54)	$3,709
Share-based compensation expense	—	—	40	—	—	—	40
Proceeds from employee stock purchase plan	1	—	18	—	—	—	18
Exercise of stock options	—	—	3	—	—	—	3
Tax withholding payments for net share-settled equity awards	—	—	(5)	—	—	—	(5)
Series A convertible preferred stock dividends	—	—	—	(28)	—	—	(28)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	23	23
Recognition of interest rate swaps, net of income tax	—	—	—	—	—	(3)	(3)
Adoption of ASU 2016-13 (Note 6)	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	(226)	—	—	(226)
BALANCE-January 2, 2021	221	$2	$2,901	$661	$—	$(34)	$3,530
Share-based compensation expense	—	—	48	—	—	—	48
Proceeds from employee stock purchase plan	1	—	20	—	—	—	20
Vested restricted stock units, net	1	—	—	—	—	—	—
Exercise of stock options	—	—	15	—	—	—	15
Tax withholding payments for net share-settled equity awards	—	—	(14)	—	—	—	(14)
Series A convertible preferred stock dividends	—	—	—	(43)	—	—	(43)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	10	10
Recognition of interest rate swaps, net of income tax	—	—	—	—	—	5	5
Net income	—	—	—	164	—	—	164
BALANCE-January 1, 2022	223	$2	$2,970	$782	$—	$(19)	$3,735
Share-based compensation expense	—	—	45	—	—	—	45
Proceeds from employee stock purchase plan	—	—	22	—	—	—	22
Vested restricted stock units, net	1	—	—	—	—	—	—
Exercise of stock options	1	—	15	—	—	—	15
Tax withholding payments for net share-settled equity awards	—	—	(16)	—	—	—	(16)
Series A convertible preferred stock dividends	—	—	—	(37)	—	—	(37)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	(54)	(54)
Stock repurchased	—	—	—	—	(14)	—	(14)
Net income	—	—	—	265	—	—	265
BALANCE-December 31, 2022	225	$2	$3,036	$1,010	$(14)	$(73)	$3,961

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income (loss)	$265	$164	$(226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	372	378	422
Gain on disposal of property and equipment, net	(5)	(1)	(17)
Tangible asset impairment charges	10	1	3
Intangible asset impairment charges	—	7	9
Loss on extinguishment of debt	—	23	—
Amortization of deferred financing costs	12	15	16
Deferred tax provision (benefit)	17	38	(51)
Share-based compensation expense	45	48	40
Provision (benefit) for doubtful accounts	6	(24)	63
Changes in operating assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables	(240)	(386)	334
Decrease (increase) in inventories	70	(413)	201
(Increase) decrease in prepaid expenses and other assets	(24)	4	(30)
Increase (decrease) in accounts payable and cash overdraft liability	193	471	(339)
Increase (decrease) in accrued expenses and other liabilities	44	94	(12)
Net cash provided by operating activities	765	419	413
Cash flows from investing activities:
Acquisition of businesses—net of cash	—	—	(972)
Proceeds from sales of divested assets	—	5	7
Proceeds from sales of property and equipment	10	7	44
Purchases of property and equipment	(265)	(274)	(189)
Net cash used in investing activities	(255)	(262)	(1,110)
Cash flows from financing activities:
Proceeds from debt borrowings	1,207	2,305	3,645
Principal payments on debt and financing leases	(1,620)	(3,105)	(2,692)
Net proceeds from issuance of Series A convertible preferred stock	—	—	491
Dividends paid on Series A convertible preferred stock	(37)	(28)	—
Debt financing costs and fees	(4)	(30)	(33)
Repurchase of common stock	(14)	—	—
Proceeds from employee stock purchase plan	22	20	18
Proceeds from exercise of stock options	15	15	3
Tax withholding payments for net share-settled equity awards	(16)	(14)	(5)
Net cash (used in) provided by financing activities	(447)	(837)	1,427
Net (decrease) increase in cash, cash equivalents and restricted cash	63	(680)	730
Cash, cash equivalents and restricted cash—beginning of year	148	828	98
Cash, cash equivalents and restricted cash—end of year	$211	$148	$828
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$243	$185	$216
Income taxes paid (received)—net	68	1	(1)
Property and equipment purchases included in accounts payable	36	40	21
Property and equipment transferred to assets held for sale	—	11	24
Leased assets obtained in exchange for financing lease liabilities	207	56	73
Leased assets obtained in exchange for operating lease liabilities	41	32	48
Cashless exercise of stock options	1	1	—
Paid-in-kind Series A convertible preferred stock dividends	—	15	28
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
Business Description—The Company, through USF, operates in one business segment in which it markets, sells, and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the U.S. These customers include independently owned single and multi-unit restaurants, regional concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities and retail locations.
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended December 31, 2022 and January 1, 2022, referred to herein as fiscal years 2022 and 2021, respectively, were 52-week fiscal years. The fiscal year ended January 2, 2021, referred to herein as fiscal year 2020, was a 53-week fiscal year.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The Company’s consolidated financial statements include the accounts of US Foods and its wholly owned subsidiary, USF, and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
Use of Estimates—The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three or fewer months to be cash equivalents.
Accounts Receivable—Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the Company’s accompanying Consolidated Balance Sheets. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. The Company maintains an allowance for doubtful accounts, which is based upon historical experience, future expected losses, as well as specific customer collection issues that have been identified. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods.
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
Vendor consideration is typically deducted from invoices or collected in cash within 30 days of being earned. Vendor receivables represent the uncollected balance of vendor consideration. Since collections occur primarily from deducting the consideration from the amounts due to the vendor, the Company does not experience significant collectability issues. The Company evaluates the collectability of its vendor receivables based on specific vendor information and vendor collection history.
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method, except for Smart Foodservice, as further described in Note 5, Business Acquisitions, which uses the retail method of inventory accounting. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. As of December 31, 2022 and January 1, 2022, LIFO reserves in the Company’s Consolidated Balance Sheets were $489 million and $342 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $147 million, $165 million and $25 million in fiscal years 2022, 2021 and 2020, respectively.
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
Goodwill and Other Intangible Assets—Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. Other intangible assets include customer relationships, amortizable trade names, the brand names comprising the Company’s portfolio of exclusive brands, and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization, but are subject to impairment assessments as described below.
The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. The reporting unit used in assessing goodwill impairment is the Company’s one business segment as described in Note 24, and all goodwill is assigned to the consolidated Company.
Impairments are recorded as a component of restructuring costs and asset impairment charges in the Company’s Consolidated Statements of Comprehensive Income, and a reduction of the asset’s carrying value in the Company’s Consolidated Balance Sheets.
Self-Insurance Programs—The Company estimates its liabilities for claims covering general, fleet, and workers’ compensation. Amounts in excess of certain levels, which range from $1 million to $10 million per occurrence, are insured as a risk reduction strategy to mitigate catastrophic losses. The workers’ compensation liability is discounted, as the amount and timing of cash payments is reliably determinable given the nature of benefits and the level of historic claim volume to support the actuarial assumptions and judgments used to derive the expected loss payment pattern. The amount accrued is discounted using an interest rate that approximates the U.S. Treasury rate consistent with the duration of the liability. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates.
We are primarily self-insured for group medical claims not covered under multiemployer health plans covering certain of our union-represented employees. The Company accrues its self-insured medical liability, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accruals are included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheets.
Share-Based Compensation—The Company measures compensation expense for share-based awards at fair value as of the date of grant, and recognizes compensation expense over the service period for awards, and as applicable based upon predetermined financial performance conditions for performance share-based awards. Forfeitures are recognized as incurred. Fair value of each Option is estimated as of the date of grant using a Black-Scholes option-pricing model, the fair value of all other awards is the closing price per share for the Company’s common stock as reported on the New York Stock Exchange. Prior to the Company’s 2016 initial public offering, the grant date fair value of share-based awards was measured as of the end of each fiscal quarter using the combination of a market and income approach. The fair value was applied to all stock and stock award activity in the subsequent fiscal quarter. Shares issued as a result of stock options exercises will be funded with the issuance of new shares.
Compensation expense related to our employee stock purchase plan, which allows eligible employees to purchase our common stock at a discount of 15% represents the difference between the fair market value as of acquisition date and the employee purchase price.
Treasury Stock— The company records treasury stock purchases at cost.
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
Shipping and Handling Costs—Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative costs. Shipping and handling costs were $2.3 billion, $2.0 billion, and $1.7 billion in fiscal years 2022, 2021 and 2020, respectively.
Income Taxes—The Company accounts for income taxes under the asset and liability method. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date. Net deferred tax assets are recorded to the extent the Company believes these assets will more likely than not be realized.
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
Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are invested primarily in money market funds at major financial institutions. The account balances at these institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there may be a concentration of risk related to amounts invested in excess of FDIC insurance coverage. Credit risk related to accounts receivable is dispersed across a significantly large number of customers located throughout the U.S. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable as of December 31, 2022.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of December 31, 2022 or January 1, 2022. Customer receivables, which are included in accounts receivable, less allowances for doubtful accounts in the Company’s Consolidated Balance Sheets, were $1.7 billion and $1.5 billion as of December 31, 2022 and January 1, 2022, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these costs associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $29 million and $27 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022, respectively, and $31 million and $26 million included in other assets in the Company’s Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022, respectively.

The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	2022	2021	2020
Meats and seafood	$12,375	$11,245	$8,131
Dry grocery products	5,758	4,979	3,931
Refrigerated and frozen grocery products	5,253	4,453	3,583
Dairy	3,564	2,801	2,394
Equipment, disposables and supplies	3,536	3,090	2,455
Produce	1,840	1,454	1,205
Beverage products	1,731	1,465	1,186
Total Net sales	$34,057	$29,487	$22,885
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

USF financed the Smart Foodservice acquisition with a $700 million incremental senior secured term loan borrowed in April 2020 (the “2020 Incremental Term Loan Facility”), and with cash on hand. The assets, liabilities and results of operations of Smart Foodservice have been included in the Company’s consolidated financial statements since the date the acquisition was completed.
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
Smart Foodservice acquisition and integration related costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $16 million, $15 million, and $21 million during fiscal years 2022, 2021, and 2020, respectively.
Pro Forma Financial Information—The following table presents the Company’s unaudited pro forma consolidated net sales, net income and earnings per share (“EPS”) for fiscal year 2020. The unaudited pro forma financial information presents the combined results of operations as if the acquisition and related financing of Smart Foodservice had occurred as of December 30, 2018 which date represents the first day of the Company’s fiscal year that preceded the year of acquisition.

2020 (Unaudited)
Pro forma net sales	$23,258
Pro forma net loss available to common shareholders	$(225)
Pro forma net loss per share:
Basic	$(1.02)
Diluted	$(1.02)
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

6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Since mid-March 2020, our business has been significantly impacted by the COVID-19 pandemic. Due to the impact that the COVID-19 pandemic was expected to have on our customers, particularly our restaurant and hospitality customers, and to reflect the increased collection risk associated with our customers, we significantly increased our allowance for doubtful accounts in 2020. Since that initial charge in 2020, due to more favorable than anticipated collections on our pre-COVID-19 accounts receivable, we reduced our allowance for doubtful accounts. All pre-COVID-19 accounts receivable have been collected or written off by the end of fiscal year 2022.
A summary of the activity in the allowance for doubtful accounts for the last three fiscal years is as follows:

	2022	2021	2020
Balance as of beginning of year	$33	$67	$30
Charged (benefit) to costs and expenses, net	6	(24)	63
Adoption of ASU 2016-13	—	—	1
Customer accounts written off—net of recoveries	(9)	(10)	(27)
Balance as of end of year	$30	$33	$67
This table excludes the vendor receivable related allowance for doubtful accounts of $8 million, $7 million, and $5 million as of December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
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
During fiscal year 2022, no excess facilities or vacant land previously held for future use were transferred to assets held for sale. The Company sold vacant land for cash proceeds of $5 million, resulting in a gain on sale of $2 million, which was included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income. The Company also sold one excess facility for aggregate cash proceeds of $1 million which approximated the carrying value.
During fiscal year 2021, two excess facilities and vacant land previously held for future use were transferred to assets held for sale. The Company sold one facility for cash proceeds of $4 million, which approximated the carrying value.

The changes in assets held for sale for fiscal years 2022 and 2021 were as follows:

	2022	2021
Balance as of beginning of year	$8	$1
Transfers in	—	11
Assets sold	(6)	(4)
Balance as of end of the year	$2	$8

8.    PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2022 and January 1, 2022 consisted of the following:

	December 31, 2022	January 1, 2022	Range of Useful Lives
Land	$397	$379
Buildings and building improvements	1,713	1,508	5–40 years
Transportation equipment	1,340	1,250	5–10 years
Warehouse equipment	569	520	5–12 years
Office equipment, furniture and software	1,056	933	3–7 years
Construction in process	77	165
	5,152	4,755
Less accumulated depreciation and amortization	(2,981)	(2,722)
Property and equipment—net	$2,171	$2,033

Transportation equipment included $575 million and $537 million of financing lease assets as of December 31, 2022 and January 1, 2022, respectively. Office equipment, furniture and software included $5 million of financing lease assets as of December 31, 2022. Buildings and building improvements included $78 million and $15 million of financing lease assets as of December 31, 2022 and January 1, 2022. Accumulated amortization of financing lease assets was $263 million and $261 million as of December 31, 2022 and January 1, 2022, respectively. Interest capitalized was not material in both fiscal years 2022 and 2021.
Depreciation and amortization expense of property and equipment, including amortization of financing lease assets, was $327 million, $323 million and $343 million for fiscal years 2022, 2021 and 2020, respectively.
9.    GOODWILL AND OTHER INTANGIBLES
Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. Other intangible assets include customer relationships, amortizable trade names, the brand names comprising the Company’s portfolio of exclusive brands, and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization, but are subject to impairment assessments as described below.
Customer relationships and amortizable trade names are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and amortizable trade names are amortized over the estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $45 million, $55 million and $79 million for fiscal years 2022, 2021 and 2020, respectively. The weighted-average remaining useful life of all definite lived intangibles was approximately nine years as of December 31, 2022. Amortization of these definite lived intangible assets is estimated to be $44 million for each of fiscal years 2023, 2024, 2025, 2026, and 2027, and $294 million in the aggregate thereafter.
Goodwill and other intangibles—net consisted of the following:

	December 31, 2022	January 1, 2022
Goodwill	$5,625	$5,625
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$655	$655
Accumulated amortization	(144)	(99)
Net carrying value	511	556
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(1)	(1)
Net carrying value	3	3
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$785	$830

The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. The Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the third quarter of fiscal year 2022, with no impairments noted.
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 24, Business Information. The Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as market conditions, macroeconomic, and industry, as well as entity-specific factors, such as actual and planned financial performance. Based upon the Company’s qualitative fiscal 2022 annual goodwill impairment analysis, the Company concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value and there is no risk of impairment.
The Company’s fair value estimates of the brand names and trademarks indefinite-lived intangible assets are based on a relief from royalty method. The fair value of these intangible assets is determined for comparison to the corresponding carrying value. If the carrying value of these assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Key assumptions used in the relief from royalty method included the long-term growth rates of future revenues, the royalty rate for such revenue, and a discount rate. These assumptions require significant judgment by management, and are therefore considered Level 3 inputs in the fair value hierarchy. Based upon the Company’s fiscal year 2022 annual impairment analysis, the Company concluded the fair value of its brand names and trademarks exceeded its carrying value.
During fiscal year 2021, the Company implemented rebranding initiatives related to the integration of a trade name acquired as part of an earlier acquisition. As a result of the rebranding initiatives, the Company recognized an impairment charge of $7 million, which was included in restructuring costs and asset impairment charges in the Company’s Consolidated Statements of Comprehensive Income. The remaining carrying value of the acquired trade name of $3 million was reclassified to trade names—amortizable and will be amortized with an estimated remaining useful life of 10 years. No other impairments were noted as part of the annual impairment assessment for fiscal year 2021.
Due to the adverse impacts of the COVID-19 pandemic in fiscal year 2020 on forecasted earnings and the discount rate utilized in our valuation models, the Company recognized impairment charges of $9 million related to two trade names acquired as part of an earlier acquisition.
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

The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and January 1, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$139	$—	$—	$139

	January 1, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$99	$—	$—	$99
There were no significant assets or liabilities on the Company’s Consolidated Balance Sheets measured at fair value on a nonrecurring basis, except as further disclosed in Note 9, Goodwill and Other Intangibles.

Recurring Fair Value Measurements
Money Market Funds
Money market funds include highly liquid investments with an original maturity of three or fewer months. These funds are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate swaps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. As of December 31, 2022, the Company had no outstanding interest rate swap agreements.
On July 31, 2021, a four-year interest rate swap with a notional value of $550 million expired. Gains and losses on the interest rate swaps are initially recorded in accumulated other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. The following table presents the effect of the Company’s interest rate swaps in its Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the fiscal year ended December 31, 2022
Interest rate swaps	$—	Interest expense—net	$—
For the fiscal year ended January 1, 2022
Interest rate swaps	$—	Interest expense—net	$5
For the fiscal year ended January 2, 2021
Interest rate swaps	$(8)	Interest expense—net	$5

Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.6 billion, compared to its carrying value of $4.8 billion as of December 31, 2022. The fair value of the Company’s total debt approximated $5.1 billion compared to its carrying value of $5.0 billion as of January 1, 2022.
The fair value of the Company’s 4.625% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.4 billion and $0.5 billion as of December 31, 2022 and January 1, 2022, respectively. The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.8 billion and $0.9 billion as of December 31, 2022 and January 1, 2022, respectively. The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Senior Notes due 2025”) was $1.0 billion as of both December 31, 2022 and January 1, 2022. The Fair value of the Unsecured Senior Notes due 2030, the Unsecured Senior Notes due 2029, and the Secured Senior Notes due 2025 is based upon their closing market prices on the respective dates. The fair value of the Unsecured Senior Notes due 2030, the

Unsecured Senior Notes due 2029, and the Secured Senior Notes due 2025 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.
11.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of December 31, 2022	Carrying Value as of December 31, 2022	Carrying Value as of January 1, 2022
ABL Facility	December 7, 2027	—%	$—	$—
2019 Incremental Term Loan Facility (net of $19 and $25 of unamortized deferred financing costs, respectively)	September 13, 2026	6.38%	1,232	1,442
2021 Incremental Term Loan Facility (net of $6 and $7 of unamortized deferred financing costs, respectively)	November 22, 2028	7.13%	786	893
Secured Senior Notes due 2025 (net of $7 and $11 of unamortized deferred financing costs, respectively)	April 15, 2025	6.25%	993	989
Unsecured Senior Notes due 2029 (net of $7 and $8 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	893	892
Unsecured Senior Notes due 2030 (net of $4 and $5 of unamortized deferred financing costs, respectively)	June 1, 2030	4.625%	496	495
Obligations under financing leases	2023–2040	1.26% -8.08%	446	292
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,854	5,011
Current portion of long-term debt			(116)	(95)
Long-term debt			$4,738	$4,916
As of December 31, 2022, approximately 42% of the Company’s total debt bears interest at a floating rate.
Principal payments to be made on outstanding debt, exclusive of deferred financing costs, as of December 31, 2022, were as follows:

2023	$116
2024	113
2025	1,097
2026	1,278
2027	65
Thereafter	2,228
$4,897

ABL Facility
On December 7, 2022, USF entered into an amendment to its asset based senior secured revolving credit facility (the “ABL Facility”). Pursuant to this amendment, the total aggregate amount of commitments under the ABL facility was increased from $1,990 million to $2,300 million. The amendment also replaced the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with a forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, as determined in accordance with the ABL Facility. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various percentages of the value of eligible accounts receivable, inventory, transportation equipment and certain unrestricted cash and cash equivalents, which, along with other assets, also serve as collateral for borrowings under the ABL Facility. The ABL Facility is now scheduled to mature on December 7, 2027, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of earlier maturing indebtedness under USF’s Term Loan Credit Agreement or any of USF’s Secured Senior Notes due 2025, Unsecured Senior Notes due 2029 or Unsecured Senior Notes due 2030 (the “Senior Notes”) (described below) remains outstanding on a date that is sixty (60) days prior to such earlier maturity date for such indebtedness under the Term Loan Credit Agreement or any of such Senior Notes.
Borrowings under the ABL Facility bear interest, at USF’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of a SOFR plus a margin ranging from 1.00% to 1.50% and a credit spread adjustment of 0.10%, in each case based on USF’s excess availability under the ABL Facility. The margin under the ABL Facility as of December 31, 2022, was 0.00% for ABR loans and 1.00% for SOFR loans. The ABL Facility also carries letter of credit financing fees equal to 0.125% per annum in respect of each letter of credit outstanding, letter of credit participation fees equal to a percentage per annum equal to the applicable LIBOR margin minus the letter of credit facing fees in respect of each letter of credit outstanding and a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility. The weighted-average interest rate on outstanding borrowings for the ABL Facility was 2.87% and 3.25% for fiscal years 2022 and 2021, respectively.
The Company incurred $4 million of third party costs in connection with the ABL Facility amendment which were capitalized as deferred financing costs recorded in other assets in the Company’s Consolidated Balance Sheet. These deferred financing costs, along with $3 million of unamortized deferred financing costs related to the former asset based senior secured revolving credit facility, will be amortized through December 7, 2027, the ABL Facility maturity date.
USF had no outstanding borrowings, and had outstanding letters of credit totaling $462 million, under the ABL Facility as of December 31, 2022. The outstanding letters of credit are entered into in favor of certain commercial insurers to secure obligations with respect to our insurance programs and certain real estate leases, under the ABL Facility as of December 31, 2022. There was available capacity of $1,838 million under the ABL Facility as of December 31, 2022.
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
2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,232 million, net of $19 million of unamortized deferred financing costs, as of December 31, 2022. During fiscal year 2022 we voluntarily prepaid $200 million of the 2019 Incremental Term Loan Facility.
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
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $786 million, net of $6 million of unamortized deferred financing costs, as of December 31, 2022. During fiscal year 2022 we voluntarily prepaid $100 million of the 2021 Incremental Term Loan Facility.
Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.75%, or the sum of an ABR, as described under the 2021 Incremental Term Loan Facility, plus a margin of 1.75% (subject to a LIBOR “floor” of 0.00%).
The 2021 Incremental Term Loan Facility is scheduled to mature on November 22, 2028. Borrowings under the 2021 Incremental Term Loan Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR-based borrowings The 2021 Incremental Term Loan Facility may require mandatory repayments if certain assets are sold.
Secured Senior Notes due 2025
As of December 31, 2022, the Secured Senior Notes due 2025 had a carrying value of $993 million, net of $7 million of unamortized deferred financing costs. The Secured Senior Notes due 2025 bear interest at a rate of 6.25% per annum and will mature on April 15, 2025. On or after April 15, 2022, the Secured Senior Notes due 2025 are redeemable, at USF’s option, in whole or in part at a price of 103.125% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after April 15, 2023 and April 15, 2024, the optional redemption price for the Secured Senior Notes due 2025 declines to 101.563% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $893 million, net of $7 million of unamortized deferred financing costs, as of December 31, 2022. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029. On or after February 15, 2024, the Unsecured Senior Notes due 2029 are redeemable, at USF’s option, in whole or in part at a price of 102.375% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after February 15, 2025 and February 15, 2026, the optional redemption price for the Unsecured Senior Notes due 2029 declines to 101.188% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of December 31, 2022. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.625% per annum and will mature on June 1, 2030. On or after June 1, 2025, the Unsecured Senior Notes due 2030 are redeemable, at USF’s option, in whole or in part at a price of 102.313% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after June 1, 2026 and June 1, 2027, the optional redemption price for the Unsecured Senior Notes due 2030 declines to 101.156% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Financing Leases—Obligations under financing leases of $446 million as of December 31, 2022 consist primarily of amounts due for transportation equipment and building leases.
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
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.6 billion of restricted payment capacity under these covenants, and approximately $2.9 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of December 31, 2022.
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

2021 Refinancing Activities
In February 2021, USF completed a private offering of the Unsecured Senior Notes due 2029 and used the proceeds, together with cash on hand, to redeem all of the Company’s then outstanding 5.875% Unsecured Senior Notes due 2024 (the “Unsecured Senior Notes due 2024”), and repay all of the then outstanding borrowings under the 2020 Incremental Term Loan Facility. In connection with the repayment of the Unsecured Senior Notes due 2024 and the 2020 Incremental Term Loan Facility, the Company applied debt extinguishment accounting and recorded $23 million in the Company’s Consolidated Statements of Comprehensive Income, consisting of a $14 million write-off of pre-existing unamortized deferred financing costs related to the redeemed facilities and a $9 million early redemption premium related to the Unsecured Senior Notes due 2024.
In November 2021, USF entered into the 2021 Incremental Term Loan Facility and completed a private offering of Unsecured Senior Notes due 2030 and used the proceeds and cash on hand, to repay all of the then outstanding borrowings under the Initial Term Loan Facility. In connection with the repayment of the Initial Term Loan Facility, the Company applied debt extinguishment accounting and recorded $2 million in the Company’s Consolidated Statements of Comprehensive Income, primarily consisting of a write-off of pre-existing unamortized deferred financing costs related to the Initial Term Loan Facility.
12.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other long-term liabilities consisted of the following:

	December 31, 2022	January 1, 2022
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$205	$156
Operating expenses	93	82
Workers’ compensation, general and fleet liability	41	41
Group medical liability	33	28
Customer rebates and other selling expenses	125	116
Property and sales tax payable	49	47
Operating lease liability	36	36
Interest payable	33	34
Other	35	70
Total accrued expenses and other current liabilities	$650	$610
Other long-term liabilities:
Workers’ compensation, general and fleet liability	$145	$151
Operating lease liability	246	244
Accrued pension and other postretirement benefit obligations	5	6
Uncertain tax positions	32	31
Other	18	47
Total Other long-term liabilities	$446	$479

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

	2022	2021	2020
Balance as of beginning of the year	$192	$175	$165
Charged to costs and expenses	107	95	83
Acquisition	—	—	3
Reinsurance recoverable	2	7	2
Payments	(115)	(85)	(78)
Balance as of end of the year	$186	$192	$175
Discount rate	4.25%	0.49%	0.15%

Estimated future payments for self-insured liabilities are as follows:

2023	$44
2024	39
2025	21
2026	15
2027	11
Thereafter	73
Total self-insured liability	203
Less amount representing interest	(17)
Present value of self-insured liability	$186

13.    RESTRUCTURING LIABILITIES
The following table summarizes the changes in the restructuring liabilities for the last three fiscal years:

	Severance and Related Costs	Facility Closing Costs	Total
Balance as of December 28, 2019	$1	$—	$1
Current period costs	27	3	30
Payments, net	(27)	(2)	(29)
Balance as of January 2, 2021	1	1	2
Current period costs (benefits)	5	(1)	4
Payments, net	(3)	—	(3)
Balance as of January 1, 2022	3	—	3
Current period costs	3	—	3
Payments, net	(3)	—	(3)
Balance as of December 31, 2022	$3	$—	$3
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
2022 Activities
During fiscal year 2022, the Company incurred restructuring costs of $3 million for severance and related costs associated with support office work force reductions.
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
14.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020 (the “Issuance Date”), pursuant to the terms of an Investment Agreement (the “Investment Agreement”) with KKR Fresh Aggregator L.P., a Delaware limited partnership, which agreement was joined on February 25, 2021 by permitted transferee KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A convertible preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) to KKR Fresh Aggregator L.P. for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. In accordance with the terms of the

Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), the Company paid dividends on the shares of the Series A Preferred Stock in the form of (a) 5,288; 8,842; 8,997 and 9,154 shares of Series A Preferred Stock on June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, respectively, plus a de minimis amount in cash in lieu of fractional shares and (b) cash in the amount of $28 million in the aggregate during subsequent quarters in fiscal year 2021 (c) cash in the amount of $37 million during fiscal year 2022.
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
The following table summarizes the activity for the outstanding Series A Preferred Stock and associated carrying value for fiscal years 2022, 2021 and 2020:

	Series A Preferred Stock
	Shares	Carrying Value
Balance, December 28, 2019	—	$—
Shares issued for cash - Series A Preferred Stock, net of issuance costs	500,000	491
Shares issued as paid in kind dividend - Series A Preferred Stock	23,127	28
Balance, January 2, 2021	523,127	519
Shares issued as paid in kind dividend - Series A Preferred Stock	9,154	15
Balance, January 1, 2022	532,281	534
Shares issued as paid in kind dividend - Series A Preferred Stock	—	—
Balance, December 31, 2022	532,281	$534

15.    RELATED PARTY TRANSACTIONS
As of December 31, 2022 FMR LLC, is a holder of approximately 11% of the Company’s outstanding common stock based on information provided in its most recent amendment to its Schedule 13G filed with the SEC. As of December 31, 2022 investment funds managed by an affiliate of FMR LLC held approximately $19 million in aggregate principal amount of the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility. As of January 1, 2022, investment funds managed by an affiliate of FMR LLC held approximately $24 million in aggregate principal amount of the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
KKR Capital Markets LLC (“KKR Capital Markets”), an affiliate of KKR, received an aggregate of $2 million for debt advisory services rendered in connection with the Company’s 2021 debt refinancing activities and $6 million for debt advisory services rendered in connection with the financing of the Smart Foodservice acquisition during fiscal year 2020. As reported by the administrative agent of the Initial Term Loan Facility and the 2019 Incremental Term Loan Facility (the “Term Loan Agent”), investment funds managed by an affiliate of KKR held approximately $15 million and $17 million in aggregate principal amount of the 2019 Incremental Term Loan Facility as of December 31, 2022 and January 1, 2022, respectively.
16.    SHARE-BASED COMPENSATION, COMMON STOCK ISSUANCES AND COMMON STOCK
    Our long-term incentive plans provide for the grant of various forms of share-based awards to our directors, officers and other eligible employees.
Total compensation expense related to share-based arrangements was $45 million, $48 million and $40 million for fiscal years 2022, 2021 and 2020, respectively, and is reflected in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income. The total income tax benefit associated with share-based compensation recorded in the Company’s Consolidated Statements of Comprehensive Income was $9 million, $10 million and $8 million for fiscal years 2022, 2021 and 2020, respectively.
In addition, the Company sponsors an employee stock purchase plan to provide eligible employees with the opportunity to acquire shares of our common stock at a discount of 15% of the fair market value of the common stock on the date of purchase, and as such, the plan is considered compensatory for federal income tax purposes. The Company recorded $4 million, $4 million and $3 million of share-based compensation expense for fiscal years 2022, 2021 and 2020, respectively, associated with the employee stock purchase plan.
Stock Options—Certain directors, executive officers and other eligible employees have been granted time-based stock options (the “Time-Based Options”) and performance-based options (the “Performance Options” and, together with the Time-Based Options, the “Options”) to purchase shares of our common stock.
The Time-Based Options generally vest and become exercisable ratably over a three year period from the date of the grant. Share-based compensation expense related to the Time-Based Options was $6 million, $12 million and $10 million for fiscal years 2022, 2021 and 2020, respectively.
The Performance Options generally vest and become exercisable ratably over a period of three years, from the date of the grant, provided that the Company achieves a predetermined financial performance condition established by the Compensation and Human Capital Committee of our Board of Directors for the respective award tranche. There was no share-based compensation expense recorded in fiscal year 2022, 2021 and 2020 related to the Performance Options.
The Options are nonqualified, with exercise prices equal to the estimated fair value of a share of common stock as of the date of the grant. Exercise prices range from $12.56 to $38.17 per share and generally have a 10-year life. The fair value of each Option is estimated as of the date of grant using a Black-Scholes option-pricing model.

The weighted-average assumptions for Options granted in fiscal years 2021 and 2020 are included in the following table. No options were granted in fiscal year 2022.

	2021	2020
Expected volatility	53.0%	29.3%
Expected dividends	—	—
Risk-free interest rate	1.1%	0.5%
Expected term (in years)	6.1	6.1
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
The summary of Options outstanding and changes during fiscal year 2022 are presented below:

	Time Options	Performance Options	Total Options	Weighted- Average Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years
Outstanding as of January 1, 2022	5,184,172	263,643	5,447,815	$8.96	$24.14
Granted	—	—	—	$—	$—
Exercised	(782,675)	(76,356)	(859,031)	$6.54	$19.07
Forfeited	(750,891)	(966)	(751,857)	$11.29	$29.01
Outstanding as of December 31, 2022	3,650,606	186,321	3,836,927	$9.05	$24.32	6.1
Vested and exercisable as of December 31, 2022	2,610,641	186,321	2,796,962	$8.54	$24.53	5.5

The weighted-average grant date fair value of Options granted for fiscal years 2021 and 2020 was $18.59 and $3.91, respectively.
During fiscal years 2022, 2021 and 2020, Options were exercised with total intrinsic values of $13 million, $14 million and $3 million, respectively, representing the excess of fair value over the exercise price.
There was $5 million of total unrecognized compensation costs related to unvested Options expected to vest as of December 31, 2022, which is expected to be recognized over a weighted-average period of 1 year.
Restricted Stock Awards—Certain executive officers have been granted restricted stock awards (“RSAs”), some of which vest ratably over a three-year period from the date of grant (the “Time-Based RSA”) and others of which vest to the extent certain performance conditions are met (the “Performance RSAs”).
The Company recorded de minimis share-based compensation expense for the Time-Based RSAs in fiscal year 2022, and $1 million in both fiscal years 2021 and 2020.
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
Share-based compensation expense for the Performance RSAs was de minimis for fiscal year 2022, and $1 million and $2 million for fiscal years 2021 and 2020, respectively.

The summary of unvested RSAs and changes during fiscal year 2022 is presented below:

	Time-Based RSAs	Performance RSAs	Total RSAs	Weighted- Average Fair Value
Unvested as of January 1, 2022	35,693	214,134	249,827	$34.56
Granted	—	—	—	$—
Vested	(35,693)	(109,651)	(145,344)	$34.56
Forfeited	—	—	—	$—
Performance adjustment(1)	—	(104,483)	(104,483)	$34.56
Unvested as of December 31, 2022	—	—	—	$—
(1)Represents an adjustment to the 2019 Performance RSAs based on the actual performance during the three-year performance period.

There were no RSAs granted in fiscal years 2022, 2021 and 2020. There was no unrecognized compensation expense related to the RSAs as of December 31, 2022.
Restricted Stock Units—Certain directors, executive officers and other eligible employees have been granted time-based restricted stock units (the “Time-Based RSUs”), performance-based restricted stock units (the “Performance RSUs”) and market performance-based restricted stock units (the “Market Performance RSUs” and collectively with the Time-Based RSUs and Performance RSUs, the “RSUs”). The Time-Based RSUs generally vest ratably over three years, starting on the anniversary date of the grant. For fiscal years 2022, 2021 and 2020, the Company recognized $29 million, $26 million and $23 million, respectively, in share-based compensation expense related to the Time-Based RSUs.
The Performance RSUs generally vest over a three year period, as and to the extent predetermined performance conditions are met. The fair value of each share underlying the Performance RSUs is measured at the fair market value of our common stock on the date of grant and recognized over the vesting period for the portion of the award that is expected to vest. Compensation expense for the Performance RSUs is remeasured as of the end of each reporting period, based on management’s evaluation of whether it is probable that the performance conditions will be met. The Company recognized $4 million, $1 million and $1 million of share-based compensation expense in fiscal years 2022, 2021 and 2020, respectively, for the Performance RSUs.
During fiscal year 2021, the Company granted Market Performance RSUs to certain executive officers and other eligible employees. These Market Performance RSUs awards vest at the end of a four-year performance period contingent on our achievement of certain total shareholder return performance (“TSR”) targets during the performance period. The grant date fair value of the Market Performance RSUs was estimated using a Monte-Carlo simulation. The Company recognized $1 million and $3 million of share-based compensation expense in fiscal years 2022 and 2021, respectively, for the Market Performance RSUs. There were no Market Performance RSUs outstanding prior to fiscal year 2021 and therefore no share-based compensation expense was recorded in 2020 related to the Market Performance RSUs.
A summary of RSUs outstanding and changes during fiscal year 2022 is presented below.

	Time-Based RSUs	Performance RSUs	Market Performance RSUs	Total RSUs	Weighted- Average Fair Value
Unvested as of January 1, 2022	2,305,296	106,063	350,143	2,761,502	$25.60
Granted	1,373,553	516,484	—	1,890,037	$35.81
Vested	(1,079,225)	(106,090)	—	(1,185,315)	$23.73
Forfeited	(426,687)	(127,217)	(140,816)	(694,720)	$32.54
Performance adjustment(1)	—	2,536	—	2,536	$34.61
Unvested as of December 31, 2022	2,172,937	391,776	209,327	2,774,040	$31.62
(1) Represents an adjustment to the 2019 Performance RSUs based on actual performance during the respective three-year performance period.

The weighted-average grant date fair values for the RSUs granted in fiscal years 2022, 2021, and 2020 was $35.81, $37.74 and $13.83, respectively.
As of December 31, 2022, there was $52 million of unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of 2 years.

Share Repurchase Program - On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. For the year ended December 31, 2022, the Company repurchased 396,069 shares at an aggregate purchase price of approximately $14 million under the program. At December 31, 2022, there was approximately $486 million in remaining funds authorized under this program.
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
17.    LEASES
The Company leases certain distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use (“ROU”) asset in the Company’s Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term as of commencement date. For the Company’s leases that do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the information available as of commencement date in determining the present value of future payments. The lease terms may include options to extend, terminate or buy out the lease. When it is reasonably certain that the Company will exercise these options, the associated payments are included in ROU assets and the estimated lease liabilities. Leases with an initial term of 12 months or less are not recorded in the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For office and warehouse equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred. As of December 31, 2022, lease agreements included residual value guarantees of up to $221 million that could potentially come due in future periods. For leases which we believe it probable amounts will be owed under these guarantees we have included the residual value guarantee within the lease payments to measure the right-of-use assets and lease liabilities.
During 2022, the Company entered into new lease agreements for four distribution facilities that were previously classified as operating leases. As a result of terminating the original leases, the Company recognized a charge of $9 million, which was recorded in distribution, selling and administrative costs. These new leases are classified as financing leases, were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Balance Sheets. Rental payments are calculated at the applicable reference rate plus a margin.
The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheets:

Leases	Consolidated Balance Sheet Location	December 31, 2022	January 1, 2022
Assets
Operating	Other assets	$265	$275
Financing	Property and equipment-net(1)	395	291
Total leased assets		$660	$566
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$36	$36
Financing	Current portion of long-term debt	92	72
Noncurrent:
Operating	Other long-term liabilities	246	244
Financing	Long-term debt	354	220
Total lease liabilities		$728	$572

(1)Financing lease assets are recorded net of accumulated amortization of $263 million and $261 million as of December 31, 2022 and January 1, 2022.

The following table presents the location of lease costs in fiscal years 2022, 2021 and 2020 in the Company’s Consolidated Statements of Comprehensive Income:

Lease Cost	Statements of Comprehensive Income Location	2022	2021	2020
Operating lease cost	Distribution, selling and administrative costs	$69	$58	$52
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	70	73	79
Interest on lease liabilities	Interest expense-net	11	10	12
Short-term lease cost	Distribution, selling and administrative costs	2	1	—
Variable lease cost	Distribution, selling and administrative costs	10	11	13
Net lease cost		$162	$153	$156
Future lease payments under lease agreements as of December 31, 2022 were as follows:

Maturity of Lease Liabilities	Operating Leases	Financing Lease Obligation	Total
2023	$53	$107	$160
2024	49	102	151
2025	47	83	130
2026	43	71	114
2027	38	61	99
After 2027	142	84	226
Total lease payments	372	508	880
Less amount representing interest	(90)	(62)	(152)
Present value of lease liabilities	$282	$446	$728

Other information related to lease agreements for fiscal years 2022, 2021 and 2020 was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	2022	2021	2020
Operating cash flows from operating leases	$56	$55	$56
Operating cash flows from financing leases	11	10	12
Financing cash flows from financing leases	73	87	102

Lease Term and Discount Rate	December 31, 2022	January 1, 2022	January 2, 2021
Weighted-average remaining lease term (years):
Operating leases	8.32	8.30	8.42
Financing leases	6.36	5.74	5.31
Weighted-average discount rate:
Operating leases	6.5%	6.1%	6.6%
Financing leases	4.1%	3.2%	3.2%

18.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and 401(k) plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
Company Sponsored Defined Benefit Plans — The Company sponsors the US Foods Consolidated Defined Benefit Retirement Plan (the “Retirement Plan”), a qualified defined benefit retirement plan, that pays benefits to eligible employees at the time of retirement, using actuarial formulas based upon a participant’s years of credited service and compensation. Only certain union associates are eligible to participate and continue to accrue benefits under the plan per the collective bargaining agreements. The plan is closed and frozen to all other employees. During fiscal year 2020, in connection with the Smart Foodservice acquisition, the Company assumed a defined benefit pension plan with net liabilities of approximately $19 million. This defined benefit pension plan was merged into the Retirement Plan as of December 31, 2020. The Company also maintains postretirement health and welfare plans for certain employees. Amounts related to the Retirement Plan and other postretirement plans recognized in the Company’s consolidated financial statements are determined on an actuarial basis.
The components of net periodic pension benefit costs (credits) for the Retirement Plan the last three fiscal years were as follows:

	2022	2021	2020
Components of net periodic pension benefit (credits) costs:
Service cost	$3	$3	$3
Interest cost	30	29	32
Expected return on plan assets	(52)	(54)	(55)
Amortization of net loss	—	—	1
Net periodic pension benefit (credits) costs	$(19)	$(22)	$(19)

Other postretirement benefit costs were de minimis for fiscal years 2022, 2021 and 2020.
The service cost component of net periodic benefit (credits) costs is included in distribution, selling and administrative costs, while the other components of net periodic benefit (credits) costs are included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
The Company did not make a significant contribution to the Retirement Plan in fiscal years 2022, 2021 and 2020. There have been no non-cash settlement costs incurred in fiscal years 2022, 2021, and 2020.
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for pension benefits for the last three fiscal years were as follows:

	2022	2021	2020
Changes recognized in accumulated other comprehensive loss:
Actuarial (loss) gain	$(73)	$14	$29
Amortization of net loss	—	—	1
Net amount recognized	$(73)	$14	$30
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for other postretirement benefits for the last three fiscal years were de minimis.
The funded status of the Retirement Plan for the last three fiscal years was as follows:

	Pension Benefits
	2022	2021	2020
Change in benefit obligation:
Benefit obligation as of beginning of year	$1,016	$1,061	$903
Service cost	3	3	3
Interest cost	30	29	32
Actuarial (gain) loss	(274)	(30)	98
Benefit disbursements	(55)	(47)	(45)
Smart Foodservice assumed benefit obligations	—	—	70
Projected benefit obligation as of end of year	720	1,016	1,061
Change in plan assets:
Fair value of plan assets as of beginning of year	1,103	1,112	923
(Loss) return on plan assets	(295)	38	183
Benefit disbursements	(55)	(47)	(45)
Smart Foodservice acquired plan assets	—	—	51
Fair value of plan assets as of end of year	753	1,103	1,112
Net funded status	$33	$87	$51

The net funded status of the Retirement Plan for fiscal year 2022 decreased from a net asset of $87 million to a net asset of $33 million, primarily due to negative investment returns on assets, offset by an increase in the discount rate. The net funded status of the Retirement Plan for fiscal year 2021 improved from a net asset of $51 million to a net asset of $87 million, primarily due to asset returns, and an increase in the discount rate. The net funded status of the Retirement Plan for fiscal year 2020 improved from a net asset of $20 million to a net asset of $51 million, primarily due to asset returns, partially offset by a decrease in the discount rate and the merger of the Smart Foodservice pension plan into the Retirement Plan.
The fiscal year 2022 pension benefits actuarial gain of $274 million was primarily due to an increase in the discount rate. The fiscal year 2021 pension benefits actuarial gain of $30 million was primarily due to an increase in the discount rate. The fiscal year 2020 pension benefits actuarial loss of $98 million was primarily due to a decrease in the discount rate.

The funded status of the Other Post Retirement Plans for the last three fiscal years was as follows:

	Other Postretirement Plans
	2022	2021	2020
Change in benefit obligation:
Benefit obligation as of beginning of year	$6	$6	$6
Benefit disbursements	(1)	(1)	(1)
Other	—	1	1
Benefit obligation as of end of year	5	6	6
Change in plan assets:
Fair value of plan assets as of beginning of year	—	—	—
Employer contribution	1	1	1
Benefit disbursements	(1)	(1)	(1)
Fair value of plan assets as of end of year	—	—	—
Net funded status	$(5)	$(6)	$(6)
Service cost, interest cost and actuarial (gain) loss for other postretirement benefits were de minimis for fiscal years 2022, 2021 and 2020.

The amounts recognized on the Company’s Consolidated Balance Sheets related to the company-sponsored defined benefit plans and other postretirement benefit plans consisted of the following:

	Pension Benefits
	2022	2021	2020
Amounts recognized in the consolidated balance sheets consist of the following:
Prepaid benefit obligation—noncurrent	$34	$89	$53
Accrued benefit obligation—noncurrent	(1)	(1)	(2)
Net amount recognized in the consolidated balance sheets	$33	$88	$51
Amounts recognized in accumulated other comprehensive loss consist of the following:
Net loss	$159	$85	$98
Net loss recognized in accumulated other comprehensive loss	$159	$85	$98
Additional information:
Accumulated benefit obligation	$717	$1,012	$1,057

	Other Postretirement Plans
	2022	2021	2020
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(1)	$(1)	$—
Accrued benefit obligation—noncurrent	(4)	(5)	(6)
Net amount recognized in the consolidated balance sheets	$(5)	$(6)	$(6)
Amounts recognized in accumulated other comprehensive loss consist of the following:
Gain, net of prior service cost	$1	$1	$—
Net gain recognized in accumulated other comprehensive loss	$1	$1	$—
Additional information:
Accumulated postretirement benefit obligation	$5	$6	$6
Weighted average assumptions used to determine benefit obligations as of period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2022	2021	2020
Benefit obligation:
Discount rate	5.50%	3.00%	2.80%
Annual compensation increase	2.96%	2.96%	2.96%
Net cost:
Discount rate	3.00%	2.80%	3.50%
Expected return on plan assets	4.75%	5.00%	6.00%
Annual compensation increase	2.96%	2.96%	3.60%

	Other Postretirement Plans
	2022	2021	2020
Benefit obligation—discount rate	5.50%	3.00%	2.80%
Net cost—discount rate	3.00%	2.80%	3.50%

The measurement date for the defined benefit and other postretirement benefit plans was December 31 for fiscal years 2022, 2021 and 2020. For 2022, 2021 and 2020, the Company applies the practical expedient under ASU No. 2015-4 to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end.
The mortality assumptions used to determine the pension benefit obligation as of December 31, 2022 are based on the Pri-2012 base mortality table with the MP-2020 mortality improvement scale published by the Society of Actuaries.
A health care cost trend rate is used in the calculations of postretirement medical benefit plan obligations. The assumed healthcare trend rates for the last three fiscal years were as follows:

	2022	2021	2020
Immediate rate	6.50%	5.50%	5.60%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2037	2037	2037

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
The US Foods, Inc. Retirement Investment Committee (the “Committee”) has authority and responsibility to oversee the investment and management of the trust (“the Trust”) which holds the assets of the Retirement Plan and has adopted an Investment Policy to provide a framework for the management of the Trust’s assets, including the objectives and long-term strategy with respect to the investment program of the Trust. Pursuant to the Investment Policy, the primary goal of investing Trust assets is to ensure that pension liabilities are met over time, and that Trust assets are invested in a manner that maximizes the probability of meeting pension liabilities. The secondary goal of investing Trust assets is to maximize long-term investment return consistent with a reasonable level of risk. Through consultation with its investment consultant, the Committee has developed long-term asset allocation guidelines intended to achieve investment objectives relative to projected liabilities. Based on those projections, the Committee has approved a dynamic asset allocation strategy that increases the liability-hedging assets of the Trust and decreases the return-seeking assets of the Trust as the funded ratio of the Retirement Plan improves. Based upon the funded ratio of the Retirement Plan, an asset allocation of 30% equity securities (U.S. large cap equities, U.S. small and mid-cap equities and non-U.S. equities) and 70% fixed income securities (U.S. Treasuries, STRIPs, and investment grade corporate bonds) was targeted during the Company’s fiscal year 2022. The actual mix of assets in the Trust as of December 31, 2022 consisted of 32% equity securities and 68% fixed income securities.

The following table sets forth the fair value of our defined benefit plans’ assets by asset fair value hierarchy level:

	Asset Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$32	$—	$—	$32
International	2	—	—	2
Mutual fund:
International equities	22	—	—	22
Long-term debt securities:
Corporate debt securities:
Domestic	—	216	—	216
International	—	27	—	27
U.S. government securities		7	—	7
Other		3		3
	$56	$253	$—	309
Common collective trust funds:
Cash equivalents				24
Domestic equities				147
International equities				41
Treasury STRIPS				164
U.S. government securities				68
Total investments measured at net asset value as a practical expedient				444
Total defined benefit plans’ assets				$753

	Asset Fair Value as of January 1, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$—	$—	$2
Equities:
Domestic	44	—	—	44
International	2	—	—	2
Mutual fund:
International equities	26	—	—	26
Long-term debt securities:
Corporate debt securities:
Domestic	—	286	—	286
International	—	45	—	45
U.S. government securities	—	7	—	7
	$74	$338	$—	412
Common collective trust funds:
Cash equivalents				24
Domestic equities				219
International equities				49
Treasury STRIPS				303
U.S. government securities				96
Total investments measured at net asset value as a practical expedient				691
Total defined benefit plans’ assets				$1,103

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
•Common collective trust funds are measured at the net asset value as of the December 31, 2022 and 2021 measurement dates. This class represents investments in common collective trust funds that invest in:
◦Equity securities, which may include common stocks, options and futures in actively managed funds; and
◦Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) representing zero coupon Treasury securities with long-term maturities.
◦U.S. government securities representing government bonds with long-term maturities.
Estimated future benefit payments, under Company sponsored plans as of December 31, 2022, were as follows:

	Pension Benefits	Other Postretirement Plans
2023	$50	$1
2024	47	1
2025	49	1
2026	50	—
2027	51	—
Subsequent five years	241	2

The Company does not expect to make a significant contribution to the Retirement Plans in fiscal year 2023.
Other Company Sponsored Benefit Plans—Certain employees are eligible to participate in the Company’s 401(k) savings plan. The Company made employer matching contributions to the 401(k) plan of $57 million, $52 million and $47 million for fiscal years 2022, 2021 and 2020, respectively.
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
The Company’s participation in multiemployer pension plans for the fiscal year ended December 31, 2022 is outlined in the tables below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year, or for which the Company believes its estimated withdrawal liability, should it decide to voluntarily withdraw from the plan, may be material to the Company. For each plan that is considered individually significant to the Company, the following information is provided:
•The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number assigned to a plan by the Internal Revenue Service.
•The most recent Pension Protection Act (“PPA”) zone status available for fiscal years 2022 and 2021 is for the plan years beginning in 2021 and 2020, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, or critical and declining status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. Plans are generally considered “critical and declining” if they are projected to become insolvent within 20 years. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.
•The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.
•The Surcharge Imposed column indicates whether a surcharge has been imposed on participating employers contributing to the plan.
•The Expiration Dates column indicates the expiration dates of the CBAs to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Dates
		2022	2021
Minneapolis Food Distributing Industry Pension Plan	41-6047047/001	Green	Green	N/A	No	04/05/2025
Teamster Pension Trust Fund of Philadelphia and Vicinity	23-1511735/001	Green	Yellow	Implemented	No	02/13/2026
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	No	06/30/2026
United Teamsters Trust Fund A	13-5660513/001	Yellow	Yellow	Implemented	No	05/01/2027
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	No	02/13/2026
UFCW National Pension Fund	51-6055922 / 001	Green	Green	N/A	No	04/03/2024

The following table provides information about the Company’s contributions to its multiemployer pension plans. For plans that are not individually significant to the Company, the total amount of the Company’s contributions is aggregated.

	Contributions(1)(2)			Contributions That Exceed 5% of Total Plan Contributions(3)
	2022	2021	2020	2021	2020
Pension Fund
Minneapolis Food Distributing Industry Pension Plan	$6	$5	$5	Yes	Yes
Teamster Pension Trust Fund of Philadelphia and Vicinity	5	4	4	No	No
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	3	4	2	Yes	Yes
United Teamsters Trust Fund A	1	1	1	Yes	Yes
Warehouse Employees Local 169 and Employers Joint Pension Fund	1	1	1	Yes	Yes
UFCW National Pension Fund	—	1	1	No	No
Other funds	31	27	30	—	—
	$47	$43	$44

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

If the Company elects to voluntarily withdraw from a multiemployer pension plan, it may be responsible for its proportionate share of the respective plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $119 million as of December 31, 2022. Actual withdrawal liabilities incurred by the Company, if it were to withdraw from one or more plans, could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plans’ funded status.
19.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A Preferred Stock, if dilutive in the period. For fiscal years 2022, 2021 and 2020, share-based awards representing 2 million, 2 million and 9 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For fiscal years 2022, 2021, and 2020, Series A Preferred Stock representing 25 million, 25 million and 15 million of underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted EPS:

	2022	2021	2020
Numerator:
Net income (loss)	$265	$164	$(226)
Less: Series A Preferred Stock dividends (1)	(37)	(43)	(28)
Net income (loss) available to common shareholders	$228	$121	$(254)
Denominator:
Weighted-average common shares outstanding	224	222	220
Effect of dilutive share-based awards	2	3	—
Effect of dilutive underlying shares of the Series A Preferred Stock (2)	—	—	—
Weighted-average dilutive shares outstanding	226	225	220
Net income (loss) per share:
Basic	$1.02	$0.55	$(1.15)
Diluted	$1.01	$0.54	$(1.15)
(1)    As discussed in Note 14 Convertible Preferred Stock, Series A Preferred Stock dividends for fiscal year 2020 and the first quarter of 2021 were paid-in-kind in the form of shares of Series A Preferred Stock. Series A Preferred Stock dividends for the remaining quarters of fiscal year 2021 and 2022 were paid in cash.
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

20.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, by component, for the last three fiscal years:

	2022	2021	2020
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of year (1)	$(19)	$(29)	$(52)
Other comprehensive (loss) income before reclassifications	(73)	14	29
Reclassification adjustments:
Amortization of net loss (2) (3)	—	—	1
Settlements (2) (3)	—	—	—
Total before income tax	(73)	14	30
Income tax provision	(19)	4	7
Current year comprehensive income, net of tax	(54)	10	23
Balance as of end of year (1)	$(73)	$(19)	$(29)

Interest rate swaps:
Balance as of beginning of year (1)	$—	$(5)	$(2)
Change in fair value of interest rate swaps	—	1	(11)
Amounts reclassified to interest expense	—	5	6
Total before income tax	—	6	(5)
Income tax provision (benefit)	—	1	(2)
Current year comprehensive income (loss), net of tax	—	5	(3)
Balance as of end of year (1)	$—	$—	$(5)
Accumulated other comprehensive loss as of end of year(1)	$(73)	$(19)	$(34)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 18, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
21.    INCOME TAXES
The income tax provision (benefit) for the fiscal years 2022, 2021 and 2020 consisted of the following:

	2022	2021	2020
Current:
Federal	$69	$11	$(20)
State	10	1	3
Current income tax provision (benefit)	79	12	(17)
Deferred:
Federal	3	31	(39)
State	14	7	(12)
Deferred income tax provision (benefit)	17	38	(51)
Total income tax provision (benefit)	$96	$50	$(68)

The Company’s effective income tax rates for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 were 27%, 23% and 23%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future.

The reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory income tax rate of 21% to the Company’s income tax provision (benefit) for the fiscal years 2022, 2021, and 2020 is shown below:

	2022	2021	2020
Federal income taxes computed at statutory rate	$76	$45	$(62)
State income taxes, net of federal income tax benefit	21	10	(10)
Share-based compensation	(3)	(5)	1
Non-deductible expenses	7	5	7
Change in the valuation allowance for deferred tax assets	(12)	(7)	(1)
Net operating loss expirations	9	5	3
Tax credits	(1)	(1)	(3)
Change in unrecognized tax benefits	(1)	(2)	(3)
Total income tax provision (benefit)	$96	$50	$(68)

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows:

	December 31, 2022	January 1, 2022
Deferred tax assets:
Operating lease liabilities	$70	$70
Workers’ compensation, general and fleet liabilities	43	45
Financing lease and other long term liabilities	80	71
Net operating loss carryforwards	48	68
Other deferred tax assets	114	97
Total gross deferred tax assets	355	351
Less valuation allowance	(16)	(28)
Total net deferred tax assets	339	323
Deferred tax liabilities:
Property and equipment	(166)	(195)
Operating lease assets	(66)	(68)
Inventories	(40)	(40)
Intangibles	(304)	(290)
Financing lease and other long term liabilities	(45)	—
Other deferred tax liabilities	(16)	(29)
Total deferred tax liabilities	(637)	(622)
Net deferred tax liability	$(298)	$(299)

The net deferred tax liabilities presented in the Company’s Consolidated Balance Sheets were as follows:

	December 31, 2022	January 1, 2022
Noncurrent deferred tax assets	$—	$8
Noncurrent deferred tax liability	(298)	(307)
Net deferred tax liability	$(298)	$(299)

The Company had tax affected state net operating loss carryforwards of $48 million as of December 31, 2022. The Company’s net operating loss carryforwards expire as follows:

State
2023-2027	$17
2028-2032	10
2033-2037	7
2038-2042	11
Indefinite	3
$48
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
A summary of the activity in the valuation allowance for the fiscal years 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Balance as of beginning of year	$28	$35	36
(Benefit) expense recognized	(12)	(7)	(1)
Balance as of end of year	$16	$28	$35
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
Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2022, 2021, and 2020 was as follows:

Balance at December 28, 2019	$39
Gross increases due to positions taken in prior years	3
Decreases due to lapses of statute of limitations	(1)
Decreases due to changes in tax rates	(5)
Positions assumed in business acquisition	3
Balance at January 2, 2021	39
Gross increases due to positions taken in prior years	5
Gross decreases due to positions taken in prior years	(2)
Decreases due to lapses of statute of limitations	(5)
Decreases due to settlements with taxing authorities	(5)
Balance at January 1, 2022	32
Decreases due to lapses of statute of limitations	(2)
Balance at December 31, 2022	$30

The Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $15 million in the next 12 months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions.
Included in the balance of unrecognized tax benefits as of the end of fiscal years 2022, 2021 and 2020 was $27 million, $28 million and $34 million, respectively, of tax benefits that, if recognized, would affect the effective income tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had accrued interest and penalties of approximately $8 million and $7 million as of December 31, 2022 and January 1, 2022, respectively.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2007 through 2021 U.S. federal income tax years, and various state income tax years from 2000 through 2021, remain subject to income tax examinations by the relevant taxing authorities. Prior to 2007, the Company was owned by Royal Ahold N.V. (“Ahold”). Ahold indemnified the Company for 2007 pre-closing consolidated U.S. federal and certain combined state income taxes, and the Company is responsible for all other taxes, interest and penalties.
22.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,077 million of purchase orders and purchase contract commitments as of December 31, 2022 to be purchased in fiscal year 2023 and $38 million of information technology commitments through September 2025 that are not recorded in the Company’s Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $41 million through December 2023, as of December 31, 2022. Additionally, the Company had electricity forward purchase commitments totaling $8 million through June 2024, as of December 31, 2022. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
23.    US FOODS HOLDING CORP. CONDENSED FINANCIAL INFORMATION
These condensed parent company financial statements should be read in conjunction with the Company’s consolidated financial statements. Under terms of the agreements governing its indebtedness, the net assets of USF are restricted from being transferred to US Foods in the form of loans, advances or dividends with the exception of income tax payments, share-based compensation settlements and minor administrative costs. USF had $1.6 billion of restricted payment capacity under these covenants, and approximately $2.9 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation, as of December 31, 2022. See Note 16, Share-Based Compensation, Common Stock Issuances and Common Stock, for a discussion of the Company’s equity-related transactions. In the condensed parent company financial statements below, the investment in the operating subsidiary, USF, is accounted for using the equity method.

Condensed Parent Company Balance Sheets
(In millions, except par value)

	December 31, 2022	January 1, 2022
ASSETS
Investment in subsidiary	4,492	$4,266
Other assets	4	4
Total assets	$4,496	$4,270
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Deferred tax liabilities	$1	$1
Total liabilities	1	1
Commitments and Contingencies (Note 22)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.5 issued and outstanding as of December 31, 2022 and January 1, 2022	534	534
Shareholders’ Equity
Common stock, $0.01 par value—600 shares authorized; 225 and 223 issued and outstanding as of December 31, 2022 and January 1, 2022	2	2
Additional paid-in capital	3,036	2,970
Retained earnings	1,010	782
Accumulated other comprehensive loss	(73)	(19)
Treasury Stock, .5 and 0 shares, respectively	(14)	—
Total shareholders’ equity	3,961	3,735
Total liabilities, mezzanine equity and shareholders’ equity	$4,496	$4,270

Condensed Parent Company Statements of Comprehensive Income

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Income before income taxes	$—	$—	$—
Income tax benefit	—	(4)	(5)
Income before equity in net earnings of subsidiary	—	4	5
Equity in net earnings of subsidiary	265	160	(231)
Net income (loss)	265	164	(226)
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	(54)	10	23
Unrecognized gain (loss) on interest rate swaps	—	5	(3)
Comprehensive income (loss)	$211	$179	$(206)
Net income (loss)	$265	$164	$(226)
Series A convertible preferred stock dividends	(37)	(43)	(28)
Net income (loss) available to common shareholders	$228	$121	$(254)

Condensed Parent Company Statements of Cash Flows

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income (loss)	$265	$164	$(226)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	(265)	(160)	231
Changes in operating assets and liabilities:
Increase in other assets	—	(4)	—
Decrease in accrued expenses and other liabilities	—	—	(5)
Net cash used in operating activities	—	—	—

Cash flows from investing activities:
Investment in subsidiary	51	28	(491)
Net cash provided by (used in) investing activities	51	28	(491)

Cash flows from financing activities:
Net proceeds from issuance of Series A convertible preferred stock	—	—	491
Dividends paid on Series A convertible preferred stock	(37)	(28)	—
Repurchase of common stock	(14)	—	—
Net cash (used in) provided by financing activities	(51)	(28)	491
Net increase in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash—beginning of year	—	—	—
Cash, cash equivalents and restricted cash—end of year	$—	$—	$—

24.    BUSINESS INFORMATION
The Company’s consolidated results represent the results of its one business segment based on how the Company’s chief operating decision maker, the Chief Executive Officer, views the business for purposes of evaluating performance and making operating decisions.
The Company markets, sells, and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the U.S. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution facilities and operations. The Company’s distribution facilities form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution facilities. Capital projects, whether for cost savings or generating incremental revenue, are evaluated based on estimated economic returns to the organization as a whole.
No single customer accounted for more than 3% of the Company’s consolidated net sales in fiscal year 2022, 2% of the Company’s consolidated net sales for fiscal years 2021, and 3% of the Company’s consolidated net sales in fiscal year 2020. However, customers who are members of one group purchasing organization accounted, in the aggregate, for approximately 12% of the Company’s consolidated net sales in fiscal year 2022, 11% of the Company’s consolidated net sales for fiscal year 2021 and 13% of the Company’s consolidated net sales for fiscal years 2020.
25.    SUBSEQUENT EVENTS
Share Repurchase Program - For the month ended January 31, 2023, the Company repurchased 460,060 shares at an aggregate purchase price of approximately $17 million under the program. At January 31, 2023, there was approximately $469 million in remaining funds authorized under this program.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of US Foods Holding Corp.’s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 16, 2023
Management of US Foods Holding Corp. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2022, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated February 16, 2023. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 16, 2023

Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item with respect to members of the Board of Directors and with respect to the Audit Committee will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (our “2023 Proxy Statement”) under the captions “Election of Directors” and “Corporate Governance-Meetings of the Board and its Committees-Audit Committee” and is incorporated herein by reference. The information required by this item with respect to our Code of Conduct will be included in our 2023 Proxy Statement under the caption “Corporate Governance-Corporate Governance Materials” and is incorporated herein by reference. See Item 1 of Part I, “Business-Information about our Executive Officers” for the information required by this item with respect to our executive officers.
Item 11.    Executive Compensation
The information required by this item will be included in our 2023 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report,” “Executive Compensation,” and “Director Compensation” and is incorporated herein by reference, provided that the Compensation and Human Capital Committee Report shall not be deemed to be “filed” with this Annual Report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management will be included in our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Officers” and is incorporated herein by reference.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is presented below.

Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2022:

Plan Category	Number of shares to be issued upon exercise of outstanding options, restricted warrants and rights(1)	Weighted-average exercise price of shares underlying outstanding options, warrants and rights(2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(3)
Equity compensation plans approved by stockholders	6,610,967	24.32	7,964,054
Equity compensation plans not approved by stockholders	—	—	—
Total	6,610,967	24.32	7,964,054
(1) This number consists of 203,516 shares subject to outstanding awards granted under the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, 1,445,181 shares subject to outstanding awards under the 2016 US Foods Holding Corp. Omnibus Incentive Plan, and 4,962,270 shares subject to outstanding awards under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (the “2019 Plan”).
(2)    This weighted-average exercise price is calculated based on the exercise prices of outstanding Options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.
(3)    This number consists of 7,553,004 shares available for issuance under the 2019 Plan, and 411,050 shares reserved for issuance under the employee stock purchase plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2023 Proxy Statement under the captions “Election of Directors,” “Corporate Governance” and “Related Party Transactions” and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be included in our 2023 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

10.1.4
Amendment No. 3 dated as of December 7, 2022, among US Foods, Inc., the other Loan Parties party thereto, the Lenders and Issuing Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 13 2022).

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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.24*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (for 3-year Performance-Based Restricted Stock Unit Awards) under the US Foods Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.25
Cooperation Agreement, dated as of May 9, 2022, between US Holding Corp. and Sachem Head (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2022)

10.26*
Letter Agreement by and between US Holding Corp. and Andrew Iacobucci, dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 10, 2022).

10.27*
Letter Agreement by and between US Foods, Inc. and Dirk Locascio, dated June 19, 2022 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.28*
Form of Award Agreement Amendment Letter under the US Foods Corp. 2019 Long-Term Incentive Plan by and between US Holding Corp. and each of its executive officers (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.29*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (CEO Retention Awards) under the US Foods Corp. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.30*
Offer Agreement by and between the Company and David Flitman, dated November 22, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 28, 2022)

10.31*
Form of Restricted Stock Unit Grant Notice and Agreement by and between the Company and David Flitman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 28, 2022)

10.32*
Form of Performance-Based Restricted Stock Unit Grant Notice and Agreement by and between the Company and David Flitman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 28, 2022)

10.33*	Executive Severance Agreement by and between the Company and David Flitman (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 28, 2022)

21.1	List of Subsidiaries of US Foods Holding Corp.

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

US FOODS HOLDING CORP. (Registrant)

By:	/s/ DAVID E. FLITMAN
Name:	David E. Flitman
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	February 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. FLITMAN	Chief Executive Officer and Director	February 16, 2023
David E. Flitman	(Principal Executive Officer)

/s/ DIRK J. LOCASCIO	Chief Financial Officer	February 16, 2023
Dirk J. Locascio	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHERYL A. BACHELDER	Director	February 16, 2023
Cheryl A. Bachelder

/s/ JAMES J. BARBER, JR	Director	February 16, 2023
James J. Barber, JR

/s/ COURT D. CARRUTHERS	Director	February 16, 2023
Court D. Carruthers

/s/ ROBERT M. DUTKOWSKY	Director and Board Chair	February 16, 2023
Robert M. Dutkowsky

/s/ SCOTT D. FERGUSON	Director	February 16, 2023
Scott D. Ferguson

/s/ MARLA GOTTSCHALK	Director	February 16, 2023
Marla Gottschalk

/s/SUNIL GUPTA	Director	February 16, 2023
Sunil Gupta

/s/ CARL ANDREW PFORZHEIMER	Director	February 16, 2023
Carl Andrew Pforzheimer

/s/ QUENTIN ROACH	Director	February 16, 2023
Quentin Roach

/s/ NATHANIEL H. TAYLOR	Director	February 16, 2023
Nathaniel H. Taylor

/s/ DAVID M. TEHLE	Director	February 16, 2023
David M. Tehle

/s/ DAVID A. TOY	Director	February 16, 2023
David A. Toy

/s/ ANN E. ZIEGLER	Director	February 16, 2023
Ann E. Ziegler