Form 10-Q
period 2023-04-01
US Foods Holding Corp.
filed 2023-05-11
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
232,652,077 shares of the registrant’s common stock were outstanding as of May 5, 2023.

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
• cost inflation/deflation, rising interest rates and volatile commodity costs;
• competition;
• reliance on third-party suppliers and interruption of product supply or increases in product costs;
• changes in our relationships with customers and group purchasing organizations;
• our ability to increase or maintain the highest margin portions of our business;
• achievement of expected benefits from cost savings initiatives;
• fluctuations in fuel costs;
• changes in consumer eating habits;
• cost and pricing structures;
• the impact of climate change or measures implemented to address climate change;
• impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;
• changes to or failure to comply with applicable governmental regulations;
• product recalls and product liability claims;
• our reputation in the industry;
• labor relations and increased labor costs and continued access to qualified and diverse labor;
• our level of indebtedness and restrictions under agreements governing our indebtedness;
• interest rate increases;
• the replacement of London Interbank Offered Rate (“LIBOR”) with an alternative reference rate and the relative immaturity of any such replacement standard;
• disruption of existing technologies and implementation of new technologies;
• cybersecurity incidents and other technology disruptions;
• risks associated with intellectual property, including potential infringement;
• effective integration of acquired businesses;
• KKR’s interests may not align with our other shareholders;
• the impact of activist shareholders;
• changes in tax laws and regulations and resolution of tax disputes;
• limitations related to our governing documents;
• risks to the health and safety of our associates and others;
• adverse judgments or settlements resulting from litigation;
• extreme weather conditions, natural disasters and other catastrophic events, including pandemics and the rapid spread of contagious illnesses; and
• management of retirement benefits and pension obligations.
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	April 1, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$292	$211
Accounts receivable, less allowances of $32 and $30	1,834	1,705
Vendor receivables, less allowances of $8 and $8	202	143
Inventories—net	1,625	1,616
Prepaid expenses	116	124
Assets held for sale	2	2
Other current assets	23	19
Total current assets	4,094	3,820
Property and equipment—net	2,172	2,171
Goodwill	5,625	5,625
Other intangibles—net	774	785
Other assets	373	372
Total assets	$13,038	$12,773
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft liability	$199	$175
Accounts payable	2,134	1,855
Accrued expenses and other current liabilities	602	650
Current portion of long-term debt	117	116
Total current liabilities	3,052	2,796
Long-term debt	4,693	4,738
Deferred tax liabilities	303	298
Other long-term liabilities	438	446
Total liabilities	8,486	8,278
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.4 and 0.5 issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	373	534
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 233.9 issued and 232.6 outstanding as of April 1, 2023, and 225.2 issued and 224.8 outstanding as of December 31, 2022	2	2
Additional paid-in capital	3,212	3,036
Retained earnings	1,085	1,010
Accumulated other comprehensive loss	(72)	(73)
Treasury Stock, 1.3 and 0.4 shares, respectively	(48)	(14)
Total shareholders’ equity	4,179	3,961
Total liabilities, mezzanine equity and shareholders’ equity	$13,038	$12,773

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Net sales	$8,542	$7,798
Cost of goods sold	7,117	6,603
Gross profit	1,425	1,195
Operating expenses:
Distribution, selling and administrative costs	1,238	1,161
Total operating expenses	1,238	1,161
Operating income	187	34
Other income—net	(1)	(6)
Interest expense—net	81	55
Income (loss) before income taxes	107	(15)
Income tax provision (benefit)	25	(8)
Net income (loss)	82	(7)
Other comprehensive income (loss) —net of tax:
Changes in retirement benefit obligations	1	—
Comprehensive income (loss)	$83	$(7)
Net income (loss)	$82	$(7)
Series A convertible preferred stock dividends	(7)	(9)
Net income (loss) available to common shareholders	$75	$(16)
Net income (loss) per share
Basic (Note 11)	$0.33	$(0.07)
Diluted (Note 11)	$0.32	$(0.07)
Weighted-average common shares outstanding
Basic (Note 11)	226	223
Diluted (Note 11)	252	223
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 31, 2022	225.2	$2	$3,036	$1,010	0.4	$(14)	$(73)	$3,961
Share-based compensation expense	—	—	14	—	—	—	—	14
Proceeds from employee stock purchase plan	0.2	—	5	—	—	—	—	5
Vested restricted stock units, net	0.6	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	7	—	—	—	—	7
Tax withholding payments for net share-settled equity awards	—	—	(11)	—	—	—	—	(11)
Series A convertible preferred stock conversion to common stock	7.6	—	161	—	—	—	—	161
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	—	(7)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Stock repurchased	—	—	—	—	0.9	(34)	—	(34)
Net Income	—	—	—	82	—	—	—	82
BALANCE—April 1, 2023	233.9	$2	$3,212	$1,085	1.3	$(48)	$(72)	$4,179

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2022	223.0	$2	$2,970	$782	—	$—	$(19)	$3,735
Share-based compensation expense	—	—	12	—	—	—	—	12
Proceeds from employee stock purchase plan	0.1	—	5	—	—	—	—	5
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Exercise of stock options	—	—	2	—	—	—	—	2
Tax withholding payments for net share-settled equity awards	—	—	(16)	—	—	—	—	(16)
Series A convertible preferred stock dividends	—	—	—	(9)	—	—	—	(9)
Net Loss	—	—	—	(7)	—	—	—	(7)
BALANCE—April 2, 2022	223.8	$2	$2,973	$766	—	$—	$(19)	$3,722
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	13 Weeks Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income (loss)	$82	$(7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98	89
Gain on disposal of property and equipment—net	(1)	(1)
Amortization of deferred financing costs	7	3
Deferred tax provision	5	4
Share-based compensation expense	14	12
Provision for doubtful accounts	10	—
Changes in operating assets and liabilities:
Increase in receivables	(197)	(243)
Increase in inventories—net	(9)	(140)
Decrease (increase) in prepaid expenses and other assets	2	(37)
Increase in accounts payable and cash overdraft liability	321	463
(Decrease) increase in accrued expenses and other liabilities	(53)	15
Net cash provided by operating activities	279	158
Cash flows from investing activities:
Proceeds from sales of property and equipment	1	2
Purchases of property and equipment	(61)	(72)
Net cash used in investing activities	(60)	(70)
Cash flows from financing activities:
Proceeds from debt borrowings	13	103
Principal payments on debt and financing leases	(111)	(131)
Dividends paid on Series A convertible preferred stock	(7)	(9)
Repurchase of common stock	(34)	—
Proceeds from employee stock purchase plan	5	5
Proceeds from exercise of stock options	7	2
Tax withholding payments for net share-settled equity awards	(11)	(16)
Net cash used in financing activities	(138)	(46)
Net increase in cash, and cash equivalents and restricted cash	81	42
Cash, cash equivalents and restricted cash—beginning of period	211	148
Cash, cash equivalents and restricted cash—end of period	$292	$190
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	$61	$37
Income taxes paid—net	3	1
Property and equipment purchases included in accounts payable	17	29
Leased assets obtained in exchange for financing lease liabilities	47	7
Leased assets obtained in exchange for operating lease liabilities	9	7
Cashless exercise of stock options	1	1
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
Basis of Presentation—The Company operates on a 52- or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal years 2023 and 2022 are both 52-week fiscal years.
The consolidated financial statements included in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in this Quarterly Report are adequate to make the information presented not misleading. These interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the 2022 Annual Report.
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform” (“Topic 848”) “Deferral of the Sunset Date of Topic 848”, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and the Company may apply the optional expedients and elections in Topic 848 prospectively through December 31, 2024. For the Company, the provisions of this ASU were effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of April 1, 2023 or December 31, 2022. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.8 billion and $1.7 billion as of April 1, 2023 and December 31, 2022, respectively.

The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $31 million and $29 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of April 1, 2023 and December 31, 2022, respectively, and $32 million and $31 million included in other assets in the Company’s Consolidated Balance Sheets as of April 1, 2023 and December 31, 2022, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Meats and seafood	$2,826	$2,950
Dry grocery products	1,551	1,333
Refrigerated and frozen grocery products	1,445	1,179
Dairy	935	761
Equipment, disposables and supplies	880	811
Beverage products	461	376
Produce	444	388
Total net sales	$8,542	$7,798
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $509 million and $489 million as of April 1, 2023 and December 31, 2022, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $20 million and $72 million for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.
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

A summary of the activity in the allowance for doubtful accounts for the 13 weeks ended April 1, 2023 and April 2, 2022 was as follows:

	April 1, 2023	April 2, 2022
Balance as of beginning of year	$30	$33
Charged to costs and expenses, net	10	—
Customer accounts written off—net of recoveries	(8)	—
Balance as of end of period	$32	$33
This table excludes the vendor receivable related allowance for doubtful accounts of $8 million as of both April 1, 2023 and December 31, 2022, and $11 million and $7 million as of April 2, 2022 and January 1, 2022, respectively.
6.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of April 1, 2023 and December 31, 2022, property and equipment-net included accumulated depreciation of $3,058 million and $2,981 million, respectively. Depreciation expense was $87 million and $78 million for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.
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
Customer relationships and amortizable trade names are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and amortizable trade names are amortized over their estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $11 million for both the 13 weeks ended April 1, 2023 and April 2, 2022.
Goodwill and other intangibles—net consisted of the following:

	April 1, 2023	December 31, 2022
Goodwill	$5,625	$5,625
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$655	$655
Accumulated amortization	(155)	(144)
Net carrying value	500	511
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(1)	(1)
Net carrying value	3	3
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$774	$785
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.

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
The Company’s assets and liabilities measured at fair value on a recurring basis as of April 1, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	April 1, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$207	$—	$—	$207
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$139	$—	$—	$139
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
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate hedges, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. The Company had no outstanding interest rate hedge agreements as of either April 1, 2023 or December 31, 2022. See Note 18, Subsequent Events, for a description of the interest rate cap agreements entered into subsequent to April 1, 2023.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.7 billion and $4.6 billion as of April 1, 2023 and December 31, 2022, respectively, as compared to its carrying value of $4.8 billion and $4.9 billion as of April 1, 2023 and December 31, 2022, respectively.
The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Senior Notes due 2025”) was $1.0 billion as of both April 1, 2023 and December 31, 2022. The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.8 billion as of both April 1, 2023 and December 31,

2022. The fair value of the Company’s 4.625% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.4 billion as of both April 1, 2023 and December 31, 2022, respectively. Fair value of the Secured Senior Notes due 2025, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 is based upon their closing market prices on the respective dates. The fair value of the Secured Senior Notes due 2025, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.
9.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of April 1, 2023	Carrying Value as of April 1, 2023	Carrying Value as of December 31, 2022
ABL Facility	December 7, 2027	—%	$—	$—
2019 Incremental Term Loan Facility (net of $16 and $19 of unamortized deferred financing costs, respectively)	September 13, 2026	6.84%	1,232	1,232
2021 Incremental Term Loan Facility (net of $4 and $6 of unamortized deferred financing costs, respectively)	November 22, 2028	7.59%	719	786
Secured Senior Notes due 2025 (net of $6 and $7 of unamortized deferred financing costs, respectively)	April 15, 2025	6.25%	994	993
Unsecured Senior Notes due 2029 (net of $7 and $7 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	893	893
Unsecured Senior Notes due 2030 (net of $4 and $4 of unamortized deferred financing costs, respectively)	June 1, 2030	4.625%	496	496
Obligations under financing leases	2023–2040	1.26%-8.31%	468	446
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,810	4,854
Current portion of long-term debt			(117)	(116)
Long-term debt			$4,693	$4,738
As of April 1, 2023, approximately 41% of the Company’s total debt bore interest at a floating rate.
ABL Facility
USF’s asset based senior secured revolving credit facility (the “ABL Facility”) provides USF with loan commitments having a maximum aggregate principal amount of $2,300 million. The ABL Facility is scheduled to mature on December 7, 2027.
Borrowings under the ABL Facility bear interest, at USF’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described in the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.00% to 1.50%, based on USF’s excess availability under the ABL Facility, and a credit spread adjustment of 0.10%. The margin under the ABL Facility as of April 1, 2023 was 0.00% for ABR loans and 1.00% for SOFR loans.
USF had no outstanding borrowings, and had outstanding letters of credit totaling $458 million, under the ABL Facility as of April 1, 2023. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,842 million under the ABL Facility as of April 1, 2023.
Term Loan Facilities
Under its term loan credit agreement, USF has entered into an incremental senior secured term loan facility borrowed in September 2019 (the “2019 Incremental Term Loan Facility”) and an incremental senior secured term loan facility borrowed in November 2021 (the “2021 Incremental Term Loan Facility”).

2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,232 million, net of $16 million of unamortized deferred financing costs as of April 1, 2023. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.00%, or the sum of an ABR, as described in the 2019 Incremental Term Loan Facility plus a margin of 1.00% (subject to a LIBOR “floor” of 0.00%). The 2019 Incremental Term Loan Facility will mature on September 13, 2026. See Note 18, Subsequent Events, for a description of the interest rate cap agreements entered into subsequent to April 1, 2023.
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $719 million, net of $4 million of unamortized deferred financing costs as of April 1, 2023. During the 13 weeks ended April 1, 2023 we voluntarily prepaid $65 million of the 2021 Incremental Term Loan Facility. Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of LIBOR plus a margin of 2.75%, or the sum of an ABR, as described in the 2021 Incremental Term Loan Facility, plus a margin of 1.75% (subject to a LIBOR “floor” of 0.00%). The 2021 Incremental Term Loan Facility will mature on November 22, 2028. See Note 18, Subsequent Events, for a description of the interest rate cap agreements entered into subsequent to April 1, 2023.
Secured Senior Notes due 2025
The Secured Senior Notes due 2025 had an outstanding balance of $994 million, net of $6 million of unamortized deferred financing costs, as of April 1, 2023. The Secured Senior Notes due 2025 bear interest at a rate of 6.25% per annum and will mature on April 15, 2025.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $893 million, net of $7 million of unamortized deferred financing costs, as of April 1, 2023. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029.
Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of April 1, 2023. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.625% per annum and will mature on June 1, 2030.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.7 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of April 1, 2023.

10.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and a 401(k) savings plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
The components of net periodic pension benefit credits for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Components of net periodic pension benefit credits
Service cost	$—	$1
Interest cost	10	7
Expected return on plan assets	(12)	(13)
Amortization of net loss	1	—
Net periodic pension benefit credits	$(1)	$(5)
Other postretirement benefit costs were de minimis for both the 13 weeks ended April 1, 2023 and April 2, 2022.
The service cost component of net periodic benefit credits is included in distribution, selling and administrative costs, while the other components of net periodic benefit credits are included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
The Company does not expect to make significant contributions to its defined benefit pension plan in fiscal year 2023.
Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $17 million and $16 million for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $13 million and $12 million for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.
11.    STOCKHOLDERS’ EQUITY
Earnings Per Share
The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock (the “Series A Preferred Stock”), if dilutive in the period. For the 13 weeks ended April 1, 2023 and April 2, 2022, share-based awards representing 1 million and 8 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. Additionally, for the 13 weeks ended April 2, 2022, Series A Preferred Stock representing 25 million of underlying common shares was not included in the computation because the effect would have been anti-dilutive. The Series A Preferred Stock shares were dilutive for the 13 weeks ended April 1, 2023.

The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Numerator:
Net income (loss)	$82	$(7)
Less: Series A Preferred Stock Dividends	(7)	(9)
Net income (loss) available to common shareholders	$75	$(16)
Denominator:
Weighted-average common shares outstanding—basic	226	223
Effect of dilutive share-based awards	3	—
Effect of dilutive underlying shares of the Series A Preferred Stock (1)	23	—
Weighted-average common shares outstanding—diluted	252	223
Net income per share
Basic	$0.33	$(0.07)
Diluted	$0.32	$(0.07)

(1)    Under the if-converted method, outstanding shares of the Series A Preferred Stock are converted to common shares for inclusion in the calculation of the weighted-average common shares outstanding—diluted. Once converted, there would be no preferred stock outstanding and therefore no Series A Preferred Stock dividend. As of April 1, 2023, the 23 million shares represent the weighted average impact on these shares during the 13 weeks ended April 1, 2023.
Share Repurchase Program
On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. During the 13 weeks ended April 1, 2023 the Company repurchased 917,704 shares at an aggregate purchase price of approximately $34 million under the program. At April 1, 2023, there was approximately $452 million in remaining funds authorized under this program.
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
12.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020, pursuant to the terms of an Investment Agreement with KKR Fresh Aggregator L.P., a Delaware limited partnership, which agreement was joined on February 25, 2021 by permitted transferee KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A Preferred Stock, par value $0.01 per share, to KKR Fresh Aggregator L.P. for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. As of April 1, 2023 and December 31, 2022, the Company had outstanding a total of 371,044 and 532,281 shares of Series A Preferred Stock, respectively. The Series A Preferred Stock had a carrying value of $373 million and $534 million as of April 1, 2023 and December 31, 2022, respectively.
On March 10, 2023, KKR converted 161,237 shares of Series A Preferred Stock into 7,600,037 shares of the Company’s common stock. Pursuant to the terms of conversion of the Series A Preferred Stock set forth in the Certificate of Designations for the Series A Preferred Stock, each such share is convertible at the option of the holder at any time into a number of shares of Common Stock equal to (A) the sum of the liquidation preference for such share ($1,000) and the accrued and unpaid dividends with regard to such share divided, by (B) the applicable conversion price ($21.50, subject to certain adjustments). The issuance of the 7,600,037 shares of Common Stock was exempt from registration under Section 3(a)(9) under the Securities Act of 1933, as amended, as the Series A Preferred Stock was exchanged for Common Stock by an existing security holder and no commission or other remuneration was paid. On March 31, 2023, the Company paid cash dividends of $7 million on the remaining outstanding shares of the Series A Preferred Stock.

13.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(73)	$(19)
Reclassification adjustments:
Amortization of net loss(2) (3)	1	—
Total before income tax	1	—
Income tax provision	—	—
Current period comprehensive income, net of tax	1	—
Balance as of end of period(1)	$(72)	$(19)
Accumulated other comprehensive loss as of end of period(1)	$(72)	$(19)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 10, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
14.    RELATED PARTY TRANSACTIONS
As of December 31, 2022, FMR LLC held approximately 11% of the Company’s outstanding common stock based solely on information provided in its most recent amendment to its Schedule 13G filed with the SEC. As of April 1, 2023 and December 31, 2022, as reported by the administrative agent of the 2019 and 2021 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $19 million and $24 million in aggregate principal amount of the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
As of April 1, 2023, KKR held 100% of the Company’s outstanding Series A Preferred Stock, representing approximately 7% of the Company’s outstanding stock on a converted basis. As reported by the administrative agent of the 2019 Incremental Term Loan Facility, investment funds managed by an affiliate of KKR held approximately $15 million in aggregate principal amount of the 2019 Incremental Term Loan Facility as of both April 1, 2023 and December 31, 2022.
15.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 13 weeks ended April 1, 2023 and April 2, 2022, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.
For the 13 weeks ended April 1, 2023, the Company’s effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million, primarily related to excess tax benefits associated with share-based compensation.
For the 13 weeks ended April 2, 2022, the Company’s effective income tax rate of 51% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million, primarily related to excess tax benefits associated with share-based compensation.
16. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,845 million of purchase orders and purchase contract commitments as of April 1, 2023 to be purchased in the remainder of fiscal year 2023 and $50 million of information technology commitments through September 2025 that are not recorded in the Company’s Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $34 million through December 2023, as of April 1, 2023. Additionally, the Company had electricity forward purchase commitments totaling $6 million through June 2024, as of April 1, 2023. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
17.    BUSINESS INFORMATION
The Company’s consolidated results represent the results of its one business segment based on how the Company’s chief operating decision maker, our Chief Executive Officer, views the business for purposes of evaluating performance and making operating decisions.
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
18.    SUBSEQUENT EVENTS
Interest Rate Cap - In April 2023, USF entered into two two-year interest rate cap agreements, which will mature on April 30, 2025, with a total notional amount of $450 million, which will effectively cap the interest rate on approximately 23% of the principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of interest on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2022 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks ended April 1, 2023 are compared to the 13 weeks ended April 2, 2022, unless specifically noted otherwise.
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
We supply approximately 250,000 customer locations nationwide. These customer locations include independent restaurants, chain restaurants, healthcare, hospitality, education and other customers. We provide more than 400,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from approximately 6,000 suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of 70 distribution facilities and fleet of approximately 6,500 trucks, along with more than 85 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
Our operations, our industry and the U.S. economy continue to be impacted by higher than normal inflation, supply chain disruptions, and labor shortages. These factors also influence the buying patterns of our customers and potentially impact consumer confidence and spending. We continue to actively monitor these risks to our business. For the 13 weeks ended April 1, 2023, net sales increased, with a total case volume increase of 5.7% compared to the prior year driven by an 8.1% increase in independent restaurant case volume, an 18.8% increase in hospitality volume and a 5.9% increase in healthcare volume and continued inflation. We are unable to predict the extent these factors will continue to impact our results of operations.
Operating Metrics
Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.
Highlights
For the 13 weeks ended April 1, 2023, compared to the same period a year ago, total case volume increased 5.7% and independent restaurant case volume increased 8.1%. Net sales increased $744 million, or 9.5% for the 13 weeks ended April 1, 2023, driven primarily by case growth and by food cost inflation of 3.7% for the 13 weeks ended April 1, 2023.
Gross profit increased $230 million, or 19.2%, to $1,425 million for the 13 weeks ended April 1, 2023 due to case growth and as a result of food cost inflation in multiple product categories, cost of goods sold optimization, increased freight income from improved inbound logistics, optimized pricing and food cost inflation in multiple product categories. Gross profit was negatively impacted in both periods by LIFO expense which was $20 million for the 13 weeks ended April 1, 2023 and $72 million for the 13 weeks ended April 2, 2022. As a percentage of net sales, gross profit was 16.7% for the 13 weeks ended April 1, 2023, compared to 15.3% for the prior year period.
Total operating expenses increased $77 million, or 6.6%, to $1,238 million for the 13 weeks ended April 1, 2023. Operating expenses increased primarily due to greater volume and higher distribution costs, reflecting higher labor costs as a result of higher than normal wage inflation. These increases were partially offset by cost savings initiatives outlined in the long-range plan including routing improvements and focused efforts positively impacting labor turnover and productivity. As a percentage of net sales, operating expenses were 14.5% for the 13 weeks ended April 1, 2023, compared to 14.9% for the prior year period.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Consolidated Statements of Operations Data:
Net sales	$8,542	$7,798
Cost of goods sold	7,117	6,603
Gross profit	1,425	1,195
Operating expenses:
Distribution, selling and administrative costs	1,238	1,161
Total operating expenses	1,238	1,161
Operating income	187	34
Other income—net	(1)	(6)
Interest expense—net	81	55
Income (loss) before income taxes	107	(15)
Income tax provision	25	(8)
Net income (loss)	82	(7)
Series A Preferred Stock Dividends (see Note 13)	(7)	(9)
Net income (loss) available to common shareholders	$75	$(16)
Percentage of Net Sales:
Gross profit	16.7%	15.3%
Operating expenses	14.5%	14.9%
Operating income	2.2%	0.4%
Net income (loss)	1.0%	(0.1)%
Adjusted EBITDA(1)	3.9%	3.1%
Other Data:
Cash flows—operating activities	$279	$158
Cash flows—investing activities	(60)	(70)
Cash flows—financing activities	(138)	(46)
Capital expenditures	61	72
EBITDA(1)	286	129
Adjusted EBITDA(1)	337	241
Adjusted net income(1)	125	80
Free cash flow(2)	218	86
(1)    EBITDA is defined as net income, plus interest expense—net, income tax provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) restructuring costs and asset impairment charges; (2) share-based compensation expense; (3) the impact of LIFO reserve adjustments; (4) loss on extinguishment of debt; (5) business transformation costs; and (6) other gains, losses, or costs as specified in the agreements governing our indebtedness. Adjusted net income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above, except for amortization expense, and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted net income as presented are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Net income (loss) available to common shareholders	$75	$(16)
Series A Preferred Stock Dividends (see Note 13)	(7)	(9)
Net income (loss)	82	(7)
Interest expense—net	81	55
Income tax provision (benefit)	25	(8)
Depreciation expense	87	78
Amortization expense	11	11
EBITDA	286	129
Adjustments:
Share-based compensation expense(1)	14	12
LIFO reserve adjustment(2)	20	72
Business transformation costs(3)	4	14
Business acquisition and integration related costs and other(4)	13	14
Adjusted EBITDA	337	241
Depreciation expense	(87)	(78)
Interest expense—net	(81)	(55)
Income tax provision, as adjusted(5)	(44)	(28)
Adjusted net income	$125	$80
Cash flow
Cash flows from operating activities	$279	$158
Capital expenditures	(61)	(72)
Free cash flow	$218	$86
(1)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(2)    Represents the impact of LIFO reserve adjustments.
(3)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable construction or technology. For the 13 weeks ended April 1, 2023, business transformation costs related to projects associated with several supply chain strategy initiatives. For the 13 weeks ended April 2, 2022, business transformation costs consist of new facility openings, supply chain strategy improvements, and information technology infrastructure initiatives.
(4)    Includes: (i) aggregate acquisition and integration related costs of $4 million and $6 million for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively; (ii) CEO sign on bonus of $3 million for the 13 weeks ended April 1, 2023 (iii) contested proxy and related legal and consulting costs of $7 million for the 13 weeks ended April 1, 2023; and (iv) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
(5)    Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted net income and the removal of applicable discrete tax items. Applicable discrete tax items include changes in tax laws or rates, changes related to prior year unrecognized tax benefits, discrete changes in valuation allowances, and excess tax benefits associated with share-based compensation. The tax effect of pre-tax items excluded from Adjusted net income is computed using a statutory tax rate after taking into account the impact of permanent differences and valuation allowances.
A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended
	April 1, 2023	April 2, 2022
GAAP income tax provision	$25	$(8)
Tax impact of pre-tax income adjustments	15	32
Discrete tax items	4	4
Income tax provision, as adjusted	$44	$28

Comparison of Results
13 Weeks Ended April 1, 2023 and April 2, 2022
Highlights
•Net income increased $89 million to $82 million in 2023.
•Adjusted EBITDA increased $96 million, or 39.8%, to $337 million in 2023. As a percentage of net sales, Adjusted EBITDA was 3.9% in 2023, compared to 3.1% in 2022.
•Net sales increased $744 million, or 9.5%, to $8,542 million in 2023.
•Total case volume increased 5.7% and independent restaurant case volume increased 8.1%.
•Operating income increased $153 million, to $187 million in 2023.
Net Sales
Net sales increased $744 million, or 9.5%, to $8,542 million in 2023 driven by case growth and food cost inflation of 3.7%. Total case volume increased 5.7%, and independent restaurant case volume grew 8.1%. The year-over-year increase in inflation, which was seen in multiple product categories including grocery and dairy, benefited net sales since a significant portion of our net sales are based on a pre-established markup over product cost. Sales of private brands represented approximately 34% of net sales in both 2023 and 2022.
Gross Profit
Gross profit increased $230 million, or 19.2%, to $1,425 million in 2023 primarily as a result of case growth and food cost inflation in multiple product categories, optimized pricing, increased freight income from improved inbound logistics, cost of goods sold optimization, and a favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $20 million in 2023 compared to expense of $72 million in 2022. 2023 LIFO expense is driven by inflation in multiple product categories including grocery and dairy. Gross profit as a percentage of net sales was 16.7% in 2023, compared to 15.3% in 2022, due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $77 million, or 6.6%, to $1,238 million in 2023. Operating expenses as a percentage of net sales were 14.5% in 2023, compared to 14.9% in 2022. Operating expenses increased primarily due to greater volume and higher distribution costs, reflecting higher labor costs as a result of higher than normal wage inflation. These increases were partially offset by cost savings initiatives outlined in the long-range plan including routing improvements and focused efforts positively impacting labor turnover and productivity.
Operating Income
Our operating income was $187 million in 2023, compared to operating income of $34 million in 2022. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $1 million and $6 million in 2023 and 2022, respectively. The decrease in other income - net is due to an increase in the pension benefit interest cost and a decrease in the expected return on pension assets compared to 2022.
Interest Expense—Net
Interest expense—net increased $26 million to $81 million in 2023 primarily due to an increase in interest rates, partially offset by lower outstanding debt in 2023 compared to 2022.
Income Taxes

For the 13 weeks ended April 1, 2023, our effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended April 2, 2022, our effective income tax rate of 51% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income (Loss)
Our net income was $82 million in 2023, compared to a net loss of $7 million in 2022. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of April 1, 2023, the Company had approximately $2.1 billion in cash and available liquidity.
Indebtedness
The aggregate outstanding balance of our indebtedness was $4,810 million, net of $37 million of unamortized deferred financing costs, as of April 1, 2023.
We had no outstanding borrowings and had issued letters of credit totaling $458 million under the ABL Facility as of April 1, 2023. There was remaining capacity of $1,842 million under the ABL Facility as of April 1, 2023.
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,232 million, net of $16 million of unamortized deferred financing costs, as of April 1, 2023.
The 2021 Incremental Term Loan Facility had an outstanding balance of $719 million, net of $4 million of unamortized deferred financing costs, as of April 1, 2023.
The Secured Senior Notes due 2025 had an outstanding balance of $994 million, net of $6 million of unamortized deferred financing costs, as of April 1, 2023.
The Unsecured Senior Notes due 2029 had an outstanding balance of $893 million, net of $7 million of unamortized deferred financing costs, as of April 1, 2023.
The Unsecured Senior Notes due 2030 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of April 1, 2023.
We also had $468 million of obligations under financing leases for transportation equipment and building leases as of April 1, 2023.
The ABL Facility will mature in 2027. The 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility will mature in 2026 and 2028, respectively. The Secured Senior Notes due 2025 will mature in 2025. The Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 will mature in 2029 and 2030, respectively.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.7 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of April 1, 2023.
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

Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	13 Weeks Ended
	April 1, 2023	April 2, 2022

Net income (loss)	$82	$(7)
Changes in operating assets and liabilities	64	58
Other adjustments	133	107
Net cash provided by operating activities	279	158
Net cash used in investing activities	(60)	(70)
Net cash used in financing activities	(138)	(46)
Net increase in cash, and cash equivalents and restricted cash	81	42
Cash, cash equivalents and restricted cash—beginning of period	211	148
Cash, cash equivalents and restricted cash—end of period	$292	$190
Operating Activities
Cash flows provided by operating activities was $279 million for the 13 weeks ended April 1, 2023, representing an increase of $121 million as compared to cash flows provided by operating activities of $158 million for the 13 weeks ended April 2, 2022 driven by higher net income (loss) and depreciation, partially offset by lower changes in operating assets and liabilities for the 13 weeks ended April 1, 2023.
Investing Activities
Cash flows used in investing activities in the 13 weeks ended April 1, 2023 and April 2, 2022 included cash expenditures of $61 million and $72 million, respectively, on investments in information technology, new construction and expansion of certain existing distribution facilities, and property and equipment for fleet replacement.
We expect total cash capital expenditures in fiscal year 2023 to be between $290 million and $310 million, exclusive of approximately $120 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used by financing activities in the 13 weeks ended April 1, 2023 included $33 million of scheduled payments under our Term Loan Facilities and financing leases, $65 million of voluntary prepayments of our 2021 Incremental Term Loan Facility, $7 million of dividends on our Series A Preferred Stock and no net payments under the ABL Facility. Financing activities in the 13 weeks ended April 1, 2023 also included $34 million common stock repurchased under the Share Repurchase Program, $5 million of proceeds received from stock purchases under our employee stock purchase plan and $7 million of proceeds from the exercise of employee stock options, which were offset by $11 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Other Obligations and Commitments
There have been no material changes in the Company’s cash obligations and commitments since the end of fiscal year 2022. Refer to Item 7 of our 2022 Annual Report for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2022.
Retirement Plans
See Note 10, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.

Off-Balance Sheet Arrangements
We had $458 million of letters of credit outstanding primarily securing USF’s obligations with respect to its insurance program and certain real estate leases, under the ABL Facility as of April 1, 2023.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 13 weeks ended April 1, 2023.
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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate hedges as a tool to achieve that position. We have in the past entered into interest rate hedge agreements to limit our exposure to variable interest rate terms. We may, in the future, again enter into interest rate hedges, the risks of which include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties. See Note 18, Subsequent Events, for a description of interest rate cap agreements entered into subsequent to April 1, 2023.
Approximately 41% of the principal amount of our debt bore interest at floating rates based on LIBOR, SOFR or an alternative base rate, as defined in our credit agreements, as of April 1, 2023. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $22 million per year (see Note 9, Debt, in our consolidated financial statements). On March 5, 2021, the Intercontinental Exchange Benchmark Administration (“IBA”), the administrator of LIBOR, announced that it will cease publication of U.S. dollar LIBOR tenors as of June 30, 2023 (instead of December 31, 2021), for the most common tenors (overnight and one, three, six and twelve months) and it will cease publication of U.S. dollar LIBOR tenors for less common tenors (one week and two months) as well as all tenors of non-U.S. dollar LIBOR as of December 31, 2021. We are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.

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
Fuel costs related to outbound deliveries approximated $195 million during the fiscal year ended December 31, 2022. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of April 1, 2023, we had diesel fuel forward purchase commitments totaling $34 million, which lock approximately 26% of our projected diesel fuel purchase needs through December 2023. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $11 million in additional fuel cost on uncommitted volumes through December 2023.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
For information relating to legal proceedings, see Note 16, Commitments and Contingencies, in our consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors” of the 2022 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. At April 1, 2023, there was approximately $452 million in remaining funds authorized under this program. For the 13 weeks ended April 1, 2023 the Company repurchased 917,704 shares at an aggregate purchase price of approximately $34 million under the program.
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
The following table summarizes repurchases of US Foods common stock for the three periods ended April 1, 2023:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2023 through February 4, 2023	508,978	$36.44	$508,978	$468
February 5, 2023 through March 4, 2023	408,726	38.00	408,726	452
March 5, 2023 through April 1, 2023	—	—	—	$452
Total	917,704	$37.14	917,704
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

US FOODS HOLDING CORP.
(Registrant)

Date:	May 11, 2023	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chief Executive Officer

Date:	May 11, 2023	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer