Form 10-Q
period 2023-07-01
US Foods Holding Corp.
filed 2023-08-10
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
246,902,585 shares of the registrant’s common stock were outstanding as of August 4, 2023.

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
• interest rate increases;
• our replacement of London Interbank Offered Rate (“LIBOR”) with an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), and the relative immaturity of the SOFR standard;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	July 1, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$379	$211
Accounts receivable, less allowances of $32 and $30	1,829	1,705
Vendor receivables, less allowances of $7 and $8	203	143
Inventories—net	1,531	1,616
Prepaid expenses	121	124
Assets held for sale	2	2
Other current assets	17	19
Total current assets	4,082	3,820
Property and equipment—net	2,173	2,171
Goodwill	5,625	5,625
Other intangibles—net	763	785
Other assets	386	372
Total assets	$13,029	$12,773
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft liability	$190	$175
Accounts payable	2,137	1,855
Accrued expenses and other current liabilities	601	650
Current portion of long-term debt	120	116
Total current liabilities	3,048	2,796
Long-term debt	4,631	4,738
Deferred tax liabilities	300	298
Other long-term liabilities	446	446
Total liabilities	8,425	8,278
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0.0 and 0.5 issued and outstanding as of July 1, 2023 and December 31, 2022, respectively	—	534
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 252.3 issued and 246.8 outstanding as of July 1, 2023, and 225.2 issued and 224.8 outstanding as of December 31, 2022	3	2
Additional paid-in capital	3,621	3,036
Retained earnings	1,267	1,010
Accumulated other comprehensive loss	(71)	(73)
Treasury Stock, 5.5 and 0.4 shares, respectively	(216)	(14)
Total shareholders’ equity	4,604	3,961
Total liabilities, mezzanine equity and shareholders’ equity	$13,029	$12,773

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$9,013	$8,827	$17,555	$16,625
Cost of goods sold	7,422	7,444	14,539	14,047
Gross profit	1,591	1,383	3,016	2,578
Operating expenses:
Distribution, selling and administrative costs	1,269	1,233	2,507	2,394
Total operating expenses	1,269	1,233	2,507	2,394
Operating income	322	150	509	184
Other income—net	(2)	(5)	(3)	(11)
Interest expense—net	82	60	163	115
Income before income taxes	242	95	349	80
Income tax provision	60	25	85	17
Net income	182	70	264	63
Other comprehensive income —net of tax:
Changes in retirement benefit obligations	—	—	1	—
Unrecognized gain on interest rate caps	1	—	1	—
Comprehensive income	$183	$70	$266	$63
Net income	$182	$70	$264	$63
Series A convertible preferred stock dividends	—	(9)	(7)	(18)
Net income available to common shareholders	$182	$61	$257	$45
Net income per share
Basic (Note 11)	$0.76	$0.27	$1.11	$0.20
Diluted (Note 11)	$0.73	$0.27	$1.05	$0.20
Weighted-average common shares outstanding
Basic (Note 11)	238	224	232	224
Diluted (Note 11)	251	226	251	226
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 31, 2022	225.2	$2	$3,036	$1,010	0.4	$(14)	$(73)	$3,961
Share-based compensation expense	—	—	14	—	—	—	—	14
Proceeds from employee stock purchase plan	0.2	—	5	—	—	—	—	5
Vested restricted stock units, net	0.6	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	7	—	—	—	—	7
Tax withholding payments for net share-settled equity awards	—	—	(11)	—	—	—	—	(11)
Series A convertible preferred stock conversion to common stock	7.6	—	161	—	—	—	—	161
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	—	(7)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	0.9	(34)	—	(34)
Net Income	—	—	—	82	—	—	—	82
BALANCE—April 1, 2023	233.9	$2	$3,212	$1,085	1.3	$(48)	$(72)	$4,179
Share-based compensation expense	—	$—	$14	$—	—	$—	$—	$14
Proceeds from employee share purchase plan	0.2	—	8	—	—	—	—	8
Exercise of stock options	0.7	—	15	—	—	—	—	15
Vested restricted stock units—net	0.1	—	—	—	—	—	—	—
Tax withholding payments for net share-settled equity awards	—	—	—	—	—	—	—	—
Series A convertible preferred stock conversion to common stock	17.4	1	372	—	—	—	—	373
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	—	—
Unrecognized gain on interest rate caps, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	4.2	(166)	—	(166)
Excise tax on common stock repurchases	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	182	—	—	—	182
BALANCE—July 1, 2023	252.3	$3	$3,621	$1,267	5.5	$(216)	$(71)	$4,604

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2022	223.0	$2	$2,970	$782	—	$—	$(19)	$3,735
Share-based compensation expense	—	—	12	—	—	—	—	12
Proceeds from employee stock purchase plan	0.2	—	5	—	—	—	—	5
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Restricted Shares, net	(0.2)	—	—	—	—	—	—	—
Exercise of stock options	0.1	—	2	—	—	—	—	2
Tax withholding payments for net share-settled equity awards	—	—	(16)	—	—	—	—	(16)
Series A convertible preferred stock dividends	—	—	—	(9)	—	—	—	(9)
Net Loss	—	—	—	(7)	—	—	—	(7)
BALANCE—April 2, 2022	223.8	$2	$2,973	$766	—	$—	$(19)	$3,722
Share-based compensation expense	—	—	9	—	—	—	—	9
Proceeds from employee stock purchase plan	0.2	—	7	—	—	—	—	7
Exercise of stock options	0.3	—	5	—	—	—	—	5
Series A convertible preferred stock dividends	—	—	—	(9)	—	—	—	(9)
Net Income	—	—	—	70	—	—	—	70
BALANCE—July 2, 2022	224.3	$2	$2,994	$827	—	$—	$(19)	$3,804
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	26 Weeks Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$264	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	181
Gain on disposal of property and equipment—net	(2)	(2)
Amortization of deferred financing costs	10	6
Deferred tax provision	1	7
Share-based compensation expense	28	21
Provision for doubtful accounts	16	—
Changes in operating assets and liabilities:
Increase in receivables	(199)	(363)
Decrease (increase) in inventories—net	85	(107)
(Increase) in prepaid expenses and other assets	(6)	(5)
Increase in accounts payable and cash overdraft liability	309	450
(Decrease) increase in accrued expenses and other liabilities	(46)	8
Net cash provided by operating activities	653	259
Cash flows from investing activities:
Proceeds from sales of property and equipment	2	3
Purchases of property and equipment	(108)	(143)
Net cash used in investing activities	(106)	(140)
Cash flows from financing activities:
Proceeds from debt borrowings	255	1,032
Principal payments on debt and financing leases	(446)	(1,087)
Dividends paid on Series A convertible preferred stock	(7)	(18)
Repurchase of common stock	(200)	—
Excise tax on common stock repurchases	(2)	—
Proceeds from employee stock purchase plan	13	12
Proceeds from exercise of stock options	22	7
Purchase of interest rate caps	(3)	—
Tax withholding payments for net share-settled equity awards	(11)	(16)
Net cash used in financing activities	(379)	(70)
Net increase in cash, and cash equivalents and restricted cash	168	49
Cash, cash equivalents and restricted cash—beginning of period	211	148
Cash, cash equivalents and restricted cash—end of period	$379	$197
Supplemental disclosures of cash flow information:
Conversion of Series A Convertible Preferred Stock	$534	$—
Interest paid—net of amounts capitalized	147	105
Income taxes paid—net	67	13
Property and equipment purchases included in accounts payable	24	26
Leased assets obtained in exchange for financing lease liabilities	81	57
Leased assets obtained in exchange for operating lease liabilities	22	6
Cashless exercise of stock options	1	1
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of July 1, 2023 or December 31, 2022. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.8 billion and $1.7 billion as of July 1, 2023 and December 31, 2022, respectively.

The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $30 million and $29 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of July 1, 2023 and December 31, 2022, respectively, and $35 million and $31 million included in other assets in the Company’s Consolidated Balance Sheets as of July 1, 2023 and December 31, 2022, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Meats and seafood	$3,024	$3,286	$5,850	$6,236
Dry grocery products	1,611	1,485	3,162	2,818
Refrigerated and frozen grocery products	1,517	1,315	2,962	2,494
Dairy	940	938	1,875	1,699
Equipment, disposables and supplies	921	895	1,801	1,706
Beverage products	502	431	963	807
Produce	498	477	942	865
Total net sales	$9,013	$8,827	$17,555	$16,625
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $494 million and $489 million as of July 1, 2023 and December 31, 2022, respectively. As a result of changes in LIFO reserves, cost of goods sold decreased $15 million and increased $65 million for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and increased $5 million and $137 million for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.
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
Activity in the allowance for doubtful accounts for the 13 weeks ended July 1, 2023 includes $6 million charged to costs and expenses, as well as $6 million of customer accounts written off-net of recoveries. Activity for the 13 weeks ended July 2, 2022 was de minimis. A summary of the activity in the allowance for doubtful accounts for the 26 weeks ended July 1, 2023 and July 2, 2022 was as follows:

	July 1, 2023	July 2, 2022
Balance as of beginning of year	$30	$33
Charged to costs and expenses, net	16	—
Customer accounts written off—net of recoveries	(14)	(2)
Balance as of end of period	$32	$31
This table excludes the vendor receivable related allowance for doubtful accounts of $7 million as of July 1, 2023, $8 million as of December 31, 2022, $13 million as of July 2, 2022 and $7 million as of January 1, 2022, respectively.
6.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of July 1, 2023 and December 31, 2022, property and equipment-net included accumulated depreciation of $3,126 million and $2,981 million, respectively. Depreciation expense was $84 million and $81 million for the 13 weeks ended July 1, 2023 and July 2, 2022 and $171 million and $159 million for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.
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
Customer relationships and amortizable trade names are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and amortizable trade names are amortized over their estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $11 million and $11 million for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and $22 million and $22 million for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.
Goodwill and other intangibles—net consisted of the following:

	July 1, 2023	December 31, 2022
Goodwill	$5,625	$5,625
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$655	$655
Accumulated amortization	(165)	(144)
Net carrying value	490	511
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(1)
Net carrying value	2	3
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$763	$785
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.

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
The Company’s assets and liabilities measured at fair value on a recurring basis as of July 1, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	July 1, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$307	$—	$—	$307
Interest Rate Caps	$—	$1	$—	$1
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$139	$—	$—	$139
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
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate hedges, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, USF entered into two two-year rate cap agreements, which will mature on April 30, 2025, with a total notional amount of $450 million, which will effectively cap the interest rate on approximately 24% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of interest on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap. The Company had no outstanding interest rate hedge agreements as of December 31, 2022.
The Company records its interest rate caps in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. The following table presents the balance sheet location and fair value of the interest rate caps at July 1, 2023:

Balance at July 1, 2023	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest Rate Caps	Other current assets	$1
The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate caps during the 13-weeks and 26-weeks ended July 1, 2023. The following table presents the effect of the Company’s interest rate caps in the Consolidated Statement of Comprehensive Income for the 13-weeks and 26-weeks ended July 1, 2023 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income to Income, net of tax
For the 13 weeks ended July 1, 2023
Interest Rate Caps	$1	Interest expense ─ net	$—
For the 26 Weeks ended July 1, 2023
Interest Rate Caps	$1	Interest expense ─ net	$—
During the next twelve months, the Company estimates that an immaterial amount will be reclassified from accumulated other comprehensive income to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.6 billion for both periods, as compared to its carrying value of $4.8 billion and $4.9 billion as of July 1, 2023 and December 31, 2022 respectively.
The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Senior Notes due 2025”) was $1.0 billion as of both July 1, 2023 and December 31, 2022. The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.8 billion as of both July 1, 2023 and December 31, 2022. The fair value of the Company’s 4.625% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.4 billion as of both July 1, 2023 and December 31, 2022, respectively. Fair value of the Secured Senior Notes due 2025, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 is based upon their closing market prices on the respective dates. The fair value of the Secured Senior Notes due 2025, the Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

9.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of July 1, 2023	Carrying Value as of July 1, 2023	Carrying Value as of December 31, 2022
ABL Facility	December 7, 2027	8.25%	$—	$—
2019 Incremental Term Loan Facility (net of $14 and $19 of unamortized deferred financing costs, respectively)	September 13, 2026	7.22%	1,170	1,232
2021 Incremental Term Loan Facility (net of $4 and $6 of unamortized deferred financing costs, respectively)	November 22, 2028	7.97%	717	786
Secured Senior Notes due 2025 (net of $5 and $7 of unamortized deferred financing costs, respectively)	April 15, 2025	6.25%	995	993
Unsecured Senior Notes due 2029 (net of $7 and $7 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	893	893
Unsecured Senior Notes due 2030 (net of $4 and $4 of unamortized deferred financing costs, respectively)	June 1, 2030	4.625%	496	496
Obligations under financing leases	2023–2040	1.26%-8.31%	472	446
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,751	4,854
Current portion of long-term debt			(120)	(116)
Long-term debt			$4,631	$4,738
As of July 1, 2023, after considering interest rate caps that fixed the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities described below, approximately 31% of the Company’s total debt bore interest at a floating rate.
ABL Facility
USF’s asset based senior secured revolving credit facility (the “ABL Facility”) provides USF with loan commitments having a maximum aggregate principal amount of $2,300 million. The ABL Facility is scheduled to mature on December 7, 2027.
Borrowings under the ABL Facility bear interest, at USF’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described in the ABL Facility, plus a margin ranging from 0.00% to 0.50%, or the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.00% to 1.50%, based on USF’s excess availability under the ABL Facility, and a credit spread adjustment of 0.10%. The margin under the ABL Facility as of July 1, 2023 was 0.00% for ABR loans and 1.00% for SOFR loans.
USF had no outstanding borrowings, and had outstanding letters of credit totaling $471 million, under the ABL Facility as of July 1, 2023. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,829 million under the ABL Facility as of July 1, 2023.
Term Loan Facilities
Under its term loan credit agreement, USF has entered into an incremental senior secured term loan facility borrowed in September 2019 (the “2019 Incremental Term Loan Facility”) and an incremental senior secured term loan facility borrowed in November 2021 (the “2021 Incremental Term Loan Facility”). On June 1, 2023, USF entered into an amendment to its term loan credit agreement to replace the LIBOR-based interest rate option included in the term loan credit agreement with an interest rate option based upon SOFR. The table above reflects the interest rate on the unhedged portion of the Initial Term Loan Facility as of July 1, 2023. The Company’s maximum exposure to the variable component of interest on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap described above.
2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,170 million, net of $14 million of unamortized deferred financing costs as of July 1, 2023. During the 13 weeks and 26 weeks ended July 1, 2023 we voluntarily prepaid $60 million of the 2019 Incremental Term Loan Facility. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) SOFR plus (ii) a credit spread adjustment of (a) 0.11448% for a one-month term, (b) 0.26161% for a three-month term, or (c) 0.42826% for a six month term, (with the sum of SOFR and the foregoing credit spread adjustment subject to a SOFR “floor” of 0.00%) plus (iii) a margin of 2.00%, or the sum of (i) an ABR, as described in the 2019 Incremental Term Loan Facility plus a margin of 1.00%. The 2019 Incremental Term Loan Facility will mature on September 13, 2026.
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $717 million, net of $4 million of unamortized deferred financing costs as of July 1, 2023. During the 26 weeks ended July 1, 2023 we voluntarily prepaid $65 million of the 2021 Incremental Term Loan Facility. Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) SOFR plus (ii) a credit spread adjustment of (a) 0.11448% for a one-month term, (b) 0.26161% for a three-month term, or (c) 0.42826% for a six month term, (with the sum of SOFR and the foregoing credit spread adjustment subject to a SOFR “floor” of 0.00%) plus (iii) a margin of 2.75%, or the sum of (i) an ABR, as described in the 2021 Incremental Term Loan Facility, plus a margin of 1.75%. The 2021 Incremental Term Loan Facility will mature on November 22, 2028.
Secured Senior Notes due 2025
The Secured Senior Notes due 2025 had an outstanding balance of $995 million, net of $5 million of unamortized deferred financing costs, as of July 1, 2023. The Secured Senior Notes due 2025 bear interest at a rate of 6.25% per annum and will mature on April 15, 2025.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $893 million, net of $7 million of unamortized deferred financing costs, as of July 1, 2023. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029.
Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of July 1, 2023. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.625% per annum and will mature on June 1, 2030.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.8 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of July 1, 2023.

10.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and a 401(k) savings plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
The components of net periodic pension benefit credits for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Components of net periodic pension benefit credits
Service cost	$1	$—	$1	$1
Interest cost	9	8	19	15
Expected return on plan assets	(12)	(13)	(24)	(26)
Amortization of net loss	1	—	2	—
Net periodic pension benefit credits	$(1)	$(5)	$(2)	$(10)
Other postretirement benefit costs were de minimis for both the 13 weeks and 26 weeks ended July 1, 2023 and July 2, 2022.
The service cost component of net periodic benefit credits is included in distribution, selling and administrative costs, while the other components of net periodic benefit credits are included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
The Company does not expect to make significant contributions to its defined benefit pension plan in fiscal year 2023.
Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $16 million and $14 million for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and $33 million and $30 million for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $15 million and $12 million for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and $28 million and $24 million for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.
11.    STOCKHOLDERS’ EQUITY
Earnings Per Share
The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock (the “Series A Preferred Stock”), if dilutive in the period. For the 13 weeks ended July 1, 2023 and July 2, 2022, share-based awards representing less than 1 million and 3 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 26 weeks ended July 1, 2023 and July 2, 2022, share-based awards representing 1 million and 3 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. Additionally, for the 13 weeks and 26 weeks ended July 2, 2022, Series A Preferred Stock representing 25 million of underlying common shares were not included in the computation because the effect would have been anti-dilutive. The Series A Preferred Stock shares were dilutive for the 13 weeks and 26 weeks ended July 1, 2023.

The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income	$182	$70	$264	$63
Less: Series A Preferred Stock Dividends	—	(9)	(7)	(18)
Net income available to common shareholders	$182	$61	$257	$45
Denominator:
Weighted-average common shares outstanding—basic	238	224	232	224
Effect of dilutive share-based awards	2	2	2	2
Effect of dilutive underlying shares of the Series A Preferred Stock (1)	11	—	17	—
Weighted-average common shares outstanding—diluted	251	226	251	226
Net income per share
Basic	$0.76	$0.27	$1.11	$0.20
Diluted	$0.73	$0.27	$1.05	$0.20

(1)    Under the if-converted method, outstanding shares of the Series A Preferred Stock are converted to common shares for inclusion in the calculation of the weighted-average common shares outstanding—diluted. Once converted, there would be no preferred stock outstanding and therefore no Series A Preferred Stock dividend. As of July 1, 2023, the 11 million and 17 million shares represent the weighted average impact of these shares during the 13 weeks and 26 weeks ended July 1, 2023, respectively. See Note 12, Convertible Preferred Stock, for details on the Series A Preferred Stock.
Share Repurchase Program
On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. During the 13 weeks ended July 1, 2023 the Company repurchased 4,179,757 shares at an aggregate purchase price of approximately $166 million under the program, including $150 million as part of the Series A Preferred Stock conversion on May 26, 2023 as discussed in Note 12, Convertible Preferred Stock. During the 26 weeks ended July 1, 2023, the Company repurchased 5,097,461 shares at an aggregate purchase price of approximately $200 million under the program. Additionally, during the 26 weeks ended July 1, 2023, the Company recorded $2 million of excise tax associated with common stock repurchases. At July 1, 2023, there was approximately $286 million in remaining funds authorized under this program.
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
12.    CONVERTIBLE PREFERRED STOCK
On May 6, 2020, pursuant to the terms of an Investment Agreement with KKR Fresh Aggregator L.P., a Delaware limited partnership, which agreement was joined on February 25, 2021 by permitted transferee KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A Preferred Stock, par value $0.01 per share, to KKR Fresh Aggregator L.P. for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. As of December 31, 2022, the Company had outstanding a total of 532,281 shares of Series A Preferred Stock. The Series A Preferred Stock had a carrying value of $534 million as of December 31, 2022.
On March 10, 2023, KKR converted 161,237 shares of Series A Preferred Stock into 7,600,037 shares of the Company’s common stock. Pursuant to the terms of conversion of the Series A Preferred Stock set forth in the Certificate of Designations for the Series A Preferred Stock, each such share is convertible at the option of the holder at any time into a number of shares of Common Stock equal to (A) the sum of the liquidation preference for such share ($1,000) and the accrued and unpaid dividends with regard to such share divided by (B) the applicable conversion price ($21.50, subject to certain adjustments). The issuance of the 7,600,037 shares of Common Stock was exempt from registration under Section 3(a)(9) under the Securities Act of 1933, as amended, as the Series A Preferred Stock was exchanged for Common Stock by an existing security holder and no commission or other remuneration was paid. On March 31, 2023, the Company paid cash dividends of $7 million on the remaining outstanding shares of the Series A Preferred Stock.

On May 26, 2023 KKR converted the remaining 371,044 shares of Series A Preferred Stock and completed a secondary offering of 17,425,053 shares of the Company’s common stock. Upon completion of this transaction, KKR has relinquished their seat on the Company’s Board of Directors and is no longer considered a related party. See Note 14, Related Party Transactions, for information regarding KKR’s holdings. In connection with the May 26, 2023 conversion, the Company repurchased $150 million of common stock. See Note 11, Stockholder’s Equity, for information on the Company’s share repurchase program.
13.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(72)	$(19)	$(73)	$(19)
Reclassification adjustments:
Amortization of net loss(2) (3)	—	—	1	—
Total before income tax	—	—	1	—
Income tax provision	—	—	—	—
Current period comprehensive income, net of tax	—	—	1	—
Balance as of end of period(1)	$(72)	$(19)	$(72)	$(19)

Interest rate Caps:
Balance at beginning of period(1)	$—	$—	$—	$—
Change in fair value of interest rate caps	1	—	1	—
Amounts reclassified to interest expense − net	—	—	—	—
Total before income tax	1	—	1	—
Income tax (benefit) provision	—	—	—	—
Current period comprehensive income, net of tax	1	—	1	—
Balance at end of period(1)	$1	$—	$1	$—

Accumulated other comprehensive loss at end of period(1)	$(71)	$(19)	$(71)	$(19)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 10, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
14.    RELATED PARTY TRANSACTIONS
As of December 31, 2022, FMR LLC held approximately 11% of the Company’s outstanding common stock based solely on information provided in its most recent amendment to its Schedule 13G filed with the SEC. As of July 1, 2023 and December 31, 2022, as reported by the administrative agent of the 2019 and 2021 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $2 million and $19 million in aggregate principal amount of the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
As of May 26, 2023, KKR has converted all outstanding Series A Preferred Stock holdings, has relinquished their seat on the Company’s Board of Directors and is no longer considered a related party. See Note 12, Convertible Preferred Stock, for details on the Series A Preferred Stock.

15.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 26 weeks ended July 1, 2023 and July 2, 2022, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.
For the 13 weeks ended July 1, 2023, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $3 million, primarily related to adjustments to prior year tax provision estimates.
For the 13 weeks ended July 2, 2022, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation.
For the 26 weeks ended July 1, 2023, the Company’s effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $3 million, primarily related to adjustments to prior year tax provision estimates.
For the 26 weeks ended July 2, 2022, the Company’s effective income tax rate of 21% was equivalent to the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $5 million primarily related to excess tax benefits associated with share-based compensation.
16. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,712 million of purchase orders and purchase contract commitments as of July 1, 2023 to be purchased in the remainder of fiscal year 2023 and $55 million of information technology commitments through September 2025 that are not recorded in the Company’s Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $22 million through December 2023, as of July 1, 2023. Additionally, the Company had electricity forward purchase commitments totaling $4 million through June 2024, as of July 1, 2023. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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

18.    SUBSEQUENT EVENTS
Renzi Foodservice Acquisition - On July 7, 2023, the Company completed the asset acquisition of Renzi Foodservice for $143 million. The acquisition will allow US Foods to further expand its reach into central upstate New York. The Company funded the acquisition with cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2022 Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks and 26 weeks ended July 1, 2023 are compared to the 13 weeks and 26 weeks ended July 2, 2022, unless specifically noted otherwise.
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
Our operations, our industry and the U.S. economy continue to be impacted by higher than normal inflation, supply chain disruptions, and labor shortages. These factors also influence the buying patterns of our customers and potentially impact consumer confidence and spending. We are unable to predict the extent these factors will continue to impact our results of operations, however we continue to actively monitor these risks to our business. For the 13 weeks ended July 1, 2023, net sales increased, with a total case volume increase of 2.7% compared to the prior year driven by a 4.8% increase in independent restaurant case volume, a 6.9% increase in hospitality volume and a 6.6% increase in healthcare volume, partially offset by a 4.5% decrease in chain volume. For the 26 weeks ended July 1, 2023, net sales increased, with a total case volume increase of 4.0% compared to the prior year driven by a 6.2% increase in independent restaurant case volume, a 12.1% increase in hospitality volume and a 6.3% increase in healthcare volume, partially offset by a 2.9% decrease in chain volume.
Operating Metrics
Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.
Highlights
For the 13 weeks and 26 weeks ended July 1, 2023, compared to the same period a year ago, total case volume increased 2.7% and 4.0%, respectively, and independent restaurant case volume increased 4.8% and 6.2%, respectively. Net sales increased $186 million, or 2.1%, and $930 million, or 5.6% for the 13 weeks and 26 weeks ended July 1, 2023, driven primarily by case volume growth and by food cost deflation of 0.3% and inflation of 1.6% for the 13 weeks and 26 weeks ended July 1, 2023, respectively. Independent restaurant case growth was negatively impacted by 0.7% and 0.9% for the 13 weeks and 26 weeks ended July 1, 2023, respectively, from slower growth in CHEF'STORE due to some system conversion challenges, which are largely resolved. Broadline independent restaurant case growth was 5.5% and 7.1% for the 13 and 26 weeks ended July 1, 2023.
Gross profit increased $208 million, or 15.0%, to $1,591 million for the 13 weeks ended July 1, 2023 and increased $438 million, or 17.0%, to $3,016 million for the 26 weeks ended July 1, 2023 due to an increase in total case volume, cost of goods sold optimization, increased freight income from improved inbound logistics, and optimized pricing. Gross profit was also positively impacted by a LIFO benefit of $15 million for the 13 weeks ended July 1, 2023. Gross profit was negatively impacted by LIFO expense which was $5 million for the 26 weeks ended July 1, 2023 and $65 million and $137 million for the 13 weeks and 26 weeks ended July 2, 2022.

As a percentage of net sales, gross profit was 17.7% for the 13 weeks ended July 1, 2023, compared to 15.7% for the prior year period and was 17.2% for the 26 weeks ended July 1, 2023, compared to 15.5% for the prior year period.
Total operating expenses increased $36 million, or 2.9%, to $1,269 million for the 13 weeks ended July 1, 2023 and increased $113 million, or 4.7%, to $2,507 million for the 26 weeks ended July 1, 2023. Operating expenses increased primarily due to increased total case volume, higher seller compensation costs and higher incentive compensation costs versus prior year. These increases were partially offset by lower distribution cost per case from lower fuel costs and cost savings initiatives including routing improvements and focused efforts positively impacting labor turnover and productivity. As a percentage of net sales, operating expenses were 14.1% for the 13 weeks ended July 1, 2023, compared to 14.0% for the prior year period and were 14.3% for the 26 weeks ended July 1, 2023, compared to 14.4% for the prior year period.
Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Consolidated Statements of Operations Data:
Net sales	$9,013	$8,827	$17,555	$16,625
Cost of goods sold	7,422	7,444	14,539	14,047
Gross profit	1,591	1,383	3,016	2,578
Operating expenses:
Distribution, selling and administrative costs	1,269	1,233	2,507	2,394
Total operating expenses	1,269	1,233	2,507	2,394
Operating income	322	150	509	184
Other income—net	(2)	(5)	(3)	(11)
Interest expense—net	82	60	163	115
Income before income taxes	242	95	349	80
Income tax provision	60	25	85	17
Net income	182	70	264	63
Series A Preferred Stock Dividends (see Note 12)	—	(9)	(7)	(18)
Net income available to common shareholders	$182	$61	$257	$45
Percentage of Net Sales:
Gross profit	17.7%	15.7%	17.2%	15.5%
Operating expenses	14.1%	14.0%	14.3%	14.4%
Operating income	3.6%	1.7%	2.9%	1.1%
Net income	2.0%	0.8%	1.5%	0.4%
Adjusted EBITDA(1)	4.8%	4.2%	4.4%	3.7%
Other Data:
Cash flows—operating activities	$374	$101	$653	$259
Cash flows—investing activities	(46)	(70)	(106)	(140)
Cash flows—financing activities	(241)	(24)	(379)	(70)
Capital expenditures	47	71	108	143
EBITDA(1)	419	247	705	376
Adjusted EBITDA(1)	432	368	769	609
Adjusted net income(1)	199	169	324	249
Free cash flow(2)	327	30	545	116
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income available to common shareholders	$182	$61	$257	$45
Series A Preferred Stock Dividends (see Note 12)	—	(9)	(7)	(18)
Net income	182	70	264	63
Interest expense—net	82	60	163	115
Income tax provision	60	25	85	17
Depreciation expense	84	81	171	159
Amortization expense	11	11	22	22
EBITDA	419	247	705	376
Adjustments:
Share-based compensation expense(1)	14	9	28	21
LIFO reserve adjustment(2)	(15)	65	5	137
Business transformation costs(3)	3	15	7	29
Business acquisition and integration related costs and other(4)	11	30	24	44
COVID-19 other related expenses(5)	—	2	—	2
Adjusted EBITDA	432	368	769	609
Depreciation expense	(84)	(81)	(171)	(159)
Interest expense—net	(82)	(60)	(163)	(115)
Income tax provision, as adjusted(6)	(67)	(58)	(111)	(86)
Adjusted net income	$199	$169	$324	$249
Cash flow
Cash flows from operating activities	$374	$101	$653	$259
Capital expenditures	(47)	(71)	(108)	(143)
Free cash flow	$327	$30	$545	$116
(1)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(2)    Represents the impact of LIFO reserve adjustments.
(3)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable construction or technology. For the 13 weeks and 26 weeks ended July 1, 2023, business transformation costs related to projects associated with information technology infrastructure initiatives. For the 13 weeks and 26 weeks ended July 2, 2022, business transformation costs consist of new facility openings, supply chain strategy improvements, and information technology infrastructure initiatives.
(4)    Includes: (i) aggregate acquisition and integration related costs of $11 million and $6 million for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and $21 million and $12 million for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively; (ii) CEO sign on bonus of $3 million for the 26 weeks ended July 1, 2023 (iii) contested proxy and related legal and consulting costs of $14 million for the 13 weeks ended July 2, 2022, and $21 million for the 26 weeks ended July 2, 2022, respectively; and (iv) CEO severance for $5 million for the 13 and 26 weeks ended July 2, 2022 and (v) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
(5)    Includes COVID-19 related costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
GAAP income tax provision	$60	$25	$85	$17
Tax impact of pre-tax income adjustments	5	32	20	64
Discrete tax items	2	1	6	5
Income tax provision, as adjusted	$67	$58	$111	$86

Comparison of Results
13 Weeks Ended July 1, 2023 and July 2, 2022
Highlights
•Net income increased $112 million to $182 million in 2023.
•Adjusted EBITDA increased $64 million, or 17.4%, to $432 million in 2023. As a percentage of net sales, Adjusted EBITDA was 4.8% in 2023, compared to 4.2% in 2022.
•Net sales increased $186 million, or 2.1%, to $9,013 million in 2023.
•Total case volume increased 2.7% and independent restaurant case volume increased 4.8%.
•Operating income increased $172 million, to $322 million in 2023.
Net Sales
Net sales increased $186 million, or 2.1%, to $9,013 million in 2023 driven by case volume growth, partially offset by food cost deflation of 0.3%. Total case volume increased 2.7% driven by a 4.8% increase in restaurant case volume, a 6.9% increase in hospitality volume and a 6.6% increase in healthcare volume, offset by a 4.5% decrease in chain volume. Independent restaurant case growth was negatively impacted 0.7% from slower growth in CHEF'STORE due to some system conversion challenges, which are largely resolved. Broadline independent case growth was 5.5%. Sales of private brands represented approximately 34% of net sales in both 2023 and 2022.
Gross Profit
Gross profit increased $208 million, or 15.0%, to $1,591 million in 2023 primarily as a result of an increase in total case volume, cost of goods sold optimization, increased freight income from improved inbound logistics, optimized pricing and a favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in a benefit of $15 million in 2023 compared to expense of $65 million in 2022, related to a reduction in inventory values in multiple product categories. Gross profit as a percentage of net sales was 17.7% in 2023, compared to 15.7% in 2022, due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $36 million, or 2.9%, to $1,269 million in 2023. Operating expenses as a percentage of net sales were 14.1% in 2023, compared to 14.0% in 2022. Operating expenses increased primarily due to increased total case volume, higher seller compensation costs and higher incentive compensation costs versus prior year. These increases were partially offset by lower distribution cost per case from lower fuel costs and cost savings initiatives including routing improvements and focused efforts positively impacting labor turnover and productivity.
Operating Income
Our operating income was $322 million in 2023, compared to operating income of $150 million in 2022. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $2 million and $5 million in 2023 and 2022, respectively. The decrease in other income-net is due to an increase in the pension benefit interest cost and a decrease in the expected return on pension assets compared to 2022.
Interest Expense—Net
Interest expense—net increased $22 million to $82 million in 2023 primarily due to an increase in interest rates, partially offset by lower outstanding debt in 2023 compared to 2022.
Income Taxes

For the 13 weeks ended July 1, 2023, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $3 million, primarily related to adjustments to prior year tax provision estimates. For the 13 weeks ended July 2, 2022, our effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $182 million in 2023, compared to a net income of $70 million in 2022. The improvement in net income was due to the relevant factors discussed above.

26 Weeks Ended July 1, 2023 and July 2, 2022
Highlights
•Net income increased $201 million to $264 million in 2023.
•Adjusted EBITDA increased $160 million or 26.3%, to $769 million in 2023. As a percentage of net sales, Adjusted EBITDA was 4.4% in 2023, compared to 3.7% in 2022.
•Net sales increased $930 million, or 5.6%, to $17,555 million in 2023.
•Total case volume increased 4.0% and independent restaurant case volume increased 6.2%.
•Operating income increased $325 million, to $509 million in 2023.
Net Sales
Net sales increased $930 million, or 5.6%, to $17,555 million in 2023 driven by case growth and food cost inflation of 1.6%. Total case volume increased 4.0% driven by a 6.2% increase in independent restaurant case volume, a 12.1% increase in hospitality volume and a 6.3% increase in healthcare volume, partially offset by a 2.9% decrease in chain volume. Independent restaurant case growth was negatively impacted 0.9% from slower growth in CHEF'STORE due to some system conversion challenges, which are largely resolved. Broadline independent restaurant case growth was 7.1%. Sales of private brands represented approximately 34% of net sales in both 2023 and 2022.
Gross Profit
Gross profit increased $438 million, or 17.0%, to $3,016 million in 2023 primarily as a result of an increase in total case volume, cost of goods sold optimization, increased freight income from improved inbound logistics, optimized pricing and a favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $5 million in 2023, compared to expense of $137 million in 2022. 2023 LIFO expense is driven by a reduction in inventory values in multiple categories. Gross profit as a percentage of net sales was 17.2% in 2023, compared to 15.5% in 2022, due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $113 million, or 4.7%, to $2,507 million in 2023. Operating expenses as a percentage of net sales were 14.3% in 2023, compared to 14.4% in 2022. Operating expenses increased primarily due to increased total case volume, higher seller compensation costs and higher incentive compensation costs versus prior year. These increases were partially offset by lower distribution cost per case from lower fuel costs and cost savings initiatives including routing improvements and focused efforts positively impacting labor turnover and productivity.
Operating Income
Our operating income was $509 million in 2023, compared to operating income of $184 million in 2022. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $3 million and $11 million in 2023 and 2022, respectively. The decrease in other income-net is due to an increase in the pension benefit interest cost and a decrease in the expected return on pension assets compared to 2022.
Interest Expense—Net
Interest expense—net increased $48 million to $163 million in 2023 primarily due to an increase in interest rates, partially offset by lower outstanding debt in 2023 compared to 2022.

Income Taxes

For the 26 weeks ended July 1, 2023, our effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $3 million, primarily related to adjustments to prior year tax provision estimates. For the 26 weeks ended July 2, 2022, our effective income tax rate of 21% was equivalent to the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $5 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $264 million in 2023, compared to a net income of $63 million in 2022. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of July 1, 2023, the Company had approximately $2.2 billion in cash and available liquidity.
Indebtedness
The aggregate outstanding balance of our indebtedness was $4,751 million, net of $34 million of unamortized deferred financing costs, as of July 1, 2023.
We had no outstanding borrowings and had issued letters of credit totaling $471 million under the ABL Facility as of July 1, 2023. There was remaining capacity of $1,829 million under the ABL Facility as of July 1, 2023.
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,170 million, net of $14 million of unamortized deferred financing costs, as of July 1, 2023.
The 2021 Incremental Term Loan Facility had an outstanding balance of $717 million, net of $4 million of unamortized deferred financing costs, as of July 1, 2023.
The Secured Senior Notes due 2025 had an outstanding balance of $995 million, net of $5 million of unamortized deferred financing costs, as of July 1, 2023.
The Unsecured Senior Notes due 2029 had an outstanding balance of $893 million, net of $7 million of unamortized deferred financing costs, as of July 1, 2023.
The Unsecured Senior Notes due 2030 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of July 1, 2023.
We also had $472 million of obligations under financing leases for transportation equipment and building leases as of July 1, 2023.
The ABL Facility will mature in 2027. The 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility will mature in 2026 and 2028, respectively. The Secured Senior Notes due 2025 will mature in 2025. The Unsecured Senior Notes due 2029 and the Unsecured Senior Notes due 2030 will mature in 2029 and 2030, respectively.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.8 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of July 1, 2023.
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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	26 Weeks Ended
	July 1, 2023	July 2, 2022

Net income	$264	$63
Changes in operating assets and liabilities	143	(17)
Other adjustments	246	213
Net cash provided by operating activities	653	259
Net cash used in investing activities	(106)	(140)
Net cash used in financing activities	(379)	(70)
Net increase in cash, and cash equivalents and restricted cash	168	49
Cash, cash equivalents and restricted cash—beginning of period	211	148
Cash, cash equivalents and restricted cash—end of period	$379	$197
Operating Activities
Cash flows provided by operating activities was $653 million for the 26 weeks ended July 1, 2023, representing an increase of $394 million as compared to cash flows provided by operating activities of $259 million for the 26 weeks ended July 2, 2022 driven by higher net income and positive increases in operating assets and liabilities for the 26 weeks ended July 1, 2023.
Investing Activities
Cash flows used in investing activities in the 26 weeks ended July 1, 2023 and July 2, 2022 included cash expenditures of $108 million and $143 million, respectively, on investments in information technology, new construction and expansion of certain existing distribution facilities, and property and equipment for fleet replacement.
We expect total cash capital expenditures in fiscal year 2023 to be between $290 million and $310 million, exclusive of approximately $120 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used by financing activities in the 26 weeks ended July 1, 2023 included $66 million of scheduled payments under our Term Loan Facilities and financing leases, $65 million of voluntary prepayments of our 2021 Incremental Term Loan Facility, $60 million of voluntary prepayments of our 2019 Incremental Term Loan Facility, $3 million associated with interest rate cap purchases, $7 million of dividends on our Series A Preferred Stock and no net payments under the ABL Facility. Financing activities in the 26 weeks ended July 1, 2023 also included $200 million common stock repurchased under the Share Repurchase Program, $2 million of excise tax associated with common stock repurchases, $13 million of proceeds received from stock purchases under our employee stock purchase plan and $22 million of proceeds from the exercise of employee stock options, which were offset by $11 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Off-Balance Sheet Arrangements
We had $471 million of letters of credit outstanding primarily securing USF’s obligations with respect to its insurance program and certain real estate leases, under the ABL Facility as of July 1, 2023.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 26 weeks ended July 1, 2023.
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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate hedges as a tool to achieve that position. In April 2023, USF entered into two two-year rate cap agreements, which will each mature on April 30, 2025 with a total notional amount of $450 million. The interest rate cap agreements will effectively cap the interest rate on approximately 24% of the principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of interest on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap agreements. We may, in the future, again enter into interest rate hedges, the risks of which include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
Following the Intercontinental Exchange Benchmark Administration’s announcement that it will cease publication of the U.S. dollar LIBOR tenors as of June 30, 2023, we evaluated the impact of such announcement and the use of alternative reference rates on our existing contracts, including with respect to our term loan credit agreement. On June 1, 2023, we entered into an amendment to our term loan credit agreement to replace the LIBOR-based interest rate option included in the term loan credit agreement with an interest rate option based upon SOFR. SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. As a result, we are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
After considering interest rate caps that fixed the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities, approximately 31% of the principal amount of our debt bore interest at floating rates based on SOFR or an alternative reference rate, as defined in our credit agreements, as of July 1, 2023. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $21 million per year (see Note 9, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $195 million during the fiscal year ended December 31, 2022. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of July 1, 2023, we had diesel fuel forward purchase commitments totaling $22 million, which lock approximately 26% of our projected diesel fuel purchase needs through December 2023. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $7 million in additional fuel cost on uncommitted volumes through December 2023.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. As of July 1, 2023, there was approximately $286 million in remaining funds authorized under this program. For the 13 weeks ended July 1, 2023 the Company repurchased 4,179,757 shares at an aggregate purchase price of approximately $166 million under the program. During the 26 weeks ended July 1, 2023, the Company repurchased 5,097,461 shares at an aggregate price of approximately $200 million under the program. Additionally, during the 26 weeks ended July 1, 2023, the Company recorded $2 million of excise tax associated with common stock repurchases.
The following table summarizes repurchases of US Foods common stock for the three periods ended July 1, 2023:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 2, 2023 through May 6, 2023	—	—	—	$452
May 7, 2023 through June 3, 2023	3,916,058	$39.51	3,916,058	297
June 4, 2023 through July 1, 2023	263,699	41.41	263,699	$286
Total	4,179,757	$39.63	4,179,757
1The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. The repurchase authorization does not have an expiration date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended July 1, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

1

Item 6.    Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation (incorporated by reference to Ex 3.1 of the Company's Current Report on 8-K filed May 22, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Ex 3.1 to Current Report on Form 8-K filed on November 7, 2022).

10.1	Tenth Amendment to Credit Agreement (incorporated by reference to Ex 10.1 to Current Report on Form 8-K filed on June 2, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	August 10, 2023	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chief Executive Officer

Date:	August 10, 2023	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer