Form 10-Q
period 2023-09-30
US Foods Holding Corp.
filed 2023-11-09
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
245,851,550 shares of the registrant’s common stock were outstanding as of November 3, 2023.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$346	$211
Accounts receivable, less allowances of $19 and $30	1,926	1,705
Vendor receivables, less allowances of $7 and $8	206	143
Inventories—net	1,582	1,616
Prepaid expenses	138	124
Assets held for sale	—	2
Other current assets	11	19
Total current assets	4,209	3,820
Property and equipment—net	2,187	2,171
Goodwill	5,685	5,625
Other intangibles—net	808	785
Other assets	382	372
Total assets	$13,272	$12,773
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft liability	$214	$175
Accounts payable	2,249	1,855
Accrued expenses and other current liabilities	677	650
Current portion of long-term debt	112	116
Total current liabilities	3,252	2,796
Long-term debt	4,574	4,738
Deferred tax liabilities	304	298
Other long-term liabilities	450	446
Total liabilities	8,580	8,278
Commitments and contingencies (Note 18)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0 and 0.5 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	534
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 252.5 issued and 246.3 outstanding as of September 30, 2023, and 225.2 issued and 224.8 outstanding as of December 31, 2022	3	2
Additional paid-in capital	3,642	3,036
Retained earnings	1,362	1,010
Accumulated other comprehensive loss	(70)	(73)
Treasury Stock, 6.2 and 0.4 shares, respectively	(245)	(14)
Total shareholders’ equity	4,692	3,961
Total liabilities, mezzanine equity and shareholders’ equity	$13,272	$12,773
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$9,106	$8,917	$26,661	$25,542
Cost of goods sold	7,564	7,457	22,103	21,504
Gross profit	1,542	1,460	4,558	4,038
Operating expenses:
Distribution, selling and administrative costs	1,312	1,246	3,819	3,640
Total operating expenses	1,312	1,246	3,819	3,640
Operating income	230	214	739	398
Other income—net	(1)	(5)	(4)	(16)
Interest expense—net	81	65	244	180
Loss on extinguishment of debt	21	—	21	—
Income before income taxes	129	154	478	234
Income tax provision	34	45	119	62
Net income	95	109	359	172
Other comprehensive income —net of tax:
Changes in retirement benefit obligations	1	—	1	—
Unrecognized gain on interest rate caps	—	—	1	—
Comprehensive income	$96	$109	$361	$172
Net income	$95	$109	$359	$172
Series A convertible preferred stock dividends	—	(9)	(7)	(27)
Net income available to common shareholders	$95	$100	$352	$145
Net income per share
Basic (Note 13)	$0.38	$0.44	$1.49	$0.65
Diluted (Note 13)	$0.38	$0.43	$1.43	$0.64
Weighted-average common shares outstanding
Basic (Note 13)	247	225	237	224
Diluted (Note 13)	249	251	251	226
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 31, 2022	225.2	$2	$3,036	$1,010	0.4	$(14)	$(73)	$3,961
Share-based compensation expense	—	—	14	—	—	—	—	14
Proceeds from employee stock purchase plan	0.2	—	5	—	—	—	—	5
Vested restricted stock units, net	0.6	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	7	—	—	—	—	7
Tax withholding payments for net share-settled equity awards	—	—	(11)	—	—	—	—	(11)
Series A convertible preferred stock conversion to common stock	7.6	—	161	—	—	—	—	161
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	—	(7)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	0.9	(34)	—	(34)
Net Income	—	—	—	82	—	—	—	82
BALANCE—April 1, 2023	233.9	$2	$3,212	$1,085	1.3	$(48)	$(72)	$4,179
Share-based compensation expense	—	—	14	—	—	—	—	14
Proceeds from employee share purchase plan	0.2	—	8	—	—	—	—	8
Exercise of stock options	0.7	—	15	—	—	—	—	15
Vested restricted stock units—net	0.1	—	—	—	—	—	—	—
Series A convertible preferred stock conversion to common stock	17.4	1	372	—	—	—	—	373
Unrecognized gain on interest rate caps, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	4.2	(166)	—	(166)
Excise tax on common stock repurchases	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	182	—	—	—	182
BALANCE—July 1, 2023	252.3	$3	$3,621	$1,267	5.5	$(216)	$(71)	$4,604
Share-based compensation expense	—	—	15	—	—	—	—	15
Proceeds from employee stock purchase plan	0.2	—	6	—	—	—	—	6
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Unrecognized gain on interest rate caps, net of income tax	—	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	0.7	(29)	—	(29)
Net Income	—	—	—	95	—	—	—	95
BALANCE—September 30, 2023	252.5	$3	$3,642	$1,362	6.2	$(245)	$(70)	$4,692
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2022	223.0	$2	$2,970	$782	—	$—	$(19)	$3,735
Share-based compensation expense	—	—	12	—	—	—	—	12
Proceeds from employee stock purchase plan	0.2	—	5	—	—	—	—	5
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Restricted Shares, net	(0.2)	—	—	—	—	—	—	—
Exercise of stock options	0.1	—	2	—	—	—	—	2
Tax withholding payments for net share-settled equity awards	—	—	(16)	—	—	—	—	(16)
Series A convertible preferred stock dividends	—	—	—	(9)	—	—	—	(9)
Net Loss	—	—	—	(7)	—	—	—	(7)
BALANCE—April 2, 2022	223.8	$2	$2,973	$766	—	$—	$(19)	$3,722
Share-based compensation expense	—	—	9	—	—	—	—	9
Proceeds from employee stock purchase plan	0.2	—	7	—	—	—	—	7
Exercise of stock options	0.3	—	5	—	—	—	—	5
Series A convertible preferred stock dividends	—	—	—	(9)	—	—	—	(9)
Net Income	—	—	—	70	—	—	—	70
BALANCE—July 2, 2022	224.3	$2	$2,994	$827	—	$—	$(19)	$3,804
Share-based compensation expense	—	—	13	—	—	—	—	13
Proceeds from employee stock purchase plan	—	—	5	—	—	—	—	5
Exercise of stock options	0.5	—	5	—	—	—	—	5
Series A convertible preferred stock dividends	—	—	—	(9)	—	—	—	(9)
Net income	—	—	—	109	—	—	—	109
BALANCE—October 1, 2022	224.8	$2	$3,017	$927	$—	$—	$(19)	$3,927

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	39 Weeks Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$359	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290	273
Gain on disposal of property and equipment—net	(5)	(2)
Loss on extinguishment of debt	21	—
Amortization of deferred financing costs	14	10
Deferred tax provision	5	(1)
Share-based compensation expense	43	34
Provision for doubtful accounts	20	3
Changes in operating assets and liabilities:
Increase in receivables	(291)	(435)
Decrease (increase) in inventories—net	45	(74)
(Increase) decrease in prepaid expenses and other assets	(14)	2
Increase in accounts payable and cash overdraft liability	434	574
Increase in accrued expenses and other liabilities	14	57
Net cash provided by operating activities	935	613
Cash flows from investing activities:
Proceeds from sales of property and equipment	8	4
Purchases of property and equipment	(167)	(201)
Acquisition of broadline operations	(142)	—
Net cash used in investing activities	(301)	(197)
Cash flows from financing activities:
Principal payments on debt and financing leases	(535)	(1,215)
Repurchase of Senior Note Debt	(1,000)	—
Issuance of new Senior Note Debt	1,000	—
Principal payments on debt repricing	(43)	—
Proceeds from debt repricing	43	—
Proceeds from debt borrowings	255	1,031
Dividends paid on Series A convertible preferred stock	(7)	(27)
Repurchase of common stock	(229)	—
Debt financing costs and fees	(10)	—
Proceeds from employee stock purchase plan	19	17
Proceeds from exercise of stock options	23	12
Purchase of interest rate caps	(3)	—
Tax withholding payments for net share-settled equity awards	(12)	(16)
Net cash used in financing activities	(499)	(198)
Net increase in cash, and cash equivalents and restricted cash	135	218
Cash, cash equivalents and restricted cash—beginning of period	211	148
Cash, cash equivalents and restricted cash—end of period	$346	$366
Supplemental disclosures of cash flow information:
Conversion of Series A Convertible Preferred Stock	$534	$—
Interest paid—net of amounts capitalized	239	162
Income taxes paid—net	126	45
Property and equipment purchases included in accounts payable	25	25
Leased assets obtained in exchange for financing lease liabilities	108	98
Leased assets obtained in exchange for operating lease liabilities	27	35
Cashless exercise of stock options	1	1
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of September 30, 2023 or December 31, 2022. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $1.9 billion and $1.7 billion as of September 30, 2023 and December 31, 2022, respectively.

The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $31 million and $29 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively, and $35 million and $31 million included in other assets in the Company’s Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Meats and seafood	$3,074	$3,207	$8,924	$9,443
Dry grocery products	1,634	1,529	4,796	4,347
Refrigerated and frozen grocery products	1,543	1,386	4,505	3,880
Dairy	927	959	2,802	2,658
Equipment, disposables and supplies	903	916	2,704	2,622
Beverage products	516	441	1,479	1,248
Produce	509	479	1,451	1,344
Total net sales	$9,106	$8,917	$26,661	$25,542

4. BUSINESS ACQUISITIONS
During the fiscal quarter ended September 30, 2023, the Company acquired Renzi Foodservice, a broadline distributor in New York, for a purchase price of $142 million. The acquisition, which was funded with cash from operations, allows US Foods to further expand its reach into central upstate New York.
The Renzi Foodservice acquisition, reflected in the Company’s consolidated financial statements commencing from the date of acquisition on July 7, 2023, did not materially affect the Company’s results of operations or financial position. The Company recorded goodwill of $60 million and intangible assets of $57 million for this acquisition. The intangible assets included $54 million related to customer relationships and $3 million related to noncompete agreements, which will be amortized on a straight-line basis over an estimated useful life of 15 and 5 years, respectively. The goodwill recognized from the Renzi Foodservice acquisition is deductible for tax purposes. Renzi Foodservice is integrated into the Company’s foodservice distribution network.
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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $530 million and $489 million as of September 30, 2023 and December 31, 2022, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $37 million and $6 million for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and increased $42 million and $143 million for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.
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
Activity in the allowance for doubtful accounts for the 13 weeks ended September 30, 2023 includes $4 million charged to costs and expenses, as well as $17 million of customer accounts written off - net of recoveries. For the 13 weeks ended September 30, 2023, the customer accounts written off - net of recoveries is primarily due to a one-time write-off for one large national customer whose outstanding amount due had previously been reserved. Activity for the 13 weeks ended October 1, 2022 was de minimis. A summary of the activity in the allowance for doubtful accounts for the 39 weeks ended September 30, 2023 and October 1, 2022 was as follows:

	September 30, 2023	October 1, 2022
Balance as of beginning of year	$30	$33
Charged to costs and expenses, net	20	3
Customer accounts written off—net of recoveries	(31)	(4)
Balance as of end of period	$19	$32
This table excludes the vendor receivable related allowance for doubtful accounts of $7 million as of September 30, 2023, $8 million as of December 31, 2022, $10 million as of October 1, 2022 and $7 million as of January 1, 2022, respectively.
7.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of September 30, 2023 and December 31, 2022, property and equipment-net included accumulated depreciation of $3,200 million and $2,981 million, respectively. Depreciation expense was $85 million and $81 million for the 13 weeks ended September 30, 2023 and October 1, 2022 and $256 million and $240 million for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.
8.    GOODWILL AND OTHER INTANGIBLES
Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. Other intangible assets include customer relationships, noncompete agreements, amortizable trade names, the brand names comprising the Company’s portfolio of exclusive brands, and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization, but are subject to impairment assessments as described below.
Customer relationships, noncompete agreements and amortizable trade names are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, noncompete agreements and amortizable trade names are amortized over their estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $12 million and $11 million for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and $34 million and $33 million for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.

Goodwill and other intangibles—net consisted of the following:

	September 30, 2023	December 31, 2022
Goodwill	$5,685	$5,625
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$708	$655
Accumulated amortization	(176)	(144)
Net carrying value	532	511
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(1)
Net carrying value	2	3
Noncompete agreements—amortizable:
Gross carrying amount	3	—
Accumulated amortization	—	—
Net carrying value	3	—
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$808	$785
The increases in goodwill and the gross carrying amounts of customer relationships and noncompete agreements are attributable to the Renzi Foodservice acquisition, see Note 4, Business Acquisitions.
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.
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

The Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$260	$—	$—	$260
Interest Rate Caps	$—	$3	$—	$3
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$139	$—	$—	$139
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
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate hedges, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two two-year rate cap agreements, which will mature on April 30, 2025, with a total notional amount of $450 million, which will effectively cap the interest rate on approximately 24% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap. The Company had no outstanding interest rate hedge agreements as of December 31, 2022.
The Company records its interest rate caps in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. The following table presents the balance sheet location and fair value of the interest rate caps at September 30, 2023:

Balance at September 30, 2023	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest Rate Caps	Other current assets	$2
Interest Rate Caps	Other noncurrent assets	$1
The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate caps during the 13 weeks and 39 weeks ended September 30, 2023. The following table presents the effect of the Company’s interest rate caps in the Consolidated Statement of Comprehensive Income for the 13 weeks and 39 weeks ended September 30, 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended September 30, 2023
Interest Rate Caps	$—	Interest expense ─ net	$—
For the 39 weeks ended September 30, 2023
Interest Rate Caps	$1	Interest expense ─ net	$—
During the next twelve months, the Company estimates that an immaterial amount will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.5 billion and $4.6 billion as of September 30, 2023 and December 31, 2022, respectively, as compared to its carrying value of $4.7 billion and $4.8 billion as of September 30, 2023 and December 31, 2022 respectively.
The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Senior Notes due 2025”) was $1.0 billion as of December 31, 2022. The fair value of the Company’s 6.875% senior unsecured notes due September 15, 2028 (the “Unsecured Senior Notes due 2028”) was $0.5 billion as of September 30, 2023. The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.8 billion as of both September 30, 2023 and December 31, 2022. The fair value of the Company’s 4.625% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.4 billion as of both September 30, 2023 and December 31, 2022. The fair value of the Company’s 7.250% senior unsecured notes due January 15, 2032 (the “Unsecured Senior Notes due 2032”) was $0.5 billion as of September 30, 2023. Fair value of the Unsecured Senior Notes dues 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 is based upon their closing market prices on the respective dates. The fair value of the Unsecured Senior Notes due 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

10.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of September 30, 2023	Carrying Value as of September 30, 2023	Carrying Value as of December 31, 2022
ABL Facility	December 7, 2027	8.50%	$—	$—
2019 Incremental Term Loan Facility (net of $12 and $19 of unamortized deferred financing costs, respectively)	September 13, 2026	7.43%	1,108	1,232
2021 Incremental Term Loan Facility (net of $3 and $6 of unamortized deferred financing costs, respectively)	November 22, 2028	7.93%	718	786
Secured Senior Notes due 2025 (net of $0 and $7 of unamortized deferred financing costs, respectively) (1)	April 15, 2025	6.25%	—	993
Unsecured Senior Notes due 2028 (net of $5 unamortized deferred financing costs) (1)	September 15, 2028	6.88%	495	—
Unsecured Senior Notes due 2029 (net of $6 and $7 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	894	893
Unsecured Senior Notes due 2030 (net of $4 and $4 of unamortized deferred financing costs, respectively)	June 1, 2030	4.625%	496	496
Unsecured Senior Notes due 2032 (net of $5 of unamortized deferred financing costs)(1)	January 15, 2032	7.25%	495	—
Obligations under financing leases	2023–2031	1.26%-8.31%	472	446
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,686	4,854
Current portion of long-term debt			(112)	(116)
Long-term debt			$4,574	$4,738

(1) The Secured Senior Notes due 2025 were paid in full on September 25, 2023, with the proceeds from the issuance of the
Unsecured Senior Notes due 2028 and the Unsecured Senior Notes due 2032, as well as cash on hand, as further discussed below.
As of September 30, 2023, after considering interest rate caps that fixed the variable component of the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities described below, approximately 30% of the Company’s total debt bore interest at a floating rate.
ABL Facility
USF’s asset based senior secured revolving credit facility (the “ABL Facility”) provides USF with loan commitments having a maximum aggregate principal amount of $2,300 million. The ABL Facility is scheduled to mature on December 7, 2027.
Borrowings under the ABL Facility bear interest, at USF’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described in the ABL Facility, plus a margin ranging from 0.00% to 0.50% based on USF’s excess availability under the ABL Facility, or the sum of the Term Secured Overnight Financing Rate (“Term SOFR”) plus a margin ranging from 1.00% to 1.50%, based on USF’s excess availability under the ABL Facility, and a credit spread adjustment of 0.10%. The margin under the ABL Facility as of September 30, 2023 was 0.00% for ABR loans and 1.00% for Term SOFR loans.
USF had no outstanding borrowings, and had outstanding letters of credit totaling $487 million, under the ABL Facility as of September 30, 2023. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,813 million under the ABL Facility as of September 30, 2023.
Term Loan Facilities
Under its term loan credit agreement, USF has entered into an incremental senior secured term loan facility borrowed in September 2019 (the “2019 Incremental Term Loan Facility”) and an incremental senior secured term loan facility borrowed in November 2021 (the “2021 Incremental Term Loan Facility”). On June 1, 2023, USF entered into an amendment to its term loan credit agreement to replace the LIBOR-based interest rate option included in the term loan credit agreement with an interest rate option based upon Term SOFR. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate caps described above.
2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,108 million, net of $12 million of unamortized deferred financing costs as of September 30, 2023. During the 13 weeks and 39 weeks ended September 30, 2023 the Company voluntarily prepaid $60 million and $120 million, respectively, of the 2019 Incremental Term Loan Facility. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR plus (ii) a credit spread adjustment of (a) 0.11448% for a one-month term, (b) 0.26161% for a three-month term, or (c) 0.42826% for a six month term, (with the sum of Term SOFR and the foregoing credit spread adjustment subject to a Term SOFR “floor” of 0.00%) plus (iii) a margin of 2.00%, or the sum of (i) an ABR, as described in the 2019 Incremental Term Loan Facility plus a margin of 1.00%. The 2019 Incremental Term Loan Facility will mature on September 13, 2026.
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $718 million, net of $3 million of unamortized deferred financing costs as of September 30, 2023. During the 39 weeks ended September 30, 2023 the Company voluntarily prepaid $65 million of the 2021 Incremental Term Loan Facility. Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR plus (ii) a credit spread adjustment of (a) 0.11448% for a one-month term, (b) 0.26161% for a three-month term, or (c) 0.42826% for a six month term, (with the sum of Term SOFR and the foregoing credit spread adjustment subject to a Term SOFR “floor” of 0.00%) plus (iii) a margin of 2.50%, or the sum of (i) an ABR, as described in the 2021 Incremental Term Loan Facility, plus a margin of 1.50%. The 2021 Incremental Term Loan Facility will mature on November 22, 2028.
On August 22, 2023, the 2021 Incremental Term Loan Facility was further amended to lower the interest rate margins under the term loan facility to 2.50% for Term SOFR borrowings and 1.50% for ABR borrowings. The Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $1 million of third-party costs and a write-off of $1 million of unamortized deferred financing costs, related to the August 22, 2023 amendment in interest expense. Unamortized deferred financing costs of $3 million at September 30, 2023 were carried forward and will be amortized through November 22, 2028, the maturity date of the term loan facility.
Secured Senior Notes due 2025
On September 25, 2023, the Company redeemed all of the then outstanding Secured Senior Notes due 2025, using proceeds from the issuance of the Unsecured Senior Notes due 2028 and the Unsecured Senior Notes due 2032, along with cash on hand, as discussed below. As a result of the early redemption of the Secured Senior Notes due 2025, the Company incurred a $16 million prepayment premium, as well as wrote-off deferred financing fees of $5 million. The total loss on extinguishment of debt of $21 million is presented separately in the Company’s Consolidated Statements of Comprehensive Income.
Unsecured Senior Notes due 2028
On September 25, 2023, USF completed a private offering of $500 million aggregate principal amount of Unsecured Senior Notes due 2028. USF used the proceeds of the Unsecured Senior Notes due 2028, together with the proceeds of the Unsecured Senior Notes due 2032 and cash on hand, to redeem all of the then outstanding Secured Senior Notes due 2025, and to pay related fees and expenses. Lender fees and third-party costs of $5 million in connection with the issuance of the Unsecured Senior Notes due 2028 were capitalized as deferred financing costs.
The Unsecured Senior Notes due 2028 had an outstanding balance of $495 million, net of the $5 million of unamortized deferred financing costs, as of September 30, 2023. The Unsecured Senior Notes due 2028 bear interest at a rate of 6.875% per annum and will mature on September 15, 2028. On or after September 15, 2025, the Unsecured Senior Notes due 2028 are redeemable, at USF’s option, in whole or in part at a price of 103.438% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after September 15, 2026 and September 15, 2027, the optional redemption price for the Unsecured Senior Notes due 2028 declines to 101.719% and 100.00%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $894 million, net of $6 million of unamortized deferred financing costs, as of September 30, 2023. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029.

Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of September 30, 2023. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.625% per annum and will mature on June 1, 2030.
Unsecured Senior Notes due 2032
On September 25, 2023, USF completed a private offering of $500 million aggregate principal amount of Unsecured Senior Notes due 2032. USF used the proceeds of the Unsecured Senior Notes due 2032, together with the proceeds of the Unsecured Senior Notes due 2028 and cash on hand, to redeem all of the then outstanding Secured Senior Notes due 2025, and to pay related fees and expenses. Lender fees and third-party costs of $5 million in connection with the issuance of the Unsecured Senior Notes due 2032 were capitalized as deferred financing costs.
The Unsecured Senior Notes due 2032 had an outstanding balance of $495 million, net of the $5 million of unamortized deferred financing costs, as of September 30, 2023. The Unsecured Senior Notes due 2032 bear interest at a rate of 7.250% per annum and will mature on January 15, 2032. On or after September 15, 2026, the Unsecured Senior Notes due 2032 are redeemable, at USF’s option, in whole or in part at a price of 103.625% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after September 15, 2027 and September 15, 2028, the optional redemption price for the Unsecured Senior Notes due 2032 declines to 101.813% and 100.00%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.9 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of September 30, 2023.

11. RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
During the 13 weeks and 39 weeks ended September 30, 2023, the Company incurred net restructuring costs of $3 million primarily related to initiatives to improve operational effectiveness. During both the 13 weeks and 39 weeks ended October 1, 2022, the net restructuring costs were de minimis. Net restructuring liabilities were $3 million as of September 30, 2023 and December 31, 2022.
12.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and a 401(k) savings plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
The components of net periodic pension benefit credits for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Components of net periodic pension benefit credits
Service cost	$—	$1	$1	$2
Interest cost	10	7	29	22
Expected return on plan assets	(12)	(12)	(36)	(38)
Amortization of net loss	1	—	3	—
Net periodic pension benefit credits	$(1)	$(4)	$(3)	$(14)
Other postretirement benefit costs were de minimis for both the 13 weeks and 39 weeks ended September 30, 2023 and October 1, 2022.
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
Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $16 million and $14 million for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and $48 million and $44 million for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $14 million and $12 million for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and $42 million and $36 million for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.
13.    STOCKHOLDERS’ EQUITY
Earnings Per Share
The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock (the “Series A Preferred Stock”), if dilutive in the period. For the 13 weeks ended September 30, 2023 and October 1, 2022, share-based awards representing less than 1 million and 3 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For the 39 weeks ended September 30, 2023 and October 1, 2022, share-based awards representing less than 1 million and 3 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. Additionally, for the 13 weeks and 39 weeks ended October 1, 2022, Series A Preferred Stock representing 25 million of underlying common shares were not included in the computation because the effect would have been anti-dilutive. The Series A Preferred Stock shares were dilutive for the 39 weeks ended September 30, 2023.
The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net income	$95	$109	$359	$172
Less: Series A Preferred Stock Dividends	—	(9)	(7)	(27)
Net income available to common shareholders	$95	$100	$352	$145
Denominator:
Weighted-average common shares outstanding—basic	247	225	237	224
Effect of dilutive share-based awards	2	1	3	2
Effect of dilutive underlying shares of the Series A Preferred Stock (1)	—	25	11	—
Weighted-average common shares outstanding—diluted	249	251	251	226
Net income per share
Basic	$0.38	$0.44	$1.49	$0.65
Diluted	$0.38	$0.43	$1.43	$0.64

(1)    Under the if-converted method, outstanding shares of the Series A Preferred Stock are converted to common shares for inclusion in the calculation of the weighted-average common shares outstanding—diluted. Once converted, there would be no preferred stock outstanding and therefore no Series A Preferred Stock dividend. As of September 30, 2023, the 11 million shares represent the weighted average impact of these shares during the 39 weeks ended September 30, 2023. See Note 14, Convertible Preferred Stock, for details on the Series A Preferred Stock.
Share Repurchase Program

On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. During the 13 weeks ended September 30, 2023 the Company repurchased 726,690 shares at an aggregate purchase price of approximately $29 million under the program. During the 39 weeks ended September 30, 2023, the Company repurchased 5,824,151 shares at an aggregate purchase price of approximately $229 million under the program. Additionally, during the 39 weeks ended September 30, 2023, the Company recorded $2 million of excise tax associated with common stock repurchases. At September 30, 2023, there was approximately $257 million in remaining funds authorized under this program.
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
14.    CONVERTIBLE PREFERRED STOCK
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
On May 26, 2023 KKR converted the remaining 371,044 shares of Series A Preferred Stock and completed a secondary offering of 17,425,053 shares of the Company’s common stock. Upon completion of this transaction, KKR has relinquished their seat on the Company’s Board of Directors and is no longer considered a related party. See Note 16, Related Party Transactions, for information regarding KKR’s holdings. In connection with the May 26, 2023 conversion, the Company repurchased $150 million of common stock. See Note 13, Stockholder’s Equity, for information on the Company’s share repurchase program.

15.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(72)	$(19)	$(73)	$(19)
Reclassification adjustments:
Amortization of net loss(2) (3)	1	—	2	—
Current period comprehensive income, net of tax	1	—	2	—
Balance as of end of period(1)	$(71)	$(19)	$(71)	$(19)

Interest rate Caps:
Balance at beginning of period(1)	$1	$—	$—	$—
Change in fair value of interest rate caps	—	—	1	—
Balance at end of period(1)	$1	$—	$1	$—

Accumulated other comprehensive loss at end of period(1)	$(70)	$(19)	$(70)	$(19)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 12, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
16.    RELATED PARTY TRANSACTIONS
As of December 31, 2022, FMR LLC held approximately 11% of the Company’s outstanding common stock based solely on information provided in its most recent amendment to its Schedule 13G filed with the SEC. As of September 30, 2023 and December 31, 2022, as reported by the administrative agent of the 2019 and 2021 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $2 million in aggregate principal amount of the 2021 Incremental Term Loan Facility. As December 31, 2022, FMR LLC held approximately $17 million in aggregate principal amount of the 2019 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
As of May 26, 2023, KKR converted all outstanding Series A Preferred Stock holdings, relinquished their seat on the Company’s Board of Directors and is no longer considered a related party. See Note 14, Convertible Preferred Stock, for details on the Series A Preferred Stock.
17.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 39 weeks ended September 30, 2023 and October 1, 2022, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.
For the 13 weeks ended September 30, 2023, the Company’s effective income tax rate of 27% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate.
For the 13 weeks ended October 1, 2022, the Company’s effective income tax rate of 29% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million, primarily related to share-based compensation.
For the 39 weeks ended September 30, 2023, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $4 million, primarily related to adjustments to prior year tax provision estimates.
For the 39 weeks ended October 1, 2022, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $3 million primarily related to excess tax benefits associated with share-based compensation.
18. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $896 million of purchase orders and purchase contract commitments as of September 30, 2023 to be purchased in the remainder of fiscal year 2023 and $30 million of information technology commitments through September 2025 that are not recorded in the Company’s Consolidated Balance Sheets.
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $11 million through December 2023, as of September 30, 2023. Additionally, the Company had electricity forward purchase commitments totaling $7 million through July 2025, as of September 30, 2023. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2022 Annual Report. The following discussion and analysis contain certain financial measures that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks and 39 weeks ended September 30, 2023 are compared to the 13 weeks and 39 weeks ended October 1, 2022, unless specifically noted otherwise.
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
Our operations, our industry and the U.S. economy continue to be impacted by higher than normal inflation, supply chain disruptions, and labor shortages. These factors also influence the buying patterns of our customers and potentially impact consumer confidence and spending. We are unable to predict the extent these factors will continue to impact our results of operations, however we continue to actively monitor these risks to our business. For the 13 weeks ended September 30, 2023, net sales increased, with a total case volume increase of 4.0% compared to the prior year driven by a 5.8% increase in independent restaurant case volume, a 7.7% increase in healthcare volume and a 5.8% increase in hospitality volume, partially offset by a 3.6% decrease in chain volume. For the 39 weeks ended September 30, 2023, net sales increased, with a total case volume increase of 4.0% compared to the prior year driven by a 6.1% increase in independent restaurant case volume, a 6.8% increase in healthcare volume and a 9.9% increase in hospitality volume, partially offset by a 2.7% decrease in chain volume. Total organic case volume increased 3.4% for the 13 weeks ended September 30, 2023 which includes 5.0% organic independent restaurant case volume growth. Total organic case volume increased 3.8% for the 39 weeks ended September 30, 2023 which includes 5.8% organic independent restaurant case volume growth.

Operating Metrics

Case growth—Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.

Organic growth—Organic growth includes growth from operating businesses that have been reflected in our results of operations for at least 12 months.
Highlights
For the 13 weeks and 39 weeks ended September 30, 2023, compared to the same period a year ago, total case volume increased 4.0% and 4.0%, respectively, and independent restaurant case volume increased 5.8% and 6.1%, respectively. For the 13 weeks and 39 weeks ended September 30, 2023, compared to the same period a year ago, total organic case volume increased 3.4% and 3.8%, respectively, and independent case volume increased 5.0% and 5.8%, respectively. For the 13 weeks and 39 weeks ended September 30, 2023, independent restaurant case growth was negatively impacted 0.8% and 0.8%, respectively, from slower growth in CHEF'STORE. Net sales increased $189 million, or 2.1%, for the 13 weeks ended September 30, 2023, driven primarily by case volume growth, partially offset by food cost deflation of 1.3%. Net sales increased $1,119 million, or 4.4%, for the 39 weeks ended September 30, 2023, driven primarily by case volume growth and inflation of 0.6% for the 39 weeks ended September 30, 2023.

Gross profit increased $82 million, or 5.6%, to $1,542 million for the 13 weeks ended September 30, 2023 and increased $520 million, or 12.9%, to $4,558 million for the 39 weeks ended September 30, 2023. For both the 13 weeks and 39 weeks ended September 30, 2023, these increase were due to an increase in total case volume and cost of goods sold optimization. For the 39 weeks ended September 30, 2023, these increases were also attributed to freight income from improved inbound logistics and optimized pricing. Gross profit was negatively impacted by a LIFO expense of $37 million and $42 million for the 13 weeks and 39 weeks ended September 30, 2023 and $6 million and $143 million for the 13 weeks and 39 weeks ended October 1, 2022, respectively. As a percentage of net sales, gross profit was 16.9% for the 13 weeks ended September 30, 2023, compared to 16.4% for the prior year period and was 17.1% for the 39 weeks ended September 30, 2023, compared to 15.8% for the prior year period.

Total operating expenses increased $66 million, or 5.3%, to $1,312 million for the 13 weeks ended September 30, 2023 and increased $179 million, or 4.9%, to $3,819 million for the 39 weeks ended September 30, 2023. Operating expenses increased primarily due to increased total case volume and higher seller compensation costs. These increases were partially offset by lower distribution cost per case from cost savings initiatives including routing improvements and focused efforts positively impacting labor turnover and productively as well as lower fuel costs. As a percentage of net sales, operating expenses were 14.4% for the 13 weeks ended September 30, 2023, compared to 14.0% for the prior year period and were 14.3% for the 39 weeks ended September 30, 2023 and the comparable period in the prior year.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Consolidated Statements of Operations Data:
Net sales	$9,106	$8,917	$26,661	$25,542
Cost of goods sold	7,564	7,457	22,103	21,504
Gross profit	1,542	1,460	4,558	4,038
Operating expenses:
Distribution, selling and administrative costs	1,312	1,246	3,819	3,640
Total operating expenses	1,312	1,246	3,819	3,640
Operating income	230	214	739	398
Other income—net	(1)	(5)	(4)	(16)
Interest expense—net	81	65	244	180
Loss on extinguishment of debt	21	—	21	—
Income before income taxes	129	154	478	234
Income tax (benefit) provision	34	45	119	62
Net income	95	109	359	172
Series A Preferred Stock Dividends (see Note 13)	—	(9)	(7)	(27)
Net income available to common shareholders	$95	$100	$352	$145
Percentage of Net Sales:
Gross profit	16.9%	16.4%	17.1%	15.8%
Operating expenses	14.4%	14.0%	14.3%	14.3%
Operating income	2.5%	2.4%	2.8%	1.6%
Net income	1.0%	1.2%	1.3%	0.7%
Adjusted EBITDA(1)	4.4%	3.9%	4.4%	3.8%
Other Data:
Cash flows—operating activities	$282	$354	$935	$613
Cash flows—investing activities	(195)	(57)	(301)	(197)
Cash flows—financing activities	(120)	(128)	(499)	(198)
Capital expenditures	59	58	167	201
EBITDA(1)	307	311	1,012	687
Adjusted EBITDA(1)	402	351	1,171	960
Adjusted net income(1)	174	151	498	400
Free cash flow(2)	223	296	768	412
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted net income and Free cash flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income available to common shareholders	$95	$100	$352	$145
Series A Preferred Stock Dividends (see Note 13)	—	(9)	(7)	(27)
Net income	95	109	359	172
Interest expense—net	81	65	244	180
Income tax provision	34	45	119	62
Depreciation expense	85	81	256	240
Amortization expense	12	11	34	33
EBITDA	307	311	1012	687
Adjustments:
Restructuring costs and asset impairment charges(1)	2	—	2	—
Share-based compensation expense(2)	15	13	43	34
LIFO reserve adjustment(3)	37	6	42	143
Loss on extinguishment of debt(4)	21	—	21	—
Business transformation costs(5)	9	12	16	41
Business acquisition and integration related costs and other(6)	11	9	35	53
COVID-19 other related expenses(7)	—	—	—	2
Adjusted EBITDA	402	351	1171	960
Depreciation expense	(85)	(81)	(256)	(240)
Interest expense—net	(81)	(65)	(244)	(180)
Income tax provision, as adjusted(8)	(62)	(54)	(173)	(140)
Adjusted net income	$174	$151	$498	$400
Cash flow
Cash flows from operating activities	$282	$354	$935	$613
Capital expenditures	(59)	(58)	(167)	(201)
Free cash flow	$223	$296	$768	$412
(1)    Consists primarily of severance and related costs, organizational realignment costs and other asset impairment charges
(2) Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan
(3)    Represents the impact of LIFO reserve adjustments.
(4) Includes early redemption premium and the write-off of certain pre-existing debt issuance costs. See Note 10, Debt, in our consolidated financial statements for additional information
(5)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable construction or technology. For the 13 weeks and 39 weeks ended September 30, 2023, business transformation costs related to projects associated with information technology infrastructure initiatives. For the 13 weeks and 39 weeks ended October 1, 2022, business transformation costs consist of new facility openings, supply chain strategy improvements, and information technology infrastructure initiatives.
(6)    Includes: (i) aggregate acquisition and integration related costs of $10 million and $6 million for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and $31 million and $18 million for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively; (ii) CEO sign on bonus of $3 million for the 39 weeks ended September 30, 2023 (iii) contested proxy and related legal and consulting costs of $21 million for the 39 weeks ended October 1, 2022, and (iv) CEO severance for $5 million for the 39 weeks ended October 1, 2022 and (v) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
GAAP income tax provision	$34	$45	$119	$62
Tax impact of pre-tax income adjustments	27	11	47	75
Discrete tax items	1	(2)	7	3
Income tax provision, as adjusted	$62	$54	$173	$140
Comparison of Results
13 Weeks Ended September 30, 2023 and October 1, 2022
Highlights
•Net income decreased $14 million to $95 million in 2023.
•Adjusted EBITDA increased $51 million, or 14.5%, to $402 million in 2023. As a percentage of net sales, Adjusted EBITDA was 4.4% in 2023, compared to 3.9% in 2022.
•Net sales increased $189 million, or 2.1%, to $9,106 million in 2023.
•Total case volume increased 4.0% and independent restaurant case volume increased 5.8%.
•Total organic case volume increased 3.4% and organic independent restaurant case volume increased 5.0%.
•Operating income increased $16 million, to $230 million in 2023.
Net Sales
Net sales increased $189 million, or 2.1%, to $9,106 million in 2023 driven by case volume growth and contributions from the Renzi Foodservice acquisition, partially offset by food cost deflation of 1.3%. Total case volume increased 4.0% driven by a 5.8% increase in independent restaurant case volume, a 5.8% increase in hospitality volume and a 7.7% increase in healthcare volume, offset by a 3.6% decrease in chain volume. Total organic case volume increased 3.4% and organic independent restaurant case volume increased 5.0%. Independent restaurant case growth was negatively impacted 0.8% from slower growth in CHEF'STORE. Broadline independent case growth was 6.6%. Sales of private brands represented approximately 34% of net sales in both 2023 and 2022.
Gross Profit
Gross profit increased $82 million, or 5.6%, to $1,542 million in 2023 primarily as a result of an increase in total case volume and cost of goods sold optimization, partially offset by an unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $37 million in 2023 compared to expense of $6 million in 2022, related to a reduction in inventory values in multiple product categories. Gross profit as a percentage of net sales was 16.9% in 2023, compared to 16.4% in 2022, due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $66 million, or 5.3%, to $1,312 million in 2023. Operating expenses as a percentage of net sales were 14.4% in 2023, compared to 14.0% in 2022. Operating expenses increased primarily due to increased total case volume and higher seller compensation costs. These increases were partially offset by lower distribution cost per case from cost savings initiatives including routing improvements and focused efforts positively impacting labor turnover and productivity as well as lower fuel costs.
Operating Income
Our operating income was $230 million in 2023, compared to operating income of $214 million in 2022. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $1 million and $5 million in 2023 and

2022, respectively. The decrease in other income-net is due primarily to a decrease in the expected return on pension assets compared to 2022.
Interest Expense—Net
Interest expense—net increased $16 million to $81 million in 2023 primarily due to an increase in interest rates, partially offset by lower outstanding debt in 2023 compared to 2022.
Income Taxes

For the 13 weeks ended September 30, 2023, the Company’s effective income tax rate of 27% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate.For the 13 weeks ended October 1, 2022, our effective income tax rate of 29% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $2 million primarily related to a tax benefit shortfall associated with share-based compensation.
Net Income
Our net income was $95 million in 2023, compared to a net income of $109 million in 2022. The decrease in net income was due to the relevant factors discussed above.

39 Weeks Ended September 30, 2023 and October 1, 2022
Highlights
•Net income increased $187 million to $359 million in 2023.
•Adjusted EBITDA increased $211 million or 22.0%, to $1,171 million in 2023. As a percentage of net sales, Adjusted EBITDA was 4.4% in 2023, compared to 3.8% in 2022.
•Net sales increased $1,119 million, or 4.4%, to $26,661 million in 2023.
•Total case volume increased 4.0% and independent restaurant case volume increased 6.1%.
•Total organic case volume increased 3.8% and organic independent restaurant case volume increased 5.8%.
•Operating income increased $341 million, to $739 million in 2023.
Net Sales
Net sales increased $1,119 million, or 4.4%, to $26,661 million in 2023 driven by case growth and food cost inflation of 0.6%. Total case volume increased 4.0% driven by a 6.1% increase in independent restaurant case volume, a 9.9% increase in hospitality volume and a 6.8% increase in healthcare volume, partially offset by a 2.7% decrease in chain volume. Total organic case volume increased 3.8% and organic independent restaurant case volume increased 5.8%. Independent restaurant case growth was negatively impacted 0.8% from slower growth in CHEF'STORE. Broadline independent restaurant case growth was 6.9%. Sales of private brands represented approximately 34% of net sales in both 2023 and 2022.
Gross Profit
Gross profit increased $520 million, or 12.9%, to $4,558 million in 2023 primarily as a result of an increase in total case volume, cost of goods sold optimization, increased freight income from improved inbound logistics, optimized pricing and a favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $42 million in 2023, compared to expense of $143 million in 2022. 2023 LIFO expense is driven by a reduction in inventory values in multiple categories. Gross profit as a percentage of net sales was 17.1% in 2023, compared to 15.8% in 2022, due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $179 million, or 4.9%, to $3,819 million in 2023. Operating expenses as a percentage of net sales were 14.3% in 2023, consistent with the same period in the prior year.. Operating expenses increased primarily due to increased total case volume and higher seller compensation costs. These increases were partially offset by lower distribution cost per case from cost savings initiatives including routing improvements and focused efforts positively impacting labor turnover and productivity as well as lower fuel costs.

Operating Income
Our operating income was $739 million in 2023, compared to operating income of $398 million in 2022. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $4 million and $16 million in 2023 and 2022, respectively. The decrease in other income-net is due primarily to a decrease in the expected return on pension assets compared to 2022.
Interest Expense—Net
Interest expense—net increased $64 million to $244 million in 2023 primarily due to an increase in interest rates, partially offset by lower outstanding debt in 2023 compared to 2022.
Income Taxes

For the 39 weeks ended September 30, 2023, our effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $4 million, primarily related to adjustments to prior year tax provision estimates. For the 39 weeks ended October 1, 2022, our effective income tax rate of 26% was equivalent to the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $3 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $359 million in 2023, compared to a net income of $172 million in 2022. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of September 30, 2023, the Company had approximately $2.2 billion in cash and available liquidity.
Indebtedness
The aggregate outstanding balance of our indebtedness was $4,686 million, net of $35 million of unamortized deferred financing costs, as of September 30, 2023.
We had no outstanding borrowings and had issued letters of credit totaling $487 million under the ABL Facility as of September 30, 2023. There was remaining capacity of $1,813 million under the ABL Facility as of September 30, 2023.
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,108 million, net of $12 million of unamortized deferred financing costs, as of September 30, 2023.
The 2021 Incremental Term Loan Facility had an outstanding balance of $718 million, net of $3 million of unamortized deferred financing costs, as of September 30, 2023.
The Unsecured Senior Notes due 2028 had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs, as of September 30, 2023.
The Unsecured Senior Notes due 2029 had an outstanding balance of $894 million, net of $6 million of unamortized deferred financing costs, as of September 30, 2023.
The Unsecured Senior Notes due 2030 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of September 30, 2023.
The Unsecured Senior Notes due 2032 had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs, as of September 30, 2023.
We also had $472 million of obligations under financing leases for transportation equipment and building leases as of September 30, 2023.

The ABL Facility will mature in 2027. The 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility will mature in 2026 and 2028, respectively. The Unsecured Senior Notes due 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 will mature in 2028, 2029, 2030 and 2032, respectively.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. USF had approximately $1.9 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of September 30, 2023.
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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	39 Weeks Ended
	September 30, 2023	October 1, 2022

Net income	$359	$172
Changes in operating assets and liabilities	188	124
Other adjustments	388	317
Net cash provided by operating activities	935	613
Net cash used in investing activities	(301)	(197)
Net cash used in financing activities	(499)	(198)
Net increase in cash, and cash equivalents and restricted cash	135	218
Cash, cash equivalents and restricted cash—beginning of period	211	148
Cash, cash equivalents and restricted cash—end of period	$346	$366
Operating Activities
Cash flows provided by operating activities was $935 million for the 39 weeks ended September 30, 2023, representing an increase of $322 million as compared to cash flows provided by operating activities of $613 million for the 39 weeks ended October 1, 2022 driven by earnings growth and strong working capital management for the 39 weeks ended September 30, 2023.
Investing Activities
During the 39 weeks ended September 30, 2023, the Company completed the asset acquisition of Renzi Foodservice. Total consideration consisted of cash of approximately $142 million. In addition, cash flows used in investing activities in the 39 weeks ended September 30, 2023 and October 1, 2022 included cash expenditures of $167 million and $201 million, respectively, on investments in information technology, property and equipment for fleet replacement and maintenance of distribution facilities.
We expect total cash capital expenditures in fiscal year 2023 to be between $290 million and $310 million, exclusive of approximately $120 million of capital expenditures under our fleet financing leases. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.

Financing Activities
Cash flows used by financing activities in the 39 weeks ended September 30, 2023 included $95 million of scheduled payments under our Term Loan Facilities and financing leases, $1 billion for refinancing of the Unsecured Senior Notes due 2025, $10 million of financing fees related to the refinancing, $65 million of voluntary prepayments of our 2021 Incremental Term Loan Facility, $120 million of voluntary prepayments of our 2019 Incremental Term Loan Facility, $3 million associated with interest rate cap purchases, $7 million of dividends on our Series A Preferred Stock and no net payments under the ABL Facility. Financing activities in the 39 weeks ended September 30, 2023 also included $229 million common stock repurchased under the Share Repurchase Program, $2 million of excise tax associated with common stock repurchases, $19 million of proceeds received from stock purchases under our employee stock purchase plan and $23 million of proceeds from the exercise of employee stock options, which were offset by $12 million of employee tax withholdings paid in connection with the vesting of stock awards.
We incurred approximately $26 million total of lender fees and third party costs in connection with our issuance of the Unsecured Senior Notes due 2028 and the Unsecured Senior Notes due 2032, consisting of a $16 million redemption premium related to the Secured Senior Notes due 2025 and $10 million of costs associated with the issuance of the Unsecured Senior Notes due 2028 and the Unsecured Senior Notes due 2032, which were capitalized as deferred financing costs. We incurred approximately $1 million total of lender fees and third party costs in connection with the repricing of the 2021 Incremental Term Loan Facility, which were capitalized as deferred financing costs.
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
Off-Balance Sheet Arrangements
We had $487 million of letters of credit outstanding primarily securing USF’s obligations with respect to its insurance program and certain real estate leases, under the ABL Facility as of September 30, 2023.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 39 weeks ended September 30, 2023.
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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate hedges as a tool to achieve that position. In April 2023, USF entered into two two-year rate cap agreements, which will each mature on April 30, 2025 with a total notional amount of $450 million. The interest rate cap agreements will effectively cap the interest rate on approximately 24% of the principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap agreements. We may, in the future, enter into additional interest rate hedges, the risks of which include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
Following the Intercontinental Exchange Benchmark Administration’s announcement that it will cease publication of the U.S. dollar LIBOR tenors as of June 30, 2023, we evaluated the impact of such announcement and the use of alternative reference rates on our existing contracts, including with respect to our term loan credit agreement. On June 1, 2023, we entered into an amendment to our term loan credit agreement to replace the LIBOR-based interest rate option included in the term loan credit agreement with an interest rate option based upon Term SOFR. Term SOFR is a relatively new reference rate and has a very limited history. The future performance of Term SOFR cannot be predicted based on its limited historical performance. As a result, we are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
After considering interest rate caps that fixed the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities, approximately 30% of the principal amount of our debt bore interest at floating rates based on Term SOFR or an alternative reference rate, as defined in our credit agreements, as of September 30, 2023. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $20 million per year (see Note 10, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $195 million during the fiscal year ended December 31, 2022. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, growing our fleet of electric vehicles and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 30, 2023, we had diesel fuel forward purchase commitments totaling $11 million, which lock approximately 27% of our projected diesel fuel purchase needs through December 2023. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $4 million in additional fuel cost on uncommitted volumes through December 2023.
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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Share Repurchase Program
On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. As of September 30, 2023, there was approximately $257 million in remaining funds authorized under this program. For the 13 weeks ended September 30, 2023 the Company repurchased 726,690 shares at an aggregate purchase price of approximately $29 million under the program. During the 39 weeks ended September 30, 2023, the Company repurchased 5,824,151 shares at an aggregate price of approximately $229 million under the program. Additionally, during the 39 weeks ended September, 2023, the Company recorded $2 million of excise tax associated with common stock repurchases.
The following table summarizes repurchases of US Foods common stock for the three periods ended September 30, 2023:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 2, 2023 through August 5, 2023	—	$—	—	$286
August 6, 2023 through September 2, 2023	154,743	40.41	154,743	280
September 3, 2023 through September 30, 2023	571,947	39.77	571,947	257
Quarter-to-date Total	726,690	$39.91	726,690
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

No Adoption or Termination of Trading Arrangements
During the three months ended September 30, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
1

Elimination of Series A Preferred Stock

As previously reported by the Company, on May 4, 2020, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations (the “Certificate of Designations”) designating the Company’s Series A Preferred Stock, and establishing the powers, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions of the shares of Series A Preferred Stock.

On November 3, 2023, the Company filed an Elimination of Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware in order to eliminate and cancel all designations, rights, preferences and limitations of the shares of the Series A Preferred Stock. At the time the Certificate of Elimination was filed there were no shares of Series A Preferred Stock outstanding and all shares formerly evidencing Series A Preferred Stock have resumed the status of authorized but unissued shares of preferred stock. The Certificate of Elimination became effective on November 3, 2023, upon filing with the Secretary of State of the State of Delaware.

The foregoing descriptions of the Certificate of Designation and the Certificate of Elimination do not purport to be complete and are subject to and qualified in their entirety by reference to the full text of the Certificate of Designation and the Certificate of Elimination, which are included as Exhibits 3.2 and 3.3 hereto, and are incorporated by reference herein.

Item 6.    Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation (incorporated by reference to Ex 3.1 of the Company's Current Report on 8-K filed May 22, 2023).

3.2	Certificate of Designations Designating the Series A Convertible Preferred Stock (incorporated by reference to Ex 3.1 of the Company’s Current Report on 8-K filed May 6, 2020).

3.3	Certificate of Elimination of Designations of Series A Convertible Preferred Stock, effective November 3, 2023.

4.1
Indenture, dated as of September 25, 2023 by and among US Foods, Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 25, 2023).

4.2
Form of 6.875% Senior Unsecured Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 25, 2023 (included in the indenture filed as Exhibit 4.1 thereto)).

4.3
Indenture, dated as of September 25, 2023 by and among US Foods, Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on September 25, 2023).

4.4
Form of 7.250% Senior Unsecured Notes due 2032 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on September 25, 2023 (included in the indenture filed as Exhibit 4.3 thereto)).

10.1	Eleventh Amendment to Credit Agreement (incorporated by reference to Ex 10.1 to Current Report on Form 8-K filed on August 22, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	November 9, 2023	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chief Executive Officer

Date:	November 9, 2023	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer