Form 10-K
period 2023-12-30
US Foods Holding Corp.
filed 2024-02-15
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of July 1, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $11.0 billion (based on the reported closing sale price of the registrant’s common stock on such date on the New York Stock Exchange). 244,902,939 shares of the registrant’s common stock were outstanding as of February 9, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on May 15, 2024, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 30, 2023.

US Foods Holding Corp.
Annual Report on Form 10-K

Basis of Presentation
We operate on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fiscal fourth quarter. The fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 are also referred to herein as fiscal years 2023, 2022 and 2021, respectively. Our fiscal years 2023, 2022 and 2021 were 52-week fiscal years.
Forward-Looking Statements
Statements in this Annual Report on Form 10-K (“Annual Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions (although not all forward-looking statements may contain such words) and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others, the risks, uncertainties, and other factors set forth in Item 1A of Part I, “Risk Factors,” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report.
In light of these risks, uncertainties, and other important factors, the forward-looking statements in this Annual Report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us, or others acting on our behalf, are expressly qualified in their entirety by the cautionary statements above and contained elsewhere in this Annual Report. All of these statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by law.
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
We supply approximately 250,000 customer locations nationwide. These customer locations include independent restaurants, chain restaurants, healthcare, hospitality, education and other customers. We provide fresh, frozen, and dry food products, as well as non-food items, sourced from thousands of suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of over 70 distribution facilities and fleet of over 6,500 trucks, along with approximately 90 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
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
In fiscal year 2023, no single customer represented more than 2% of our total customer sales. Sales to our top 50 customers, including group purchasing organizations (“GPOs”), represented approximately 44% of our net sales in fiscal year 2023.
We have entered into contractual relationships with certain GPOs that negotiate pricing, delivery and other terms on behalf of their members. In fiscal year 2023, GPOs accounted for approximately 23% of our net sales. GPOs are primarily comprised of customers in the healthcare, hospitality, education, and government/military industries.
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
•Generational shifts with Millennials and Baby Boomers. Given their purchasing power and diverse taste profiles, Millennials, Generation Z and Baby Boomers will continue to significantly influence food consumption and the food away from home market. According to U.S. Census Bureau statistics, there were 89 million individuals born between 1982 and 2002 in the U.S., making Millennials and Generation Z the largest demographic cohorts. When it comes to food, Millennials and Generation Z are open-minded and curious, and willing to seek out new flavors, dining experiences and diverse menu offerings, while also demanding customization, convenience and sustainable products. Independent restaurants are well positioned to capitalize on these preferences. As Millennials’ and Generation Z’s disposable income increases, we believe this demographic will be key to driving growth in the broader U.S. food industry. We also expect that Baby Boomers will continue to shape the industry as they remain in the workplace longer, which is expected to prolong their contribution to food-away-from-home expenditures.
•Growing importance of technology. We see significant continued growth being driven by the increased utilization of, and reliance on technology by foodservice distributors, customers and diners. Digital solutions streamline the purchasing process and increase customer retention. They also deepen the relationship between foodservice distributors and customers, creating personalized insights and services that can make both more efficient. We believe foodservice distributors that have deeper, technology-enabled relationships with customers are better able to accelerate their customers’ adoption of new products and increase customer loyalty, giving them a competitive edge. Technology is also growing in importance and helping to level the playing field for independent restaurants. Mobile food delivery and social media apps make independent restaurants more competitive with larger restaurant chains, and help this customer type attract more diners at a relatively low cost. We believe these technology trends will continue to accelerate as Millennials and Generation Z place a greater reliance on technology and become key influencers and decision-makers within the food industry, including at the customer level. Consequently, we believe foodservice distributors which are focused on strengthening their technology, data analytics, and related capabilities will be well-positioned to capitalize on these trends.
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
The GREAT FOOD portion of our strategy is anchored by leading quality and innovation in produce and center-of-the-plate and other innovative products such as those featured in Scoop™, a program that introduces innovative and on-trend products multiple times a year, helping our customers keep their menus fresh and delivering back-of-house convenience to reduce their labor and food costs. A growing part of our Scoop portfolio is our Serve Good® program. The Serve Good program features more than 800 products that are sustainably-sourced or contribute to waste reduction. Our private brand portfolio is guided by a spirit of innovation and a commitment to delivering superior quality products and value to customers. While we offer products under a spectrum of private brands, and at different price points, all are designed to deliver quality, performance and value to our customers.
MADE EASY is aimed at providing operators reliability and flexibility in our service model supported by tools and resources to support them in running their businesses. This means on-time and complete orders and customer choice via the omni-channel offering we have to serve our customers. These offerings are supported with technology and expertise that make it easier to transact with us and run their businesses. Our mobile technology platform provides customers with a personalized digital ordering experience and easy-to-use business analytics tools. Our portfolio of value-added services helps customers address key pain points like food waste, back-of-house operations and diner traffic. By delivering our products and services through a differentiated team-based selling approach, we provide customers access to a diverse team of experts including chefs, center-of-the-plate and produce specialists and restaurant operations consultants. More than 80% of our sales utilize our digital solutions. Customers utilizing these solutions tend to purchase more products and have stronger commercial relationships with us.
As noted above, our strategy of making it easier for our customers includes servicing our customers through multiple channels. We have 90 cash and carry locations to provide more customers with a retail option in between deliveries and to cost effectively serve more price-conscious and smaller customers. Our US Foods Direct™ service more than doubles our product assortment and provides customers with access to thousands of specialty products which ship directly to them from the supplier. Additionally, US Foods Pronto™ service allows restaurant operators to receive smaller orders more frequently. All of these channels provide our customers options to shop their way.

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
Acquisitions have also historically played an important role in supporting the execution of our growth strategy. On July 7, 2023, USF completed the acquisition of Renzi Foodservice (“Renzi”), a broadline distributor in New York, for a purchase price of $142 million (less the amount of the post-closing working capital adjustment, which was $2 million). The acquisition allows US Foods to further expand its reach into central upstate New York. On December 1, 2023, USF completed the acquisition of Saladino’s Foodservice (“Saladino’s”), a broadline distributor in California, for a purchase price of $56 million. The acquisition allows US Foods to further expand its reach into California.
Integrating the above acquisitions and realizing synergies from these acquisitions are key priorities for the Company. The Company will selectively pursue acquisition opportunities in the future if they are aligned with and enhance our strategic priorities.
Products and Brands
We have a broad assortment of products and brands designed to meet customers’ needs. In many categories, we offer products under a spectrum of private brands based on price and quality, covering a range of values and qualities.
The table below presents the sales mix for our principal product categories for fiscal years 2023, 2022 and 2021.

	Fiscal Years
	2023	2022	2021
	(in millions)
Meats and seafood	$11,953	$12,375	$11,245
Dry grocery products	6,407	5,758	4,979
Refrigerated and frozen grocery products	6,053	5,253	4,453
Dairy	3,727	3,564	2,801
Equipment, disposables and supplies	3,571	3,536	3,090
Produce	1,915	1,840	1,454
Beverage products	1,971	1,731	1,465
Total Net sales	$35,597	$34,057	$29,487
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
Suppliers
Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional and local suppliers support targeted geographic initiatives and private label programs requiring regional and local distribution. We purchase from thousands of suppliers, with no suppliers accounting for more than 5% of our aggregate purchases in fiscal year 2023.
Seasonality
Our business does not fluctuate significantly from quarter to quarter and, as a result, is not considered seasonal.
Government Regulation
As a manufacturer, processor, marketer, distributor and seller of food and non-food products, we are subject to various laws and regulations. A summary of some of these laws and regulations is provided below.
Product Distribution
We are subject to various laws and regulations relating to the manufacturing, processing, handling, storage, transportation, sale, advertising and labeling of food products, including the applicable provisions of the Federal Food, Drug and Cosmetic Act; Bioterrorism Act; Food Safety Modernization Act; Federal Meat Inspection Act; Poultry Products Inspection Act; Perishable Agricultural Commodities Act; Country of Origin Labeling Act; regulations issued by the U.S. Food and Drug Administration

(“FDA”) and the U.S. Department of Agriculture (“USDA”), and other federal, state and local laws and regulations relating to our operations and products that could restrict the sale of certain products or result in enforcement actions by federal, state and local government agencies under applicable standards.
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
Human Capital Management
Employees
As of December 30, 2023, we employed a total of approximately 30,000 associates. Of these:
•substantially all were employed in the United States and on a full-time basis;
•approximately 69% of our associates were non-exempt, or paid on an hourly basis;

•approximately 6,300 of our associates were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations; and
•approximately 86% of our associates were working in “field” based roles within our broadline distribution, retail operations and broadline support business production facilities, with the remaining 14% working in shared service or corporate roles.
Collective Bargaining Agreements
As of December 30, 2023, we were party to 57 collective bargaining agreements (“CBAs”) covering 6,300, or 21%, of our associates working at 31 (or 41%) of our distribution facilities, 4 of our broadline support business production facilities and 23 of our cash and carry locations. During fiscal year 2023, 14 CBAs covering approximately 1,100 union associates were renegotiated. During fiscal year 2024, 16 CBAs covering approximately 1,200 union associates will be subject to renegotiation. While we have experienced work stoppages from time to time in the past, we generally believe we have good relations with both our union and non-union associates, and we strive to be a well-regarded employer in the communities in which we operate.
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
We continue to cultivate a culture of inclusion through training programs for our leaders and associates and by sponsoring ten Employee Resource Groups (“ERGs”): ADAPT - Ability and Disability Allies Partnering Together; BRIDGE - Black Resource for Inclusion, Diversity, Growth and Empowerment; Collective Asian Network; HOLA - Hispanic Organization for Leadership and Advancement; LINK-UP – Linking Information, Networks and Knowledge; Multigenerational Empowerment Resource Group for Employees; PACT - Parents and Caregivers Together; Pride Alliance; Those Who Serve - Military ERG; and WIN - Women in Network. These associate-led groups strengthen networking among colleagues and further personal and professional development.

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
Information about our Executive Officers
The section below provides information regarding our executive officers as of February 15, 2024:

Name	Age	Position
David E. Flitman	59	Chief Executive Officer
Dirk J. Locascio	51	Executive Vice President, Chief Financial Officer
Martha Ha	58	Executive Vice President, General Counsel and Corporate Secretary
Steven M. Guberman	59	Executive Vice President, Nationally Managed Business & Chief Transformation Officer
William S. Hancock	44	Executive Vice President, Chief Supply Chain Officer
David Poe	50	Executive Vice President, Chief Merchandising Officer
Randy J. Taylor	51	Executive Vice President, Field Operations and Local Sales
David A. Rickard	53	Executive Vice President, Strategy and Revenue Management
John A. Tonnison	55	Executive Vice President, Chief Information and Digital Officer
David Works	56	Executive Vice President, Chief Human Resources Officer
Mr. Flitman has served as the Chief Executive Officer since January 2023. Mr. Flitman previously served as Chief Executive Officer and a member of the board of directors of Builders FirstSource, Inc., serving in this role since April 2021. Prior to that, Mr. Flitman served as President and Chief Executive Officer and a member of the board of directors of BMC Stock Holdings, Inc. from August 2018 until its merger with Builders FirstSource. In addition, Mr. Flitman previously served as Executive Vice President of Performance Food Group Company and was President and Chief Executive Officer of its Performance Foodservice division from January 2015 to September 2018. From January 2014 to December 2014, Mr. Flitman served as Chief Operating Officer and President USA & Mexico of Univar Solutions Inc. Mr. Flitman joined Univar in December 2012 as President USA with additional responsibility for Univar’s Global Supply Chain & Export Services teams. From November 2011 to September 2012, he served as Executive Vice President and President of Water and Process Services at Ecolab Inc. and prior to that, from August 2008 to November 2011, Mr. Flitman served as Senior Executive Vice President of Nalco Holding Company until it was acquired by Ecolab in 2011. He also served as President of Allegheny Power System from February 2005 to July 2008. Before holding these executive positions, Mr. Flitman spent nearly twenty years in operational, commercial, and global business leadership positions at DuPont de Nemours, Inc. From July 2017 until November 2023, Mr. Flitman served as a member of the board of directors of Veritiv Corporation, where he served as the Chair of the Compensation and Leadership Development Committee.
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
Ms. Ha has served as Executive Vice President and General Counsel since September 2023 and Corporate Secretary since November 2023. Prior to joining US Foods, Ms. Ha served as Vice President, Chief Counsel - Corporate Governance, Mergers and Acquisitions and Cardiovascular Portfolio for Medtronic PLC from September 2016 to September 2023, where she was responsible for all corporate governance and securities matters, including ESG strategy and disclosures, shareholder and Board of Director matters and U.S. and Irish public company fillings and disclosures. Prior to joining Medtronic, she served as Vice President, Corporate Secretary and General Counsel - Corporate and International for DaVita Health Care Partners, Inc., where she spent nearly 5 years, from November 2011 to September 2016. Prior to joining DaVita, she served as Vice President, Corporate Secretary and Deputy General Counsel at W.W. Grainger, Inc until November 2011 and before joining Grainger, she was Associate General Counsel at Baxter Healthcare Corporation for over 9 years from January 2002 until June 2011. Prior to joining Baxter Healthcare, Ms. Ha was an attorney in the Office of the General Counsel at Arthur Andersen LLP and a partner at Bell, Boyd & Lloyd law firm.

Mr. Guberman has served as Executive Vice President, Nationally Managed Business since August 2016 and as Chief Transformation Officer since May 2023. Mr. Guberman served the Company as Chief Merchandising Officer from July 2015 to January 2017, Senior Vice President, Merchandising and Marketing Operations from January 2012 to July 2015 and Division President from August 2004 to December 2011. Mr. Guberman joined US Foods in 1991, originally as part of Kraft/Alliant Foodservice.
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
Mr. Poe has served as Executive Vice President, Chief Merchandising Officer since October 2023. Mr. Poe served the Company as Senior Vice President, Chief Merchant from March 2023 to October 2023, Senior Vice President of Category Management from October 2016 to March 2023 and Vice President of Category Management from December 2015 to March 2023. Prior to joining US Foods, Mr. Poe served as Vice President of Sourcing of Premier Inc. from March 2014 to December 2015, where he was responsible for leading foodservice sourcing efforts. Prior to joining Premier Inc, he served as Vice President of Category Management for US Foods from November 2013 to March 2014.
Mr. Taylor has served as Executive Vice President, Field Operations and Local Sales since October 2023. Mr. Taylor served the Company as Executive Vice President, Field Operations from May 2023 to October 2023, Region President - Southeast from September 2016 to May 2023, Senior Vice President, Field Operations Deployment from August 2015 to September 2016, Division President from April 2010 to August 2015, Senior Vice President from January 2010 to April 2010 and Vice President, Finance from September 2005 to January 2010.
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
The U.S. foodservice distribution industry is sensitive to national, regional and local economic conditions. An uneven level of general U.S. economic activity, uncertainty in the financial markets, inflation, and supply chain disruptions could have an adverse impact on consumer confidence and discretionary spending. A decline in economic activity or the frequency and amount spent by consumers for food prepared away from home, as well as other macroenvironmental factors that could decrease general consumer confidence (including deteriorating economic conditions, heightened volatility in the financial markets, inflationary pressure, an uncertain political environment and supply chain disruptions, such as those the global economy is currently facing), may negatively impact our business, financial condition and results of operations. The extent of any such effects on our business, financial condition and results of operations depends in part on the magnitude and duration of such conditions, which cannot be predicted at this time.
Our business is a low-margin business, and our profitability and results of operations are directly affected by cost deflation or inflation, commodity volatility and other factors.
The U.S. foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile commodity costs have a direct impact on our industry. We make a significant portion of our sales at prices that are based on the cost of products we sell, plus a margin percentage or markup. As a result, our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation, or periods of rapid inflation, may negatively impact our results of operations as a result of decreased discretionary consumer spending. Such inflation may also reduce our profit margins and earnings if there is a lag between when costs increase and when we are able to pass it along to customers or if product cost increases cannot be passed on to customers because they resist paying higher prices.
Competition in our industry is intense, and we may not be able to compete successfully, which may have an adverse impact on our business, financial condition and results of operations.
The U.S. foodservice distribution industry is highly competitive, with national, multi-regional, regional and local distributors and specialty competitors. Regional and local companies may align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. Such changes may occur particularly during periods of economic uncertainty or significant inflation. These distributors may also rely on local presence as a source of competitive advantage, and they may have a lower cost to serve and other competitive advantages due to geographic proximity. Additionally, adjacent competition, such as other cash-and-carry operations, commercial wholesale outlets, warehouse clubs and grocery stores, continue to serve the commercial foodservice market. We also experience competition from online direct food wholesalers and other retailers. We generally do not have exclusive distribution agreements with our customers, and they may switch to other distributors that offer lower prices or differentiated products or customer service. The cost of switching distributors is very low, as are the barriers to entry into the U.S. foodservice distribution industry. We believe most purchasing decisions in the U.S. foodservice distribution industry are based on the type, quality and price of the product and a distributor’s ability to completely and accurately fill orders and provide timely deliveries. Disruptions caused by macroeconomic conditions, inflationary pressure, supply chain disruptions, geopolitical events and labor shortages that impact our ability to completely and accurately fill orders and provide timely deliveries of quality products at competitive prices may have an adverse impact on our business, financial condition and results of operations.
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
Further, some of our customers purchase their products under arrangements with GPOs. GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us. Our customers who are members of GPOs purchase products directly from us on the terms negotiated by their GPO. GPOs use the combined purchasing power of their members to negotiate more favorable prices than their members would typically be able to negotiate on their own, and we have experienced some pricing pressure from customers that associate themselves with a GPO. While no single customer represented more than 2% of our total net sales in fiscal year 2023, approximately 23% of our net sales in fiscal year 2023 were made to customers under terms negotiated by GPOs (including approximately 14% of our net sales in fiscal year 2023 that were made to customers that are members of one GPO). If an independent restaurant customer becomes a member of a GPO that has a contract with us, we may be forced to lower our prices to that customer, which would negatively impact our operating margin. In addition, if we are unable to maintain our relationships with GPOs, or if GPOs are able to negotiate more favorable terms for their members with our competitors, we could lose some or all of that business.
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
We may fail to increase or maintain the highest margin portions of our business, including sales to independent restaurant customers and sales of our private label products, which could have an adverse impact on our business, financial condition and results of operations.
Our most profitable customers are independent restaurants. We tend to work closely with independent restaurant customers, providing them access to our customer value-added tools, and as a result are able to earn a higher operating margin on sales to them. These customers are also more likely to purchase our private label products, which are our most profitable products. Our ability to continue to gain market share of independent restaurant customers is critical to achieving increased operating profits. Changes in the buying practices of independent restaurant customers, including their ability to require us to sell to them at discounted rates, or decreases in our sales to this type of customer or a decrease in the sales of our private label products in general could have a material adverse impact on our profitability. A pandemic or recession could result in a substantial disruption in many of our independent restaurant customers’ operations and, in some cases, permanent closures of restaurants. Loss of business as a result of a pandemic or recession and its negative economic impact could change the buying practices of our independent restaurant customers and may also result in additional permanent closures of restaurants, which could have an adverse impact on our business, financial condition and results of operations.

We may be unable to achieve some or all of the benefits that we expect from our cost savings initiatives, any of which could adversely affect our business, financial condition and results of operations.
We may not be able to realize some or all of our expected cost savings from our various cost savings initiatives. A variety of factors could cause us not to realize expected cost savings, including, among others, delays in the anticipated timing of activities related to our cost savings initiatives, lack of sustainability in cost savings over time, and unexpected costs associated with operating our business. All of these factors could adversely affect our business, financial condition and results of operations.
Fuel costs fluctuate, which may adversely affect our business, financial condition and results of operations.
Fuel costs related to outbound deliveries approximated $191 million during fiscal year 2023. Higher costs of fuel may negatively affect consumer confidence and discretionary spending. This may reduce the frequency and amount spent by consumers for food prepared away from home. In addition, higher costs of fuel may increase the price we pay for products and the costs we incur to deliver products to our customers. We require significant quantities of fuel for our vehicle fleet, and the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Although, from time to time, we enter into forward purchase commitments for some of our fuel requirements at prices equal to the then-current market price, these forward purchases may prove ineffective in protecting us from changes in fuel prices or even result in us paying higher than market costs for part of our fuel. In addition, the use of such derivative instruments may expose us to the risk that our counterparties fail to perform their obligations, which could result in financial losses. Furthermore, there is no guarantee that we will be able to pass along increased fuel costs to customers in the future. Each of these factors may, in turn, adversely affect our sales, margins, operating expenses, and operating results.
Changes in consumer eating habits or diets may reduce demand for our products and adversely affect our business, financial condition and results of operations.
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
In addition, from time to time we establish and publicly announce goals and commitments related to corporate social responsibility matters, including those related to reducing our impact on the environment. For example, in 2022, we established goals for the reduction of GHG emissions, which include a target of reducing our absolute Scope 1 and 2 GHG emissions by 32.5% by 2032 from a 2019 base year. Additionally, in 2023, we established a goal for 67% of our suppliers by emissions covering purchased goods and services to have science-based climate targets by 2027. Our ability to meet these and other related goals depends in part on significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions, including electric and other alternative fuel vehicles as well as alternative energy sources, which may not be developed or be available to us in the timeframe needed to achieve these goals. In addition, we may determine that it is in our best interests to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic, regulatory or social factors, business strategy or other factors. If we do not meet our publicly stated goals, then we may experience a negative reaction from the media, stockholders, activists and other interested stakeholders, and any perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. While we remain committed to being responsive to climate change and reducing our carbon footprint, there can be no assurance that our goals and strategic plans to achieve those goals will be successful, that the costs related to climate transition will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our business, financial condition and results of operations.
Impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets could adversely affect the Company’s financial condition and results of operations.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate an asset may be impaired. Relevant factors, events and circumstances that affect the fair value of goodwill and indefinite-lived intangible assets may include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, the Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the third quarter of fiscal year 2023 with no impairments noted. Impairment analysis requires significant judgment by management and is sensitive to changes in key assumptions used, such as future cash flows, discount rates and growth rates as well as current market conditions in both the United States and globally. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional future impairment charges, which could be material. For more information on the goodwill assessment, see the section captioned “Valuation of Goodwill and Other Intangible Assets” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9, Goodwill and Other Intangibles, in our consolidated financial statements.
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
If the products we distribute are alleged to cause injury, illness or other damage or to fail to comply with applicable governmental regulations, we may need to recall or withdraw products.
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
We may experience product liability claims, which could adversely affect our business, financial condition and results of operations.
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

Risks Relating to Human Capital Management
We face risks related to labor relations, increased labor costs and the availability of qualified labor, any of which could have an adverse effect on our business, financial condition and results of operations.
We employed approximately 30,000 associates as of December 30, 2023, of which approximately 6,300 were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Any failure to effectively negotiate CBAs could result in work stoppages. From time to time, we may face increased efforts to subject us to multi-location labor disputes, as individual labor agreements expire or labor disputes arise. This would place us at greater risk of being unable to continue to operate one or more facilities, possibly delaying deliveries, or not allowing customers to purchase our products, causing customers to seek alternative distributors or retail locations, or otherwise being materially adversely affected by labor disputes. When there are labor related issues at a facility represented by a local union, sympathy strikes may occur at other facilities that are represented by other local unions. While we generally believe we have good relations with our associates, including the unions that represent some of our associates, a work stoppage due to a failure to renegotiate union contracts or for other reasons could have a material adverse effect on our business, financial condition and results of operations.
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
We may be unable to attract or retain a qualified and diverse workforce, which could adversely affect our business, financial condition and results of operations.
A labor shortage or increased employee turnover, caused by general macroeconomic factors, could potentially increase labor costs, reduce our profitability and/or decrease our ability to effectively serve customers. If a material number of our employees are unable to work or terminate their employment, or become ill at one point in time, our business operations may be adversely affected.
The success of our business depends on our ability to attract, train, develop and retain a highly skilled and diverse workforce. We rely heavily on our front-line associates, particularly warehouse workers and drivers, and any significant shortage of qualified labor amongst our front-line associates could adversely affect our business. Recruiting and retention efforts (particularly with respect to driver and warehouse personnel) and actions to increase productivity may not be successful, and we could encounter a shortage of qualified employee talent in the future. Shortages of, and increased competition for, qualified employees may result in increased labor costs and could decrease our ability to serve our customers effectively. Additionally, if our employees are unable to work for any reason, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with any future pandemics, we could face additional shortages of qualified labor and higher labor costs. Any prolonged labor shortage or period of high employee turnover could have an adverse impact on our productivity and have an adverse effect on our business, financial condition and results of operations.
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

Risks Relating to Our Indebtedness
Our level of indebtedness may adversely affect our financial condition and our ability to raise additional capital or obtain financing in the future, react to changes in our business and make required payments on our debt.
We had $4.7 billion of indebtedness outstanding, as of December 30, 2023.
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
•we are exposed to the risk of increased interest rates because approximately 30% of the net principal amount of our indebtedness accrued interest at variable rates of interest as of December 30, 2023;
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
The theft, destruction, loss, misappropriation, or release of secured data or interference with the networks and systems on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage, which in turn could adversely affect our business, financial condition and results of operations. While we have implemented measures such as implementing cybersecurity policies, training our employees and monitoring our information technology systems, to prevent security breaches, disruptions or other system failures, our preventative measures and incident response efforts may not be entirely effective. The cost to remediate damages to our information technology systems suffered as a result of a cyberattack or other unauthorized access to secured data could be significant.
Cyberattacks have been occurring globally at a more frequent rate and are rapidly and continually evolving, making them more difficult to detect and protect against. Additionally, continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattacks. While cyberattackers have threatened and attempted to breach our security and access the information stored in our information systems, no incident has been material or had a material impact on our business or financial condition. However, there is a risk that we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents. Although we maintain insurance that may, subject to policy terms and conditions, cover certain cyber incidents, it may be insufficient to cover all losses.
In addition, in the event our suppliers or customers experience a breach or system failure, cyberattack or other security breach, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business, financial condition and results of operations.
Our failure to comply with data privacy regulations could adversely affect our business.
There are new and emerging data privacy laws, as well as frequent updates and changes to existing data privacy laws, in the jurisdictions in which we operate. Given the complexity of these laws and the requirements they place on businesses regarding the collection, storage, handling, use, disclosure, transfer and security of personal data, it is important for us to understand their impact and respond accordingly. Failure to comply with data privacy laws can result in substantial fines or penalties, legal liability and reputational damage. Several U.S. states have enacted (and additional U.S. states are considering enacting) stringent consumer privacy laws, which may impose varying standards and requirements on our data collection, use and processing activities. Continued state by state introduction of privacy laws can be expected to lead to significantly greater complexity in our compliance requirements, which could result in complaints from data subjects and/or action from regulators. If we do not provide sufficient resources to ensure we are able to respond, adapt and implement the necessary requirements to respond to the various forthcoming changes, which could include federal data privacy requirements, our reputation could be adversely impacted and we could face exposure to fines levied by regulators, which could have an adverse effect on our business.
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
Risks Relating to Acquisitions
We may fail to realize the expected benefits of acquisitions or effectively integrate the businesses we acquire, which may adversely affect our business, financial condition and results of operations.
Historically, a portion of our growth has come through acquisitions. In 2023, we completed two acquisitions - the acquisition of substantially all of the assets of Renzi Bros., Inc. and the acquisition of substantially all of the assets of Saladino’s, Inc.
If we are unable to successfully execute on acquisitions in the future, integrate acquired businesses successfully or realize anticipated synergies from acquisitions in a timely manner, we may not realize our projected return on investment and our business, financial condition and results of operations may be adversely affected. Integrating acquired businesses may be more difficult in a region or market where we have limited expertise or with a company culture or operating structure different than ours. A significant acquisition, in terms of geography or magnitude, could strain our leadership’s attention and our administrative and operational resources. We also may be unable to retain qualified management and other key personnel of the acquired businesses, that may be necessary to integrate acquired businesses successfully or realize anticipated synergies in a timely manner.
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
General Risk Factors

Changes in applicable tax laws and regulations and the resolution of tax disputes may adversely affect our business, financial condition and results of operations.
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
The Company’s Amended and Restated Certificate of Incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, agent or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or director, officer, employee, agent or stockholder of the Company arising pursuant to any provision of the Delaware General Corporate Law, the Company’s Amended and Restated Certificate of Incorporation or the Bylaws of the Company, or (iv) any action asserting a claim against the Company or director, officer, employee, agent or stockholder of the Company governed by the internal affairs doctrine, in each case subject to the court having jurisdiction over indispensable parties named as defendants. Moreover, under the Company’s Amended and Restated Certificate of Incorporation and Bylaws, unless we consent in writing to the selection of an alternative forum, the federal courts of the United States of America, to the fullest extent permitted by law, shall be the sole and exclusive forum for the resolution of any action asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in our capital stock is deemed to have received notice of and consented to provisions of the forum selection clause.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy

We invest in a comprehensive cybersecurity program that applies a recognized framework, utilizes industry standard tools, relies on expert partners, connects associates across the organization and leverages communication to protect our systems and our data.

Our cybersecurity program is designed to protect the confidentiality, integrity and availability of critical assets and information, using a proactive and risk-based approach. We utilize the National Institute of Standards and Technology (“NIST”) Cyber Security Framework to define and regularly reassess our cybersecurity program. The NIST framework is structured around five commonly defined stages (Identify, Protect, Detect, Recover and Respond) and is a comprehensive approach to information and cybersecurity risk management. Our policies, including our Information Security Policy and Privacy Policy, and procedures are designed to align with industry best practices and comply with regulatory requirements. We align our payment processing policies and procedures with industry security standards, including the Payment Card Industry Data Security Standard. Throughout the year, we conduct targeted audits and assessments, using internal and external resources, of certain aspects of our information security systems. We have developed and implemented a comprehensive program designed to protect the confidentiality of sensitive information, ensure the integrity of critical data and automated processes, and safeguard the availability of our information technology capabilities.

Moreover, we have implemented appropriate policies, processes, and technology to reduce the likelihood or impact of a breach, either at US Foods or through any third-party service provider, and have appropriate cyber insurance coverage through a standalone cyber policy. Our comprehensive cybersecurity program leverages technology, third-party expertise and trained personnel to provide whole-enterprise governance, collaboration for 24-hour monitoring, threat detection and incident response (whether an incident were to occur at US Foods or involving a third-party provider) and network, cloud and mobile security. We partner with security firms to manage our security incident and event management, identify external threats, perform penetration testing, complete security assessments and support incident response. These relationships are evaluated and benchmarked regularly to ensure quality resourcing to augment our internal staff and provide insight into emerging risks inside and outside the foodservice industry. Information obtained from these processes is shared directly with our Internal Audit and Legal functions to ensure cybersecurity policies, processes, threat detection and incident response are accurately captured as part of our broader enterprise risk management systems and processes. We have developed and continually evolve our privacy and security policies to promote organizational accountability for privacy, data governance, and data protection across our business and with our collaborative partners and suppliers.

In addition, we have an employee awareness program to regularly educate our workforce on the cybersecurity risks they face and how they can operate safely. We provide all associates that have network access with annual data-security training. Our training and education programs include specialized training for associates handling confidential information, information security awareness training, periodic anti-phishing campaigns, one-click email-enabled phish alert reporting functionality and advisory emails on emerging threats.

To date, we have not experienced any cybersecurity incidents that materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition.

Governance Framework

Under the oversight of the Audit Committee of our Board of Directors, our cybersecurity function is managed by our Technology and Innovation team, led by our Senior Vice President, Chief Information Security Officer, Sara Schmidt, with support from the Internal Audit and Legal functions. Ms. Schmidt has served in the role since 2022. Before joining US Foods, Ms. Schmidt served as Chief Information Security Officer for Farmers Insurance, a national insurance company, from 2019 to 2022, and various other positions from 2015 to 2019. Ms. Schmidt began her career as a cryptography analyst with the National Security Agency, learning best practices and tactics to be an effective hacker and defender. After eight years with the NSA, she transitioned into the private sector, joining Perrigo Company from 2011 to 2015, before joining Farmers Insurance.

Ms. Schmidt and other members of Company management provide an annual cybersecurity report to our Board of Directors and quarterly reports to our Audit Committee, which reports include a review of potential threats and vulnerabilities.

We are aware that we must continuously evolve our controls to address new threats, adhere to changing laws and standards, and reduce the risk associated with the introduction of new, innovative technology. While all of our employees play a part in information security, cybersecurity, and data privacy, oversight responsibility is shared by the Board, its committees, and management, as further highlighted below.

Responsible Party	Oversight Area for Cybersecurity and Privacy Matters
Board
Participates in regular reviews and discussions dedicated to the Company’s risks related to the protection of our data and systems, including cybersecurity and privacy. Receives periodic updates from external advisors regarding cybersecurity risk management and reporting.

Audit Committee
Primarily responsible for overseeing the Company’s risk management program related to cybersecurity. The Audit Committee provides feedback on the Company’s framework for assessing, prioritizing and mitigating cybersecurity risk and receives periodic updates based on this framework, including from third-party and internal audit assessments. Receives periodic updates from external advisors regarding cybersecurity risk management and reporting.

Disclosure Committee
The Disclosure Committee, which consists of individuals from our legal, accounting, finance and investor relations groups, provides general oversight in the area of cybersecurity and privacy, and is responsible for making disclosure determinations regarding cybersecurity incidents. The Disclosure Committee also receives periodic updates from the Chief Information Security Officer regarding threat detection and incident response.

Management
Responsible for designing, implementing and managing the Company’s framework for assessing, prioritizing and mitigating cybersecurity risk. Manages the Company’s privacy program. Responds to incidents and issues in a timely manner, and elevates emergent risks or incidents to the Disclosure Committee. Provides periodic updates to the Board, the Audit Committee and the Disclosure Committee, as applicable.

Item 2. Properties
As of the date of this report, we operated (i) 74 distribution facilities (consisting of more than 20,000,000 square feet), 57 of which are owned, (ii) 90 cash and carry locations (consisting of more than 2,000,000 square feet), all of which are leased, and (iii) 13 broadline support business production facilities (consisting of more than 1,000,000 square feet), 9 of which are owned. The leases related to these facilities expire at various dates from 2024 to 2040, although some provide options for us to renew. The table below lists the aggregate square footage, by state for these operating facilities.

Location	Number of Facilities	Square Feet
Alabama	2	458,304
Alaska	1	131,285
Arizona	4	493,116
Arkansas	1	135,009
California	28	2,722,565
Colorado	2	501,427
Connecticut	1	239,899
Florida	5	1,173,162
Georgia	2	691,017
Idaho	6	121,644
Illinois	3	528,295
Indiana	1	233,784
Iowa	1	114,250
Kansas	1	350,859
Louisiana	1	207,200
Michigan	1	276,003
Minnesota	2	414,963
Mississippi	1	287,356
Missouri	3	602,947
Montana	4	259,198
Nebraska	2	246,430
Nevada	5	895,956
New Hampshire	1	533,237
New Jersey	3	1,073,375
New Mexico	1	133,486
New York	4	533,408
North Carolina	4	1,024,923
North Dakota	2	221,314
Ohio	3	501,894
Oklahoma	2	345,559
Oregon	22	775,146
Pennsylvania	4	980,417
South Carolina	7	1,423,859
Tennessee	2	602,270
Texas	5	1,011,380
Utah	3	308,833
Virginia	4	878,257
Washington	31	1,580,339
West Virginia	1	220,537
Wisconsin	1	172,826
Total	177	23,405,729

Owned		16,411,888	70%
Leased		6,993,841	30%
In addition, we lease our corporate headquarters in Rosemont, Illinois (consisting of more than 250,000 square feet). We believe that, in the aggregate, our real estate is suitable and adequate to serve the needs of our business.

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
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “USFD”. There were 20,364 holders of record of our common stock as of February 9, 2024. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have not paid any dividends on our common stock since our common stock began trading publicly in 2016.
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
During the 52 weeks ended December 30, 2023, the Company’s Board of Directors declared dividends on the shares of the Series A Preferred Stock outstanding on March 31, 2023. The Company paid cash dividends in the aggregate of $7 million on the shares of the Series A Preferred Stock. See Note 14, Convertible Preferred Stock, in our consolidated financial statements for further information.
Share Repurchase Program
On November 2, 2022, our Board of Directors approved, and we publicly announced, a Share Repurchase Program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. At December 30, 2023, there was approximately $192 million in remaining funds authorized under this program. For the year ended December 30, 2023, the Company repurchased 7,396,224 shares at an aggregate purchase price of approximately $294 million under the program.
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
The following table summarizes repurchases of US Foods common stock in the three months ended December 30, 2023:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 through November 4, 2023	534,846	$37.41	534,846	$237
November 5, 2023 through December 2, 2023	698,397	42.96	698,397	207
December 3, 2023 through December 30, 2023	338,830	44.27	338,830	$192
Total	1,572,073	$41.35	1,572,073

Stock Performance Graph
The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 Index and the S&P 500 Food and Staples Retailing Index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of such indices on December 30, 2018 (the beginning of our fiscal year) and the reinvestment of dividends, as applicable. Performance data for the Company, the S&P 500 Index and the S&P 500 Food and Staples Retailing Index is provided as of the last trading day of each of our last five fiscal years.

Stock Performance
US Foods Holding Corp.
S&P 500
S&P Food and Staples Retailing
Index Value
$250
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
$207
$144
$138

	12/29/18	12/28/19	01/02/21	01/01/22	12/31/22	12/30/23
US Foods Holding Corp.	$100	$132	$105	$110	$108	$144
S&P 500	100	131	156	200	164	207
S&P Food and Staples Retailing Index	100	107	120	127	122	138

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
The following includes a comparison of our consolidated results of operations for fiscal years 2023 and 2022. For a comparison of our consolidated results of operations for fiscal years 2022 and 2021, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 16, 2023.
Overview
We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of GREAT FOOD. MADE EASY.™, which is centered on providing customers with the innovative products, business support and technology solutions they need to operate their businesses profitably. Net sales increased 4.5%, driven by case volume growth. Total case volumes increased 4.4% compared to the prior year driven by a 6.9% increase in independent restaurant case volume, a 7.2% increase in healthcare volume and a 8.9% increase in hospitality volume, offset by a 2.1% decrease in chain volume. Total organic case volume increased 3.9% which includes 6.4% organic independent restaurant case volume growth.
Operating Metrics
Case growth—Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume is included within the new classification. Independent restaurant case volumes exclude the impacts of CHEF’STORE, which is recorded as other case volume.
Organic growth—Organic growth includes growth from operating businesses that have been reflected in our results of operations for at least 12 months.
Fiscal Year 2023 Highlights
Financial Highlights—Total case volume increased 4.4% and independent restaurant case volume increased 6.9% in fiscal year 2023. Total organic case volume increased 3.9% in fiscal year 2023. Net sales increased $1,540 million, or 4.5%, in fiscal year 2023 primarily due to case volume growth.
Gross profit increased $656 million, or 11.9%, to $6,148 million in fiscal year 2023, primarily as a result of an increase in total case volume, cost of goods sold optimization, increased freight income from improved inbound logistics and optimized pricing. As a percentage of net sales, gross profit was 17.3% in fiscal year 2023, compared to 16.1% in fiscal year 2022.
Total operating expenses increased $233 million, or 4.8%, to $5,131 million in fiscal year 2023. The increase was primarily due to increased total case volume and higher seller compensation costs, partially offset by lower distribution cost per case from cost savings initiatives including routing improvements and focused efforts positively impacting labor turnover and productivity as well as lower fuel costs.

Results of Operations
The following table presents selected consolidated results of operations of our business for fiscal years 2023, 2022 and 2021:

	Fiscal Year
	2023	2022	2021
	(in millions)
Consolidated Statements of Operations:
Net sales	$35,597	$34,057	$29,487
Cost of goods sold	29,449	28,565	24,832
Gross profit	6,148	5,492	4,655
Operating expenses:
Distribution, selling and administrative costs	5,117	4,886	4,220
Restructuring costs and asset impairment charges	14	12	11
Total operating expenses	5,131	4,898	4,231
Operating income	1,017	594	424
Other income—net	(6)	(22)	(26)
Interest expense—net	324	255	213
Loss on extinguishment of debt	21	—	23
Income before income taxes	678	361	214
Income tax provision	172	96	50
Net income	506	265	164
Series A Preferred Stock dividends	(7)	(37)	(43)
Net income available to common shareholders	$499	$228	$121
Net income per share:
Basic	$2.09	$1.02	$0.55
Diluted	$2.02	$1.01	$0.54
Weighted-average number of shares used in per share amounts:
Basic	239	224	222
Diluted	250	226	225
Percentage of Net Sales:
Gross profit	17.3%	16.1%	15.8%
Operating expenses	14.4%	14.4%	14.3%
Operating income	2.9%	1.7%	1.4%
Net income	1.4%	0.8%	0.6%
Adjusted EBITDA(1)	4.4%	3.8%	3.6%
Other Data:
Cash flows—operating activities	$1,140	$765	$419
Cash flows—investing activities	(495)	(255)	(262)
Cash flows—financing activities	(587)	(447)	(837)
Capital expenditures	309	265	274
EBITDA(1)	1,397	988	805
Adjusted EBITDA(1)	1,559	1,310	1,057
Adjusted Net Income (1)	658	538	388
Free Cash Flow(2)	831	500	145
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	Fiscal Year
	2023	2022	2021
	(in millions)
Net income available to common shareholders	$499	$228	$121
Series A Preferred Stock dividends (see Note 14)	(7)	(37)	(43)
Net income	506	265	164
Interest expense—net	324	255	213
Income tax provision	172	96	50
Depreciation expense	349	327	323
Amortization expense	46	45	55
EBITDA	1,397	988	805
Adjustments:
Restructuring costs and asset impairment charges(1)	14	12	11
Share-based compensation expense(2)	56	45	48
LIFO reserve adjustment(3)	(1)	147	165
Loss on extinguishment of debt(4)	21	—	23
Business transformation costs(5)	28	52	22
COVID-19 bad debt benefit(6)	—	—	(15)
COVID-19 other related expenses(7)	—	—	3
Business acquisition and integration related costs and other(8)	44	66	(5)
Adjusted EBITDA	1,559	1,310	1,057
Depreciation expense	(349)	(327)	(323)
Interest expense—net	(324)	(255)	(213)
Income tax provision, as adjusted(9)	(228)	(190)	(133)
Adjusted Net Income	$658	$538	$388
Cash flow
Cash flows from operating activities	$1,140	$765	$419
Capital expenditures	(309)	(265)	(274)
Free Cash Flow	$831	$500	$145
(1)    Consists primarily of non-CEO severance and related costs associated with organizational realignment and other impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Includes early redemption premium and the write-off of certain pre-existing debt issuance costs. See Note 11, Debt, in our consolidated financial statements for additional information.
(5)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable construction or technology. For fiscal year 2023, business transformation costs related to projects associated with information technology infrastructure initiatives. For fiscal year 2022, business transformation costs consist of new facility openings, supply chain strategy improvements, and information technology infrastructure initiatives.
(6)    Includes the changes in the reserve for doubtful accounts expense reflecting the collection risk associated with our customer base as a result of the COVID-19 pandemic.
(7) Includes COVID-19 related costs that we are permitted to add back under certain agreements governing our indebtedness.
(8)    Includes: (i) aggregate acquisition and integration related costs of $41 million for fiscal year 2023 and $22 million for both fiscal years 2022 and 2021 (ii) contested proxy and related legal and consulting costs of $21 million for fiscal year 2022; (iii) CEO severance of $5 million for fiscal year 2022; (iv) favorable legal settlement recoveries of $29 million for fiscal year 2021; and (v) other gains, losses or costs that we are permitted to add back for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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

A reconciliation between the GAAP income tax provision (benefit) and the income tax provision, as adjusted, is as follows:

	Fiscal Year
	2023	2022	2021
	(in millions)
GAAP income tax provision	$172	$96	$50
Tax impact of pre-tax income adjustments	48	89	74
Discrete tax items	8	5	9
Income tax provision, as adjusted	$228	$190	$133
Comparison of Results
Fiscal Years Ended December 30, 2023 and December 31, 2022
Highlights
•Net income was $506 million in fiscal year 2023, compared to net income of $265 million in fiscal year 2022.
•Adjusted EBITDA increased $249 million, or 19.0%, to $1,559 million in fiscal year 2023. As a percentage of net sales, Adjusted EBITDA was 4.4% in fiscal year 2023, as compared to 3.8% in fiscal year 2022.
•Net sales increased $1,540 million, or 4.5% to $35,597 million in fiscal year 2023.
•Total case volume increased 4.4% and independent restaurant case volume increased 6.9% in fiscal year 2023.
•Total organic case volume increased 3.9% and organic independent restaurant case volume increased 6.4%.
•Operating income was $1,017 million in fiscal year 2023, compared to operating income of $594 million in fiscal year 2022. As a percentage of net sales, operating income was 2.9% in fiscal year 2023, as compared to 1.7% in fiscal year 2022.
Net Sales
Total case volume increased 4.4% driven by a 6.9% increase in independent restaurant case volume, a 7.2% increase in healthcare volume and a 8.9% increase in hospitality volume, offset by a 2.1% decrease in national chain volume. Total organic case volume increased 3.9% and organic independent restaurant case volume increased 6.4%.
Net sales increased $1,540 million, or 4.5%, to $35,597 million in fiscal year 2023, comprised of a $1,330 million, or 4.4%, increase in total case volume. Sales of private brands represented approximately 34% of net sales in both 2023 and 2022.
Gross Profit
Gross profit increased $656 million, or 11.9%, to $6,148 million in fiscal year 2023, primarily as a result of an increase in total case volume, cost of goods sold optimization, increased freight income from improved inbound logistics and optimized pricing. Our LIFO method of inventory costing resulted in a gain of $1 million in fiscal year 2023, compared to an expense of $147 million in fiscal year 2022. Gross profit as a percentage of net sales was 17.3% in fiscal year 2023, compared to 16.1% in fiscal year 2022, primarily driven by increased case volume and a decrease in LIFO expense in fiscal year 2023 as compared to fiscal year 2022.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring costs and asset impairment charges, increased $233 million, or 4.8%, to $5,131 million in fiscal year 2023. Operating expenses as a percentage of net sales were 14.4% in fiscal year 2023, compared to 14.4% in fiscal year 2022. The increase in operating expenses was primarily due to increased total case volume and higher seller compensation costs, partially offset by lower distribution cost per case from cost savings initiatives including routing improvements and focused efforts positively impacting labor turnover and productivity as well as lower fuel costs.
Operating Income
Our operating income was $1,017 million in fiscal year 2023, compared to operating income of $594 million in fiscal year 2022. Operating income as a percentage of net sales was 2.9% in fiscal year 2023, compared to 1.7% in fiscal year 2022. The increase in operating income was due to the factors discussed in the relevant sections above.

Other Income—Net
Other income—net includes components of net periodic benefit costs (credits), exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $6 million and $22 million in fiscal years 2023 and 2022, respectively. The decrease in other income—net in 2023 is primarily due to a decrease in the expected return on assets and the value of pension assets compared to fiscal year 2022.
Interest Expense—Net
Interest expense—net increased $69 million in fiscal year 2023, primarily due to an increase in interest rates, partially offset by lower outstanding debt in fiscal year 2023 compared to fiscal year 2022.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $21 million in fiscal year 2023 due to the early redemption of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Senior Notes due 2025”). There was no gain or loss on extinguishment of debt in fiscal year 2022.
Income Taxes
Our effective income tax rate for fiscal year 2023 of 25% varied from the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included an aggregate tax benefit of $11 million consisting of a tax benefit of $5 million related to excess tax benefits associated with share-based compensation, a tax benefit of $3 million related to a decrease in an unrecognized tax benefit, and a tax benefit of $3 million, primarily related to adjustments to prior year tax provision estimates.
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
Net Income
Our net income was $506 million in fiscal year 2023, compared to $265 million in fiscal year 2022. The increase in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of December 30, 2023, the Company had approximately $2.0 billion in cash and available liquidity.
Indebtedness
The aggregate carrying value of our indebtedness was $4,674 million, net of $34 million of unamortized deferred financing costs, as of December 30, 2023.
We had no outstanding borrowings and had issued letters of credit totaling $567 million under the ABL Facility as of December 30, 2023. There was remaining capacity of $1,733 million under the ABL Facility based on our borrowing base as of December 30, 2023.
The Company’s 6.875% Senior Notes due 2028 ( the “Unsecured Senior Notes due 2028”) had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs, as of December 30, 2023.
The Company’s 4.75% Senior Notes due 2029 (the “Unsecured Senior Notes due 2029”), had an outstanding balance of $894 million, net of $6 million of unamortized deferred financing costs, as of December 30, 2023.
The Company’s 4.630% Senior Notes due 2030 (the “Unsecured Senior Notes due 2030”) had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of December 30, 2023.
The Company’s 7.250% Senior Notes due 2032 ( the “Unsecured Senior Notes due 2032”) had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs, as of December 30, 2023.
The incremental senior secured term loan borrowed in September 2019 (the “2019 Incremental Term Loan Facility”) had a carrying value of $1,105 million, net of $11 million of unamortized deferred financing costs, as of December 30, 2023.
The incremental senior secured term loan borrowed in November 2021 (the “2021 Incremental Term Loan Facility”) had a carrying value of $718 million, net of $3 million of unamortized deferred financing costs, as of December 30, 2023.

The Amended and Restated Term Loan Credit Agreement, dated as of June 27, 2016 (as amended, the “Term Loan Credit Agreement”) provides USF with the 2019 Incremental Term Loan Facility and 2021 Incremental Term Loan Facility.
We also had $463 million of obligations under financing leases for transportation equipment and building leases as of December 30, 2023.
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
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. For additional information, see Item 1A of Part I, “Risk Factors-Risks Relating to Our Indebtedness.” USF had approximately $2.0 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of December 30, 2023.
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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for fiscal years 2023 and 2022:

	Fiscal Year
	2023	2022
	(in millions)
Net income	$506	$265
Changes in operating assets and liabilities	117	43
Other adjustments	517	457
Net cash provided by operating activities	1,140	765
Net cash used in investing activities	(495)	(255)
Net cash used by financing activities	(587)	(447)
Net increase in cash, cash equivalents and restricted cash	58	63
Cash, cash equivalents and restricted cash—beginning of year	211	148
Cash, cash equivalents and restricted cash—end of year	$269	$211
Operating Activities
Cash flows provided by operating activities increased $375 million to $1,140 million in fiscal year 2023 driven by higher net income and changes in operating assets and liabilities. Net cash provided by operating activities in fiscal year 2022 benefited from a reduction in working capital needs.
Investing Activities
Cash flows used in investing activities in fiscal years 2023 and 2022 included cash expenditures of $309 million and $265 million, respectively, and related to investments in information technology, new construction and expansion of distribution facilities and property and equipment for fleet replacement. Cash flows used in investing activities in fiscal year 2023 also included $140 million cash purchase price for the acquisition of Renzi Food Service and $56 million cash purchase price for the acquisition of Saladino’s.

We expect total cash capital expenditures in fiscal year 2024 to be between $325 million and $375 million. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used in financing activities in fiscal year 2023 included $125 million of scheduled payments under our Term Loan Facilities and financing leases, $1 billion for refinancing of the Secured Senior Notes due 2025, $10 million of financing fees related to the refinancing, $65 million of voluntary prepayments of our 2021 Incremental Term Loan Facility, $120 million of voluntary prepayments of our 2019 Incremental Term Loan Facility, $3 million associated with interest rate cap purchases and $7 million of dividends on our Series A Preferred Stock. Financing activities in fiscal year 2023 also included $294 million of common stock repurchased under the Share Repurchase Program, $24 million of proceeds received from stock purchases under our employee stock purchase plan and $26 million of proceeds from the exercise of employee stock options, which were offset by $12 million of employee tax withholdings paid in connection with the vesting of stock awards.
We incurred approximately $26 million of lender fees and third-party costs in connection with our issuance of the Unsecured Senior Notes due 2028 and the Unsecured Senior Notes due 2032, consisting of a $16 million prepayment premium related to the Secured Senior Notes due 2025 and $10 million of costs associated with the issuance of the Unsecured Senior Notes due 2028 and the Unsecured Senior Notes due 2032, which were capitalized as deferred financing costs. We incurred approximately $1 million total of lender fees and third-party costs in connection with the repricing of the 2021 Incremental Term Loan Facility, which were capitalized as deferred financing costs.
Cash flows used in financing activities in fiscal year 2022 included $108 million of schedule payments under our Term Loan Facilities and financing leases, $100 million of voluntary prepayments of our 2021 Incremental Term Loan Facility, $200 million of voluntary prepayments of our 2019 Incremental Term Loan Facility, $37 million of dividends on our Series A Preferred Stock and $14 million of share repurchases. We incurred approximately $4 million of lender fees and third-party costs in connection with the ABL Facility refinancing transaction. Financing activities in fiscal year 2022 also included $22 million of proceeds received from stock purchases under our employee stock purchase plan and $15 million of proceeds from the exercise of employee stock options, which were offset by $16 million of employee tax withholdings paid in connection with the vesting of stock awards.
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

•Purchase and Other Obligations – The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. Purchase obligations also include amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2028. See Note 22, Commitments and Contingencies, in our consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.

We believe the following sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

•Our cash flow from operations;
•The availability of additional capital under our existing ABL Facility; and

•Our availability to access capital from financial markets.
Retirement Plans
We sponsor a defined benefit plan that pays benefits to eligible participants at retirement. Only certain union associates are eligible to participate and continue to accrue benefits under the plan per the collective bargaining agreements. The plan is closed and frozen to all other employees. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. In the quarter ending July 1, 2023, the Company issued a notice of intent to terminate the majority of the US Foods Consolidated Defined Benefit Retirement Plan. See Note 18, Retirement Plans, in our consolidated financial statements for further detail on the plan termination. We did not make significant contributions to the Company-sponsored defined benefit and other postretirement plans in fiscal years 2023 and 2022. In connection with the plan termination, we expect to make a contribution in 2024.
Certain employees are eligible to participate in our 401(k) savings plan. We made employer matching contributions to the 401(k) plan of $65 million and $57 million in fiscal years 2023 and 2022, respectively.
We also are required to contribute to various multiemployer pension plans under the terms of certain of our CBAs. Our contributions to these plans were $55 million and $47 million in fiscal years 2023 and 2022, respectively.
Off-Balance Sheet Arrangements
We had entered into $567 million of letters of credit, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs and certain real estate leases, under the ABL Facility as of December 30, 2023.
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
Valuation of Goodwill and Other Intangible Assets
Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with each acquisition. Other intangible assets include customer relationships, amortizable trade names, noncompete agreements, the brand names comprising our portfolio of private brands, and trademarks. We assess goodwill and other intangible assets with indefinite lives for impairment each year, or more frequently if events or changes in circumstances indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment as of the beginning of each fiscal third quarter. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable.
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 24, Business Information, in our consolidated financial statements. Our fiscal year 2023 assessment for impairment of goodwill was performed using a qualitative approach to determine, as of the date of the assessment, whether it was more likely than not that the fair value of goodwill was less than its carrying value. In performing the qualitative assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based on our qualitative fiscal year 2023 annual impairment analysis for goodwill, we concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value.
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
Based on our fiscal year 2023 annual impairment analysis for indefinite-lived intangible assets, we concluded that the fair value of our trademark indefinite-lived intangible asset and brand name indefinite-lived intangible asset exceeded their respective carrying values by substantial margins. These margins would not be materially impacted by a 5% increase in the discount rate. The recoverability of our indefinite-lived intangible assets could be impacted if estimated future cash flows are not achieved.
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
Following the Intercontinental Exchange Benchmark Administration’s announcement that it will cease publication of the U.S. dollar LIBOR tenors as of June 30, 2023, we evaluated the impact of such announcement and the use of alternative reference rates on our existing contracts, including with respect to our term loan credit agreement. On June 1, 2023, we entered into an amendment to our term loan credit agreement to replace the LIBOR-based interest rate option included in the term loan credit agreement with an interest rate option based upon the Term Secured Overnight Financing Rate (“Term SOFR”). Term SOFR is a relatively new reference rate and has a very limited history. The future performance of Term SOFR cannot be predicted based on its limited historical performance. As a result, we are unable to predict the impact of using alternative reference rates and corresponding rate risk as of this time.
After considering interest rate caps that fixed the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities, approximately 30% of the principal amount of our debt bore interest at floating rates based on Term SOFR or an alternative reference rate, as defined in our credit agreements, as of December 30, 2023. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $16 million per year (see Note 11, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $191 million during the fiscal year ended December 30, 2023. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, assessing fuel surcharges and enhancing fleet technology and transitioning to alternative fuel sources, including electric vehicles. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 30, 2023, we had diesel fuel forward purchase commitments totaling $33 million, which fix approximately 26% of our projected diesel fuel purchase needs through December 2024. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $14 million in additional fuel cost on uncommitted volumes through December 2024.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Vendor Consideration - Refer to Note 2 to the financial statements.
Critical Audit Matter Description
The Company receives rebates and incentives from certain suppliers, primarily through purchase-based programs. Consideration earned under these incentives is estimated during the year based on purchasing activity, as obligations under the program are fulfilled primarily as products are purchased. Consideration is typically received in the form of invoice deductions to be applied against the amounts owed to the Company’s vendors, or less often in the form of cash payments. The purchase-based incentives are recorded as a reduction to inventory as they are earned based on inventory purchases. As the related inventory is sold, the amounts are recorded as a reduction to cost of goods sold. Vendor receivables represent the uncollected balance of vendor consideration. Although many of these incentives are under long-term agreements others are negotiated on an annual basis or shorter.
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

•We selected a sample of inventory on hand and evaluated whether the related vendor consideration was properly recognized in the promotional allowance invoice register during the period ended December 30, 2023.

•We selected a sample of deductions made on payments to vendors after period end and evaluated whether the vendor consideration was properly recorded at December 30, 2023.

•We tested the amount of vendor consideration recorded as a reduction to inventory by developing an independent expectation for the amount based on historical ratios experienced by the Company and comparing our expectation to the amount recorded in the current year.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 15, 2024

We have served as the Company’s auditor since 2006.

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	December 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$269	$211
Accounts receivable, less allowances of $18 and $30	1,854	1,705
Vendor receivables, less allowances of $5 and $8	156	143
Inventories—net	1,600	1,616
Prepaid expenses	138	124
Assets held for sale	—	2
Other current assets	14	19
Total current assets	4,031	3,820
Property and equipment—net	2,280	2,171
Goodwill	5,697	5,625
Other intangibles—net	803	785
Other assets	376	372
Total assets	$13,187	$12,773
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft liability	$220	$175
Accounts payable	2,051	1,855
Accrued expenses and other current liabilities	731	650
Current portion of long-term debt	110	116
Total current liabilities	3,112	2,796
Long-term debt	4,564	4,738
Deferred tax liabilities	293	298
Other long-term liabilities	469	446
Total liabilities	8,438	8,278
Commitments and contingencies (Note 22)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0 and 0.5 issued and outstanding as of December 30, 2023 and December 31, 2022, respectively	—	534
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 253 and 225 issued and outstanding as of December 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	3,663	3,036
Retained earnings	1,509	1,010
Accumulated other comprehensive loss	(115)	(73)
Treasury Stock, 7.8 and 0.5 shares, respectively	(311)	(14)
Total shareholders’ equity	4,749	3,961
Total liabilities, mezzanine equity and shareholders’ equity	$13,187	$12,773

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$35,597	$34,057	$29,487
Cost of goods sold	29,449	28,565	24,832
Gross profit	6,148	5,492	4,655
Operating expenses:
Distribution, selling and administrative costs	5,117	4,886	4,220
Restructuring costs and asset impairment charges	14	12	11
Total operating expenses	5,131	4,898	4,231
Operating income	1,017	594	424
Other income—net	(6)	(22)	(26)
Interest expense—net	324	255	213
Loss on extinguishment of debt	21	—	23
Income before income taxes	678	361	214
Income tax provision	172	96	50
Net income	506	265	164
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	(43)	(54)	10
Interest rate hedge activity	1	—	5
Comprehensive income	$464	$211	$179
Net income	$506	$265	$164
Series A convertible preferred stock dividends	(7)	(37)	(43)
Net income available to common shareholders	$499	$228	$121
Net income per share:
Basic	$2.09	$1.02	$0.55
Diluted	$2.02	$1.01	$0.54
Weighted-average common shares outstanding
Basic	239	224	222
Diluted	250	226	225

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Number of Treasury Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE-January 2, 2021	221.0	$2	$2,901	$661	—	$—	$(34)	$3,530
Share-based compensation expense	—	—	48	—	—	—	—	48
Proceeds from employee stock purchase plan	0.7	—	20	—	—	—	—	20
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.6	—	15	—	—	—	—	15
Tax withholding payments for net share-settled equity awards	—	—	(14)	—	—	—	—	(14)
Series A convertible preferred stock dividends	—	—	—	(43)	—	—	—	(43)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	10	10
Interest rate hedge activity, net of income tax	—	—	—	—	—	—	5	5
Net income	—	—	—	164	—	—	—	164
BALANCE-January 1, 2022	223.0	$2	$2,970	$782	—	$—	$(19)	$3,735
Share-based compensation expense	—	—	45	—	—	—	—	45
Proceeds from employee stock purchase plan	0.8	—	22	—	—	—	—	22
Vested restricted stock units, net	0.8	—	—	—	—	—	—	—
Exercise of stock options	0.6	—	15	—	—	—	—	15
Tax withholding payments for net share-settled equity awards	—	—	(16)	—	—	—	—	(16)
Series A convertible preferred stock dividends	—	—	—	(37)	—	—	—	(37)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	(54)	(54)
Common stock repurchased	—	—	—	—	0.4	(14)	—	(14)
Net income	—	—	—	265	—	—	—	265
BALANCE-December 31, 2022	225.2	$2	$3,036	$1,010	0.4	$(14)	$(73)	$3,961
Share-based compensation expense	—	—	56	—	—	—	—	56
Proceeds from employee stock purchase plan	0.7	—	24	—	—	—	—	24
Vested restricted stock units, net	0.8	—	—	—	—	—	—	—
Exercise of stock options	1.2	—	25	—	—	—	—	25
Tax withholding payments for net share-settled equity awards	—	—	(12)	—	—	—	—	(12)
Series A convertible preferred stock conversion to common stock	25.0	1	534	—	—	—	—	535
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	—	(7)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	(43)	(43)
Interest rate hedge activity, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	7.4	(294)	—	(294)
Excise tax on common stock repurchases	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	506	—	—	—	506
BALANCE-December 30, 2023	252.9	$3	$3,663	$1,509	7.8	$(311)	$(115)	$4,749

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$506	$265	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395	372	378
Gain on disposal of property and equipment, net	(6)	(5)	(1)
Tangible asset impairment charges	1	10	1
Intangible asset impairment charges	—	—	7
Loss on extinguishment of debt	21	—	23
Amortization of deferred financing costs	17	12	15
Deferred tax provision	9	17	38
Share-based compensation expense	56	45	48
Provision (benefit) for doubtful accounts	24	6	(24)
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(157)	(240)	(386)
Decrease (increase) in inventories	61	70	(413)
(Increase) decrease in prepaid expenses and other assets	(67)	(24)	4
Increase in accounts payable and cash overdraft liability	200	193	471
Increase in accrued expenses and other liabilities	80	44	94
Net cash provided by operating activities	1,140	765	419
Cash flows from investing activities:
Acquisition of businesses - net of cash received	(196)	—	—
Proceeds from sales of divested assets	—	—	5
Proceeds from sales of property and equipment	10	10	7
Purchases of property and equipment	(309)	(265)	(274)
Net cash used in investing activities	(495)	(255)	(262)
Cash flows from financing activities:
Repurchase of Senior Note Debt	(1,000)	—	—
Issuance of new Senior Note Debt	1,000	—	—
Principal payments on debt repricing	(43)	—	—
Proceeds from debt repricing	43	—	—
Proceeds from debt borrowings	456	1,207	2,305
Principal payments on debt and financing leases	(766)	(1,620)	(3,105)
Dividends paid on Series A convertible preferred stock	(7)	(37)	(28)
Debt financing costs and fees	(11)	(4)	(30)
Repurchase of common stock	(294)	(14)	—
Proceeds from employee stock purchase plan	24	22	20
Proceeds from exercise of stock options	26	15	15
Purchase of interest rate caps	(3)	—	—
Tax withholding payments for net share-settled equity awards	(12)	(16)	(14)
Net cash used in financing activities	(587)	(447)	(837)
Net (decrease) increase in cash, cash equivalents and restricted cash	58	63	(680)
Cash, cash equivalents and restricted cash—beginning of year	211	148	828
Cash, cash equivalents and restricted cash—end of year	$269	$211	$148
Supplemental disclosures of cash flow information:
Conversion of Series A Convertible Preferred Stock	$534	$—	$—
Interest paid—net of amounts capitalized	294	243	185
Income taxes paid (received)—net	161	68	1
Property and equipment purchases included in accounts payable	39	36	40
Property and equipment transferred to assets held for sale	—	—	11
Leased assets obtained in exchange for financing lease liabilities	125	207	56
Leased assets obtained in exchange for operating lease liabilities	67	41	32
Cashless exercise of stock options	2	1	1
Paid-in-kind Series A convertible preferred stock dividends	—	—	15
See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data, unless otherwise noted)
1.OVERVIEW AND BASIS OF PRESENTATION
US Foods Holding Corp., a Delaware corporation, and its consolidated subsidiaries are referred to in these consolidated financial statements and notes as “we,” “our,” “us,” the “Company” or “US Foods.” US Foods Holding Corp. conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”) and its subsidiaries. All of the Company’s indebtedness, as further described in Note 11, Debt, is a direct obligation of USF and its subsidiaries.
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
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, referred to herein as fiscal years 2023, 2022 and 2021, respectively, were 52-week fiscal years.
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
Accounts Receivable—Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the Company’s accompanying Consolidated Balance Sheets. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. The Company maintains an allowance for doubtful accounts, which is based upon historical experience, future expected losses, as well as specific customer collection issues that have been identified. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods.
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
Inventories—The Company’s inventories, consisting mainly of food and other food-related products, are primarily considered finished goods. Inventory costs include the purchase price of the product, freight costs to deliver it to the Company’s distribution and retail facilities and depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions.

The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. As of December 30, 2023 and December 31, 2022, LIFO reserves in the Company’s Consolidated Balance Sheets were $488 million and $489 million, respectively. As a result of changes in LIFO reserves, cost of goods sold decreased $1 million in 2023, and increased $147 million and $165 million in fiscal years 2022 and 2021, respectively.
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
Self-Insurance Programs—The Company estimates its liabilities for claims covering general, fleet, and workers’ compensation. Amounts in excess of certain levels, which range from $1 million to $15 million per occurrence, are insured as a risk reduction strategy to mitigate catastrophic losses. The workers’ compensation liability is discounted, as the amount and timing of cash payments is reliably determinable given the nature of benefits and the level of historic claim volume to support the actuarial assumptions and judgments used to derive the expected loss payment pattern. The amount accrued is discounted using an interest rate that approximates the U.S. Treasury rate consistent with the duration of the liability. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates.
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
Share-Based Compensation—The Company measures compensation expense for share-based awards at fair value as of the date of grant, and recognizes compensation expense over the service period for awards, and as applicable based upon predetermined financial performance conditions for performance share-based awards. Forfeitures are recognized as incurred. Fair value of each option is estimated as of the date of grant using a Black-Scholes option-pricing model. The fair value of time-based and other performance based awards is the closing price per share for the Company’s common stock as reported on the New York Stock Exchange. The fair value of the market performance based awards is estimated using a Monte-Carlo simulation. Shares issued as a result of stock options exercises will be funded with the issuance of new shares.
Compensation expense related to our employee stock purchase plan, which allows eligible employees to purchase our common stock at a discount of 15% represents the difference between the fair market value as of acquisition date and the employee purchase price.
Treasury Stock— The company records treasury stock purchases at cost plus excise tax.
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
Shipping and Handling Costs—Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative costs. Shipping and handling costs were $2.4 billion, $2.3 billion and $2.0 billion in fiscal years 2023, 2022 and 2021, respectively.
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
An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. The Company adjusts the amounts recorded for uncertain tax positions when its judgment changes, as a result of evaluating new information not previously available. These differences are reflected as increases or decreases to income tax expense or benefit in the period in which they are determined.
Derivative Financial Instruments—The Company has utilized derivative financial instruments to assist in managing its exposure to variable interest rates on certain borrowings. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. In April 2023, the Company entered into two, two-year interest rate cap agreements. Interest rate caps, designated as cash flow hedges, are recorded in the Company’s Consolidated Balance Sheets at fair value. The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss and reclassified to interest expenses during the period in which the hedged transaction affects income.
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
Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are invested primarily in money market funds at major financial institutions. The account balances at these institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there may be a concentration of risk related to amounts invested in excess of FDIC insurance coverage. Credit risk related to accounts receivable is dispersed across a significantly large number of customers located throughout the U.S. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable as of December 30, 2023.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued and Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No 2023-09 Income Taxes (“Topic 740”) “Improvements to Income Tax Disclosures Topic 740”, which enhances the transparency of income tax disclosures primarily related to rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024. This guidance is effective on a prospective basis, though retrospective application is permitted. The Company plans to adopt the provisions of ASU No.

2023-09 at the beginning of the first quarter of fiscal year 2025 and does not expect the provisions of the new standard to materially affect our financial position, results of operation or cash flows.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, convertible debt will be accounted for as a single liability measured at its amortized cost. Additionally, the new guidance requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. This guidance is effective for fiscal years beginning after December 15, 2021. The Company adopted the provisions of ASU No. 2020-06 at the beginning of the first quarter of fiscal year 2022, with no impact on the Company’s financial position, results of operations, cash flows or diluted earnings per share reporting.
In October 2021, the FASB issued ASU No. 2021-08 Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Accounting Standards Codification (“ASC”) 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and is to be applied prospectively to business combinations occurring on or after adoption of the new guidance. The Company adopted the provisions of ASU No. 2021-08 at the beginning of the first quarter of fiscal year 2022, with no impact on the Company’s financial position, results of operations or cash flows.
In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (“Topic 848”) “Deferral of the Sunset Date of Topic 848”, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and the Company may apply the optional expedients and elections in Topic 848 prospectively through December 31, 2024. For the Company, the provisions of this ASU were effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of December 30, 2023 or December 31, 2022. Customer receivables, which are included in accounts receivable, less allowances for doubtful accounts in the Company’s Consolidated Balance Sheets, were $1.9 billion and $1.7 billion as of December 30, 2023 and December 31, 2022, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these costs associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $35 million and $29 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022, respectively, and $39 million and $31 million included in other assets in the Company’s Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022, respectively.

The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	2023	2022	2021
Meats and seafood	$11,953	$12,375	$11,245
Dry grocery products	6,407	5,758	4,979
Refrigerated and frozen grocery products	6,053	5,253	4,453
Dairy	3,727	3,564	2,801
Equipment, disposables and supplies	3,571	3,536	3,090
Produce	1,915	1,840	1,454
Beverage products	1,971	1,731	1,465
Total Net sales	$35,597	$34,057	$29,487
5.    BUSINESS ACQUISITIONS
Saladino’s Acquisition—On December 1, 2023, the Company acquired Saladino’s, a broadline distributor in California for a purchase price of $56 million. The acquisition, which was funded with cash from operations, allows US Foods to further expand its reach into California and distribution channels to the southwest United States.
The Saladino’s acquisition, reflected in the Company’s consolidated financial statements commencing from the date of acquisition, did not materially affect the Company’s results of operations or financial position. The Company recorded goodwill of $14 million and intangible assets of $7 million for this acquisition related to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 15 years. The goodwill recognized from the Saladino’s acquisition is deductible for tax purposes. Saladino’s is integrated into the Company’s foodservice distribution network.
Renzi Foodservice Acquisition—On July 7, 2023, the Company acquired Renzi Foodservice, a broadline distributor in New York, for a purchase price of $142 million (less the amount of the post-closing working capital adjustment, which was $2 million) for a net purchase price of $140 million. The acquisition, which was funded with cash from operations, allows US Foods to further expand its reach into central upstate New York.
The Renzi Foodservice acquisition, reflected in the Company’s consolidated financial statements commencing from the date of acquisition, did not materially affect the Company’s results of operations or financial position. The Company recorded goodwill of $58 million and intangible assets of $57 million for this acquisition. The intangible assets included $54 million related to customer relationships and $3 million related to noncompete agreements, which will be amortized on a straight-line basis over an estimated useful life of 15 and 5 years, respectively. The goodwill recognized from the Renzi Foodservice acquisition is deductible for tax purposes. Renzi Foodservice is integrated into the Company’s foodservice distribution network.
Acquisition and integration costs, which included Saladino’s and Renzi Foodservice as well as previous acquisitions, included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $6 million, $16 million and $15 million during fiscal years 2023, 2022 and 2021, respectively.
6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
A summary of the activity in the allowance for doubtful accounts for the last three fiscal years is as follows:

	2023	2022	2021
Balance as of beginning of year	$30	$33	$67
Charged (benefit) to costs and expenses, net	24	6	(24)
Customer accounts written off—net of recoveries	(36)	(9)	(10)
Balance as of end of year	$18	$30	$33
For the year ended December 30, 2023, the customer accounts written off - net of recoveries is primarily due to a one-time write-off for one large national customer whose outstanding amount due had previously been reserved.
This table excludes the vendor receivable related allowance for doubtful accounts of $5 million and $8 million as of December 30, 2023 and December 31, 2022, respectively.
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

During fiscal year 2023, one facility previously held for sale was sold for aggregate cash proceeds of $2 million which approximated the carrying value.
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
The changes in assets held for sale for fiscal years 2023 and 2022 were as follows:

	2023	2022
Balance as of beginning of year	$2	$8
Assets sold	(2)	(6)
Balance as of end of the year	$—	$2

8.    PROPERTY AND EQUIPMENT
Property and equipment as of December 30, 2023 and December 31, 2022 consisted of the following:

	December 30, 2023	December 31, 2022	Range of Useful Lives
Land	$401	$397
Buildings and building improvements	1,772	1,713	5–40 years
Transportation equipment	1,461	1,340	5–10 years
Warehouse equipment	597	569	5–12 years
Office equipment, furniture and software	1,169	1,056	3–7 years
Construction in process	99	77
	5,499	5,152
Less accumulated depreciation and amortization	(3,219)	(2,981)
Property and equipment—net	$2,280	$2,171

Transportation equipment included $594 million and $575 million of financing lease assets as of December 30, 2023 and December 31, 2022, respectively. Office equipment, furniture and software included $5 million of financing lease assets as of both December 30, 2023 and December 31, 2022. Buildings and building improvements included $148 million and $78 million of financing lease assets as of December 30, 2023 and December 31, 2022, respectively. Accumulated amortization of financing lease assets was $297 million and $263 million as of December 30, 2023 and December 31, 2022, respectively. Interest capitalized was not material in both fiscal years 2023 and 2022.
Depreciation and amortization expense of property and equipment, including amortization of financing lease assets, was $349 million, $327 million and $323 million for fiscal years 2023, 2022 and 2021, respectively.
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
Amortizable customer relationships, trade names and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and amortizable trade names are amortized over the estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $46 million, $45 million and $55 million for fiscal years 2023, 2022 and 2021, respectively. The weighted-average remaining useful life of all definite lived intangibles was approximately twelve years as of December 30, 2023. Amortization of these definite lived intangible assets is estimated to be $49 million for each of fiscal years 2024, 2025, 2026, 2026 and 2027, and $288 million in the aggregate thereafter.

Goodwill and other intangibles—net consisted of the following:

	December 30, 2023	December 31, 2022
Goodwill	$5,697	$5,625
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$715	$655
Accumulated amortization	(189)	(144)
Net carrying value	526	511
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(1)
Net carrying value	2	3
Noncompete agreements—amortizable:
Gross carrying amount	4	—
Accumulated amortization	—	—
Net carrying value	4	—
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$803	$785
The increases in goodwill and the gross carrying amounts of customer relationships and noncompete agreements are attributable to the Renzi Foodservice and the Saladino’s acquisitions. See Note 5, Business Acquisitions.
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. The Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the third quarter of fiscal year 2023, with no impairments noted.
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 24, Business Information. The Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as market conditions, macroeconomic, and industry, as well as entity-specific factors, such as actual and planned financial performance. Based upon the Company’s qualitative fiscal 2023 annual goodwill impairment analysis, the Company concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value and there is no risk of impairment.
The Company’s fair value estimates of the brand names and trademarks indefinite-lived intangible assets are based on a relief from royalty method. The fair value of these intangible assets is determined for comparison to the corresponding carrying value. If the carrying value of these assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Key assumptions used in the relief from royalty method included the long-term growth rates of future revenues, the royalty rate for such revenue, and a discount rate. These assumptions require significant judgment by management, and are therefore considered Level 3 inputs in the fair value hierarchy. Based upon the Company’s fiscal year 2023 annual impairment analysis, the Company concluded the fair value of its brand names and trademarks exceeded its carrying value.
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
The Company’s assets and liabilities measured at fair value on a recurring basis as of December 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$208	$—	$—	$208
Interest Rate Caps	$—	$1	$—	$1

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$139	$—	$—	$139
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
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate swaps and interest rate caps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two, two-year rate cap agreements, which will mature on April 30, 2025, with a total notional amount of $450 million, which will effectively cap the interest rate on approximately 24% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap. The Company had no outstanding interest rate hedge agreements as of December 31, 2022.
The Company records its interest rate caps in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. The following table presents the balance sheet location and fair value of the interest rate caps at December 30, 2023:

Balance at December 30, 2023	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest Rate Caps	Other current assets	$1
Interest Rate Caps	Other noncurrent assets	$—
The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate hedges during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The following table presents the effect of the Company’s interest rate caps in its Consolidated Statements of Comprehensive Income for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the fiscal year ended December 30, 2023
Interest rate caps	$1	Interest expense—net	$—
For the fiscal year ended December 31, 2022
Interest rate swaps	$—	Interest expense—net	$—
For the fiscal year ended January 1, 2022
Interest rate swaps	$—	Interest expense—net	$5

Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.7 billion, compared to its carrying value of $4.7 billion as of December 30, 2023. The fair value of the Company’s total debt approximated $4.6 billion compared to its carrying value of $4.8 billion as of December 31, 2022.
The fair value of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Senior Notes due 2025”) was $1.0 billion as of December 31, 2022. The Secured Senior Notes due 2025 were redeemed in the third quarter of 2023. The fair value of the Company’s 6.88% senior unsecured notes due September 15, 2028 (the “Unsecured Senior Notes due 2028”) was $0.5 billion as of December 30, 2023. The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.9 billion and $0.8 billion as of December 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s 4.630% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.5 billion and $0.4 billion as of December 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s 7.25% senior unsecured notes due January 15, 2032 (the “Unsecured Senior Notes due 2032”) was $0.5 billion as of December 30, 2023. Fair value of the Unsecured Senior Notes dues 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 is based upon their closing market prices on the respective dates. The fair value of the Unsecured Senior Notes due 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

11.    DEBT
Total debt consisted of the following:

	Debt Description	Maturity	Interest Rate as of December 30, 2023	Carrying Value as of December 30, 2023	Carrying Value as of December 31, 2022
	ABL Facility	December 7, 2027	8.50%	$—	$—
	2019 Incremental Term Loan Facility (net of $11 and $19 of unamortized deferred financing costs, respectively)	September 13, 2026	7.47%	1,105	1,232
	2021 Incremental Term Loan Facility (net of $3 and $6 of unamortized deferred financing costs, respectively)	November 22, 2028	7.97%	718	786
	Secured Senior Notes due 2025 (net of $0 and $7 of unamortized deferred financing costs, respectively) (1)	April 15, 2025	6.25%	—	993
	Unsecured Senior Notes due 2028 (net of $5 unamortized deferred financing costs)(1)	September 15, 2028	6.88%	495	—
	Unsecured Senior Notes due 2029 (net of $6 and $7 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	894	893
	Unsecured Senior Notes due 2030 (net of $4 and $4 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	496	496
	Unsecured Senior Notes due 2032 (net of $5 of unamortized deferred financing costs)(1)	January 15, 2032	7.25%	495	—
	Obligations under financing leases	2023–2037	1.26% -8.31%	463	446
	Other debt	January 1, 2031	5.75%	8	8
	Total debt			4,674	4,854
	Current portion of long-term debt			(110)	(116)
	Long-term debt			$4,564	$4,738

(1)
The Secured Senior Notes due 2025 were paid in full on September 25, 2023, with the proceeds from the issuance of the Unsecured Senior Notes due 2028 and the Unsecured Senior Notes due 2032, as well as cash on hand, as further discussed below

As of December 30, 2023, after considering interest rate caps that fixed the variable component of the interest rate on the total notional amount of $450 million of the current principal of the Term Loan Facilities described below, approximately 30% of the Company’s total debt bore interest at a floating rate.
Principal payments to be made on outstanding debt, exclusive of deferred financing costs, as of December 30, 2023, were as follows:

2024	$106
2025	100
2026	1,176
2027	73
2028	1,273
Thereafter	1,980
$4,708
ABL Facility
On December 7, 2022, USF entered into an amendment to its asset based senior secured revolving credit facility (the “ABL Facility”). Pursuant to this amendment, the total aggregate amount of commitments under the ABL facility was increased from $1,990 million to $2,300 million. The amendment also replaced the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with a forward-looking term rate based on the Term Secured Overnight Financing Rate (“Term SOFR”) as administered by the Federal Reserve Bank of New York, as determined in accordance with the ABL Facility. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various percentages of the value of eligible accounts receivable, inventory, transportation equipment and certain unrestricted cash and cash equivalents, which, along with other assets, also serve as collateral for borrowings under the ABL Facility. The ABL Facility is scheduled to mature on December 7, 2027, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of earlier maturing indebtedness under USF’s Term Loan Credit Agreement or any of USF’s Unsecured Senior Notes due 2029 or Unsecured Senior Notes due 2030 (the “Senior Notes”) (described below) remains outstanding on a date that is sixty

(60) days prior to such earlier maturity date for such indebtedness under the Term Loan Credit Agreement or any of such Senior Notes.
Borrowings under the ABL Facility bear interest, at USF’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, based on USF’s excess availability under the ABL Facility, or the sum of a Term SOFR plus a margin ranging from 1.00% to 1.50%, based on USF’s excess availability under the ABL Facility, and a credit spread adjustment of 0.10%. The margin under the ABL Facility as of December 30, 2023, was 0.00% for ABR loans and 1.00% for SOFR loans. The ABL Facility also carries letter of credit financing fees equal to 0.125% per annum in respect of each letter of credit outstanding, letter of credit participation fees equal to a percentage per annum equal to the applicable Term SOFR margin minus the letter of credit facing fees in respect of each letter of credit outstanding and a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility. The weighted-average interest rate on outstanding borrowings for the ABL Facility was 8.27% and 2.87% for fiscal years 2023 and 2022, respectively.
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
USF had no outstanding borrowings, and had outstanding letters of credit totaling $567 million, under the ABL Facility as of December 30, 2023. The outstanding letters of credit are entered into in favor of certain commercial insurers to secure obligations with respect to our insurance programs and certain real estate leases. There was available capacity of $1,733 million under the ABL Facility as of December 30, 2023.
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
2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,105 million, net of $11 million of unamortized deferred financing costs, as of December 30, 2023. During fiscal year 2023 the Company voluntarily prepaid $120 million of the 2019 Incremental Term Loan Facility.
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
The 2019 Incremental Term Loan Facility is scheduled to mature on September 13, 2026. Borrowings under the 2019 Incremental Term Loan Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of SOFR-based borrowings. The 2019 Incremental Term Loan Facility may require mandatory repayments if certain assets are sold.
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $718 million, net of $3 million of unamortized deferred financing costs, as of December 30, 2023. During fiscal year 2023 the Company voluntarily prepaid $65 million of the 2021 Incremental Term Loan Facility.
Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR plus (ii) a credit spread adjustment of (a) 0.11448% for a one-month term, (b) 0.26161% for a three-month term, or (c) 0.42826% for a six month term, (with the sum of Term SOFR and the foregoing credit spread adjustment subject to a Term SOFR “floor” of 0.00%) plus (iii) a margin of 2.50%, or the sum of (i) an ABR, as described in the 2019 Incremental Term Loan Facility plus a margin of 1.50%.

On August 22, 2023, the 2021 Incremental Term Loan Facility was amended to lower the interest rate margins under the term loan facility to 2.50% for Term SOFR borrowings and 1.50% for ABR borrowings. The Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $1 million of third-party costs and a write-off of $1 million of unamortized deferred financing costs, related to the August 22, 2023 amendment in interest expense. Unamortized deferred financing costs of $3 million at December 30, 2023 were carried forward and will be amortized through the maturity date of the term loan facility.
The 2021 Incremental Term Loan Facility is scheduled to mature on November 22, 2028. Borrowings under the 2021 Incremental Term Loan Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of SOFR-based borrowings The 2021 Incremental Term Loan Facility may require mandatory repayments if certain assets are sold.
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
The Unsecured Senior Notes due 2028 had an outstanding balance of $495 million, net of the $5 million of unamortized deferred financing costs, as of December 30, 2023. The Unsecured Senior Notes due 2028 bear interest at a rate of 6.88% per annum and will mature on September 15, 2028. On or after September 15, 2025, the Unsecured Senior Notes due 2028 are redeemable, at USF’s option, in whole or in part at a price of 103.438% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after September 15, 2026 and September 15, 2027, the optional redemption price for the Unsecured Senior Notes due 2028 declines to 101.719% and 100.00%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $894 million, net of $6 million of unamortized deferred financing costs, as of December 30, 2023. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029. On or after February 15, 2024, the Unsecured Senior Notes due 2029 are redeemable, at USF’s option, in whole or in part at a price of 102.375% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after February 15, 2025 and February 15, 2026, the optional redemption price for the Unsecured Senior Notes due 2029 declines to 101.188% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of December 30, 2023. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.630% per annum and will mature on June 1, 2030. On or after June 1, 2025, the Unsecured Senior Notes due 2030 are redeemable, at USF’s option, in whole or in part at a price of 102.313% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after June 1, 2026 and June 1, 2027, the optional redemption price for the Unsecured Senior Notes due 2030 declines to 101.156% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
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
The Unsecured Senior Notes due 2032 had an outstanding balance of $495 million, net of the $5 million of unamortized deferred financing costs, as of December 30, 2023. The Unsecured Senior Notes due 2032 bear interest at a rate of 7.250% per annum and will mature on January 15, 2032. On or after September 15, 2026, the Unsecured Senior Notes due 2032 are redeemable, at USF’s option, in whole or in part at a price of 103.625% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after September 15, 2027 and September 15, 2028, the optional redemption price for the Unsecured Senior Notes due 2032 declines to 101.813% and 100.00%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Financing Leases
Obligations under financing leases of $463 million as of December 30, 2023 consist primarily of amounts due for transportation equipment and building leases.
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
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. USF had approximately $2.0 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of December 30, 2023.
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

12.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other long-term liabilities consisted of the following:

	December 30, 2023	December 31, 2022
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$213	$205
Operating expenses	94	93
Workers’ compensation, general and fleet liability	52	41
Group medical liability	27	33
Customer rebates and other selling expenses	134	125
Property and sales tax payable	64	49
Operating lease liability	43	36
Restructuring liabilities	7	3
Interest payable	40	33
Other	57	32
Total accrued expenses and other current liabilities	$731	$650
Other long-term liabilities:
Workers’ compensation, general and fleet liability	$152	$145
Operating lease liability	265	246
Accrued pension and other postretirement benefit obligations	5	5
Uncertain tax positions	32	32
Other	15	18
Total Other long-term liabilities	$469	$446

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

	2023	2022	2021
Balance as of beginning of the year	$186	$192	$175
Charged to costs and expenses	123	107	95
Reinsurance recoverable	13	2	7
Payments	(118)	(115)	(85)
Balance as of end of the year	$204	$186	$192
Discount rate	4.80%	4.25%	0.49%

Estimated future payments for self-insured liabilities are as follows:

2024	$58
2025	45
2026	26
2027	18
2028	14
Thereafter	89
Total self-insured liability	250
Less amount representing interest	(46)
Present value of self-insured liability	$204

13.    RESTRUCTURING LIABILITIES
The following table summarizes the changes in the restructuring liabilities for the last three fiscal years:

	Severance and Related Costs	Facility Closing Costs	Total
Balance as of January 2, 2021	$1	$1	$2
Current period costs (benefits)	5	(1)	4
Payments, net	(3)	—	(3)
Balance as of January 1, 2022	3	—	3
Current period costs	3	—	3
Payments, net	(3)	—	(3)
Balance as of December 31, 2022	3	—	3
Current period costs	11	3	14
Payments, net	(7)	(3)	(10)
Balance as of December 30, 2023	$7	$—	$7
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
2023 Activities
During fiscal year 2023, the Company incurred restructuring costs of $14 million for severance and related costs associated with work force reductions and office closures.
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
See Note 9, Goodwill and Other Intangibles, for discussion related to asset impairment charges incurred during fiscal years 2022 and 2021.
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
On May 26, 2023 KKR converted the remaining 371,044 shares of Series A Preferred Stock and completed a secondary offering of 17,425,053 shares of the Company’s common stock. Upon completion of this transaction, KKR has relinquished their seat on the Company’s Board of Directors and is no longer considered a related party. See Note 15, Related Party

Transactions. In connection with the May 26, 2023 conversion, the Company repurchased $150 million of common stock. See Note 16, Share-Based Compensation, Common Stock Issuances and Common Stock, for information on the Company’s Share Repurchase Program.
In accordance with the terms of the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”) previously issued to KKR Fresh Aggregator L.P. (“KKR”), the Company paid dividends on the shares of the Series A Preferred Stock in the form of (a) 9,154 shares of Series A Preferred Stock on March 31, 2021, plus a de minimis amount of cash in lieu of fractional shares, (b) cash in the amount of $28 million in the aggregate during subsequent quarters during fiscal year 2021, (c) cash in the amount of $37 million during fiscal year 2022 and (d) cash in the amount of $7 million during fiscal year 2023.
The following table summarizes the activity for the outstanding Series A Preferred Stock and associated carrying value for fiscal years 2023, 2022 and 2021:

	Series A Preferred Stock
	Shares	Carrying Value
Balance, January 2, 2021	523,127	$519
Shares issued as paid in kind dividend - Series A Preferred Stock	9,154	15
Balance, January 1, 2022	532,281	534
Shares issued as paid in kind dividend - Series A Preferred Stock	—	—
Balance, December 31, 2022	532,281	534
Shares converted to common stock, Q1 2023	(161,237)	(162)
Shares converted to common stock, Q2 2023	(371,044)	(372)
Balance December 30, 2023	—	$—
15.    RELATED PARTY TRANSACTIONS
As of December 30, 2023, as reported by the administrative agent of the 2019 and 2021 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $2 million in aggregate principal amount of the 2021 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
KKR Capital Markets LLC (“KKR Capital Markets”), an affiliate of KKR, received an aggregate of $2 million for debt advisory services rendered in connection with the Company’s 2021 debt refinancing activities. As reported by the administrative agent of the Initial Term Loan Facility and the 2019 Incremental Term Loan Facility (the “Term Loan Agent”), investment funds managed by an affiliate of KKR held approximately $15 million in aggregate principal amount of the 2019 Incremental Term Loan Facility as of December 31, 2022.
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
Total compensation expense related to share-based arrangements was $56 million, $45 million and $48 million for fiscal years 2023, 2022 and 2021, respectively, and is reflected in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income. The total income tax benefit associated with share-based compensation recorded in the Company’s Consolidated Statements of Comprehensive Income was $12 million, $9 million and $10 million for fiscal years 2023, 2022 and 2021, respectively.

In addition, the Company sponsors an employee stock purchase plan to provide eligible employees with the opportunity to acquire shares of our common stock at a discount of 15% of the fair market value of the common stock on the date of purchase, and as such, the plan is considered compensatory for federal income tax purposes. The Company recorded $4 million of share-based compensation expense for fiscal years 2023, 2022 and 2021, respectively, associated with the employee stock purchase plan.
Stock Options—Certain directors, executive officers and other eligible employees have been granted time-based stock options (the “Time-Based Options”) and performance-based options (the “Performance Options” and, together with the Time-Based Options, the “Options”) to purchase shares of our common stock.
The Time-Based Options generally vest and become exercisable ratably over a three-year period from the date of the grant. Share-based compensation expense related to the Time-Based Options was $3 million, $6 million and $12 million for fiscal years 2023, 2022 and 2021, respectively.
The Performance Options generally vest and become exercisable ratably over a period of three years, from the date of the grant, provided that the Company achieves a predetermined financial performance condition established by the Compensation and Human Capital Committee of our Board of Directors for the respective award tranche. Based on the Company’s performance relative to the award agreements, no share-based compensation expense was recorded in fiscal year 2023, 2022 and 2021 related to the Performance Options.
The Options are nonqualified, with exercise prices equal to the estimated fair value of a share of common stock as of the date of the grant. Exercise prices range from $12.56 to $38.17 per share and generally have a 10-year life. The fair value of each Option is estimated as of the date of grant using a Black-Scholes option-pricing model.
The weighted-average assumptions for Options granted in fiscal year 2021 are included in the following table. No options were granted in fiscal year 2022 and 2023.

2021
Expected volatility	53.0%
Expected dividends	—
Risk-free interest rate	1.1%
Expected term (in years)	6.1
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
The summary of Options outstanding and changes during fiscal year 2023 are presented below:

	Time Options	Performance Options	Total Options	Weighted- Average Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years
Outstanding as of December 31, 2022	3,650,606	186,321	3,836,927	$9.05	$24.32
Granted	—	—	—	$—	$—
Exercised	(1,168,490)	(77,769)	(1,246,259)	$7.82	$22.14
Forfeited	(49,335)	(2,547)	(51,882)	$15.50	$31.62
Outstanding as of December 30, 2023	2,432,781	106,005	2,538,786	$9.52	$25.24	5.2
Vested and exercisable as of December 30, 2023	2,238,231	106,005	2,344,236	$8.77	$24.28	5.1

The weighted-average grant date fair value of Options granted for fiscal year 2021 was $18.59.
During fiscal years 2023, 2022 and 2021, Options were exercised with total intrinsic values of $22 million, $13 million and $14 million, respectively, representing the excess of fair value over the exercise price.
There was $1 million of total unrecognized compensation costs related to unvested Options expected to vest as of December 30, 2023, which is expected to be recognized over a weighted-average period of one year.

Restricted Stock Awards—Certain executive officers have been granted restricted stock awards (“RSAs”), some of which vest ratably over a three-year period from the date of grant (the “Time-Based RSA”) and others of which vest to the extent certain performance conditions are met (the “Performance RSAs”).
The Company recorded no share-based compensation expense for the Time-Based RSAs in fiscal year 2023, de minimis expense for 2022, and $1 million for 2021.
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
The Company recorded no share-based compensation expense for the Performance-Based RSAs in fiscal year 2023, de minimis expense for 2022, and $1 million for 2021.
There were no RSAs granted in fiscal years 2023, 2022 and 2021. There was no unrecognized compensation expense related to the RSAs as of December 30, 2023.
Restricted Stock Units—Certain directors, executive officers and other eligible employees have been granted time-based restricted stock units (the “Time-Based RSUs”), performance-based restricted stock units (the “Performance RSUs”) and market performance-based restricted stock units (the “Market Performance RSUs” and collectively with the Time-Based RSUs and Performance RSUs, the “RSUs”). The Time-Based RSUs generally vest ratably over three years, starting on the anniversary date of the grant. For fiscal years 2023, 2022 and 2021, the Company recognized $35 million, $29 million and $26 million, respectively, in share-based compensation expense related to the Time-Based RSUs.
The Performance RSUs generally vest over a three-year period, as and to the extent predetermined performance conditions are met. The fair value of each share underlying the Performance RSUs is measured at the fair market value of our common stock on the date of grant and recognized over the vesting period for the portion of the award that is expected to vest. Compensation expense for the Performance RSUs is remeasured as of the end of each reporting period, based on management’s evaluation of whether it is probable that the performance conditions will be met. The Company recognized $11 million, $4 million and $1 million of share-based compensation expense in fiscal years 2023, 2022 and 2021, respectively, for the Performance RSUs.
During fiscal year 2021, the Company granted Market Performance RSUs to certain executive officers and other eligible employees. These Market Performance RSUs awards vest at the end of a four-year performance period contingent on our achievement of certain total shareholder return performance (“TSR”) targets during the performance period. The grant date fair value of the Market Performance RSUs was estimated using a Monte-Carlo simulation. The Company recognized $2 million, $1 million and $3 million of share-based compensation expense in fiscal years 2023, 2022 and 2021, respectively, for the Market Performance RSUs.
A summary of RSUs outstanding and changes during fiscal year 2023 is presented below.

	Time-Based RSUs	Performance RSUs	Market Performance RSUs	Total RSUs	Weighted- Average Fair Value
Unvested as of December 31, 2022	2,172,937	391,776	209,327	2,774,040	$31.62
Granted	1,441,470	604,074	168,162	2,213,706	$35.71
Vested	(1,088,926)	—	—	(1,088,926)	$24.78
Forfeited	(337,853)	(143,475)	(57,089)	(538,417)	$36.07
Unvested as of December 30, 2023	2,187,628	852,375	320,400	3,360,403	$35.82

The weighted-average grant date fair values for the RSUs granted in fiscal years 2023, 2022 and 2021 was $35.71, $35.81 and $37.74, respectively.
As of December 30, 2023, there was $70 million of unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of two years.
Share Repurchase Program—On November 2, 2022, our Board of Directors approved a Share Repurchase Program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. For the year ended

December 30, 2023, the Company repurchased 7,396,224 shares at an aggregate purchase price of approximately $294 million under the program. Additionally, during the year ended December 30, 2023, the Company recorded $3 million of excise tax associated with common stock repurchases. At December 30, 2023, there was approximately $192 million in remaining funds authorized under this program.
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
17.    LEASES
The Company leases certain distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use (“ROU”) asset in the Company’s Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term as of commencement date. For the Company’s leases that do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the information available as of commencement date in determining the present value of future payments. The lease terms may include options to extend, terminate or buy out the lease. When it is reasonably certain that the Company will exercise these options, the associated payments are included in ROU assets and the estimated lease liabilities. Leases with an initial term of 12 months or less are not recorded in the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For office and warehouse equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred. As of December 30, 2023, lease agreements included residual value guarantees of up to $238 million that could potentially come due in future periods. For leases which we believe amounts will be owed under these guarantees we have included the probable residual value guarantee within the lease payments to measure the right-of-use assets and lease liabilities.
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
The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheets:

Leases	Consolidated Balance Sheet Location	December 30, 2023	December 31, 2022
Assets
Operating	Other assets	$290	$265
Financing	Property and equipment-net(1)	450	395
Total leased assets		$740	$660
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$43	$36
Financing	Current portion of long-term debt	95	92
Noncurrent:
Operating	Other long-term liabilities	265	246
Financing	Long-term debt	367	354
Total lease liabilities		$770	$728

(1)Financing lease assets are recorded net of accumulated amortization of $297 million and $263 million as of December 30, 2023 and December 31, 2022, respectively.

The following table presents the location of lease costs in fiscal years 2023, 2022 and 2021 in the Company’s Consolidated Statements of Comprehensive Income:

Lease Cost	Statements of Comprehensive Income Location	2023	2022	2021
Operating lease cost	Distribution, selling and administrative costs	$59	$69	$58
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	86	70	73
Interest on lease liabilities	Interest expense-net	22	11	10
Short-term lease cost	Distribution, selling and administrative costs	2	2	1
Variable lease cost	Distribution, selling and administrative costs	12	10	11
Net lease cost		$181	$162	$153
Future lease payments under lease agreements as of December 30, 2023 were as follows:

Maturity of Lease Liabilities	Operating Leases	Financing Lease Obligation	Total
2024	$62	$113	$175
2025	63	104	167
2026	57	94	151
2027	50	81	131
2028	39	56	95
After 2028	130	81	211
Total lease payments	401	529	930
Less amount representing interest	(93)	(67)	(160)
Present value of lease liabilities	$308	$462	$770

Other information related to lease agreements for fiscal years 2023, 2022 and 2021 was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	2023	2022	2021
Operating cash flows from operating leases	$62	$56	$55
Operating cash flows from financing leases	21	11	10
Financing cash flows from financing leases	111	73	87

Lease Term and Discount Rate	December 30, 2023	December 31, 2022	January 1, 2022
Weighted-average remaining lease term (years):
Operating leases	7.57	8.32	8.30
Financing leases	7.03	6.36	5.74
Weighted-average discount rate:
Operating leases	6.5%	6.5%	6.1%
Financing leases	4.2%	4.1%	3.2%

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
In the quarter ending July 1, 2023, the Company issued a notice of intent to terminate the majority of the Retirement Plan. This was previously approved by the Company’s Board of Directors. Effective December 30, 2023, the Retirement Plan was split into the Retirement Plan that is continuing, the “Ongoing Plan”, and the portion of the Retirement Plan that is terminating, the “Terminating Plan.” The Company has commenced the plan termination process for the Terminating Plan and expects all benefits to be settled during 2024, either through a lump-sum payment to participants or the purchase of an annuity offering on behalf of the participants.. As the amount of the settlement depends on a number of factors determined as of the Terminating Plan liquidation date, including the annuity pricing, interest rate environment and asset experience, we are currently unable to determine the ultimate cost of the settlement of the Terminating Plan at this time. No cash contributions were required in the current fiscal year to support the Terminating Plan transaction. As a result of the planned termination, the net funded status of the Terminating Plan is recorded within accrued expenses and other current liabilities in the Consolidated Balance Sheet as of December 20, 2023.
The components of net periodic pension benefit costs (credits) for the Retirement Plan the last three fiscal years were as follows:

	2023	2022	2021
Components of net periodic pension benefit (credits) costs:
Service cost	$2	$3	$3
Interest cost	38	30	29
Expected return on plan assets	(47)	(52)	(54)
Amortization of net loss	3	—	—
Net periodic pension benefit (credits) costs	$(4)	$(19)	$(22)

Other postretirement benefit costs were de minimis for fiscal years 2023, 2022 and 2021.
The service cost component of net periodic benefit (credits) costs is included in distribution, selling and administrative costs, while the other components of net periodic benefit (credits) costs are included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
The Company did not make a significant contribution to the Retirement Plan in fiscal years 2023, 2022 and 2021. There have been no non-cash settlement costs incurred in fiscal years 2023, 2022, and 2021.
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for pension benefits for the last three fiscal years were as follows:

	2023	2022	2021
Changes recognized in accumulated other comprehensive loss:
Actuarial (loss) gain	$(58)	$(73)	$14
Amortization of net loss	3	—	—
Net amount recognized	$(55)	$(73)	$14
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for other postretirement benefits for the last three fiscal years were de minimis.

The funded status of the Retirement Plan for the last three fiscal years was as follows:

	Pension Benefits
	2023	2022	2021
Change in benefit obligation:
Benefit obligation as of beginning of year	$720	$1,016	$1,061
Service cost	2	3	3
Interest cost	38	30	29
Actuarial (gain) loss	58	(274)	(30)
Benefit disbursements	(41)	(55)	(47)
Projected benefit obligation as of end of year	777	720	1,016
Change in plan assets:
Fair value of plan assets as of beginning of year	753	1,103	1,112
(Loss) return on plan assets	48	(295)	38
Benefit disbursements	(41)	(55)	(47)
Fair value of plan assets as of end of year	760	753	1,103
Net funded status	$(17)	$33	$87
The net funded status of the Retirement Plan for fiscal year 2023 decreased from a net asset of $33 million to a net liability of $17 million, as a result of market conditions, adjustments related to the Terminating Plan and actuarial losses. The net funded status of the Retirement Plan for fiscal year 2022 decreased from a net asset of $87 million to a net asset of $33 million, primarily due to negative investment returns on assets, offset by an increase in the discount rate.
The fiscal year 2023 pension benefits actuarial loss of $58 million was primarily due to a decrease in the discount rate and terminating plan adjustments. The fiscal year 2022 pension benefits actuarial gain of $274 million was primarily due to an increase in the discount rate. The fiscal year 2021 pension benefits actuarial gain of $30 million was primarily due to an increase in the discount rate.
The funded status of the Other Post Retirement Plans for the last three fiscal years was as follows:

	Other Postretirement Plans
	2023	2022	2021
Change in benefit obligation:
Benefit obligation as of beginning of year	$5	$6	$6
Benefit disbursements	(1)	(1)	(1)
Other	1	—	1
Benefit obligation as of end of year	5	5	6
Change in plan assets:
Fair value of plan assets as of beginning of year	—	—	—
Employer contribution	1	1	1
Benefit disbursements	(1)	(1)	(1)
Fair value of plan assets as of end of year	—	—	—
Net funded status	$(5)	$(5)	$(6)
Service cost, interest cost and actuarial (gain) loss for other postretirement benefits were de minimis for fiscal years 2023, 2022 and 2021.

The amounts recognized on the Company’s Consolidated Balance Sheets related to the company-sponsored defined benefit plans and other postretirement benefit plans consisted of the following:

	Pension Benefits
	2023	2022	2021
Amounts recognized in the consolidated balance sheets consist of the following:
Prepaid benefit obligation—noncurrent	$—	$34	$89
Accrued benefit obligation—current	(16)	—	—
Accrued benefit obligation—noncurrent	(1)	(1)	(1)
Net amount recognized in the consolidated balance sheets	$(17)	$33	$88
Amounts recognized in accumulated other comprehensive loss consist of the following:
Net loss	$213	$159	$85
Net loss recognized in accumulated other comprehensive loss	$213	$159	$85
Additional information:
Accumulated benefit obligation	$775	$717	$1,012

	Other Postretirement Plans
	2023	2022	2021
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(1)	$(1)	$(1)
Accrued benefit obligation—noncurrent	(4)	(4)	(5)
Net amount recognized in the consolidated balance sheets	$(5)	$(5)	$(6)
Amounts recognized in accumulated other comprehensive loss consist of the following:
Gain, net of prior service cost	$1	$1	$1
Net gain recognized in accumulated other comprehensive loss	$1	$1	$1
Additional information:
Accumulated postretirement benefit obligation	$5	$5	$6
Weighted average assumptions used to determine benefit obligations as of period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2023	2022	2021
Benefit obligation:
Discount rate	5.15%	5.50%	3.00%
Annual compensation increase	2.96%	2.96%	2.96%
Net cost:
Discount rate	5.50%	3.00%	2.80%
Expected return on plan assets	6.50%	4.75%	5.00%
Annual compensation increase	2.96%	2.96%	2.96%

	Other Postretirement Plans
	2023	2022	2021
Benefit obligation—discount rate	5.20%	5.50%	3.00%
Net cost—discount rate	5.50%	3.00%	2.80%

The measurement date for the defined benefit and other postretirement benefit plans was December 31 for fiscal years 2023, 2022 and 2021. The Company applies the practical expedient under ASU No. 2015-4 to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end.
The mortality assumptions used to determine the pension benefit obligation as of December 31, 2023 and December 31, 2022 are based on the Pri-2012 base mortality table with the MP-2020 mortality improvement scale published by the Society of Actuaries.
A health care cost trend rate is used in the calculations of postretirement medical benefit plan obligations. The assumed healthcare trend rates for the last three fiscal years were as follows:

	2023	2022	2021
Immediate rate	6.30%	6.50%	5.50%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2037	2037	2037

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
The US Foods, Inc. Retirement Investment Committee (the “Committee”) has authority and responsibility to oversee the investment and management of the trust (“the Trust”) which holds the assets of the Retirement Plan and has adopted an Investment Policy to provide a framework for the management of the Trust’s assets, including the objectives and long-term strategy with respect to the investment program of the Trust. Pursuant to the Investment Policy, the primary goal of investing Trust assets is to ensure that pension liabilities are met over time, and that Trust assets are invested in a manner that maximizes the probability of meeting pension liabilities. The secondary goal of investing Trust assets is to maximize long-term investment return consistent with a reasonable level of risk. Through consultation with its investment consultant, the Committee has developed long-term asset allocation guidelines intended to achieve investment objectives relative to projected liabilities. Based on those projections, the Committee has approved a dynamic asset allocation strategy that increases the liability-hedging assets of the Trust and decreases the return-seeking assets of the Trust as the funded ratio of the Retirement Plan improves. Based upon the funded ratio of the Retirement Plan, an asset allocation of 15% equity securities (U.S. large cap equities, U.S. small and mid-cap equities and non-U.S. equities) and 85% fixed income securities (U.S. Treasuries, STRIPs, and investment grade corporate bonds) was targeted during the Company’s fiscal year 2023. The actual mix of assets in the Trust as of December 30, 2023 consisted of 16% equity securities and 84% fixed income securities.

The following table sets forth the fair value of our defined benefit plans’ assets by asset fair value hierarchy level:

	Asset Fair Value as of December 30, 2023
	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$18	$—	$—	$18
International	1	—	—	1
Mutual fund:
International equities	11	—	—	11
Long-term debt securities:
Corporate debt securities:
Domestic	—	116	—	116
International	—	16	—	16
U.S. government securities	—	2	—	2
Other		3		3
	$30	$137	$—	167
Common collective trust funds:
Cash equivalents				286
Domestic equities				72
International equities				20
Treasury STRIPS				67
U.S. government securities				148
Total investments measured at net asset value as a practical expedient				593
Total defined benefit plans’ assets				$760

	Asset Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$32	$—	$—	$32
International	2	—	—	2
Mutual fund:
International equities	22	—	—	22
Long-term debt securities:
Corporate debt securities:
Domestic	—	216	—	216
International	—	27	—	27
U.S. government securities		7	—	7
Other	—	3	—	3
	$56	$253	$—	309
Common collective trust funds:
Cash equivalents				24
Domestic equities				147
International equities				41
Treasury STRIPS				164
U.S. government securities				68
Total investments measured at net asset value as a practical expedient				444
Total defined benefit plans’ assets				$753

A description of the valuation methodologies used for assets measured at fair value is as follows:
•Cash and cash equivalents are valued at original cost, plus accrued interest.
•Equities are valued at the closing price reported on the active market on which individual securities are traded.
•Mutual funds are valued at the closing price reported on the active market on which individual funds are traded.
•Long-term debt securities are valued at the estimated price a dealer will pay for the individual securities.
•Common collective trust funds are measured at the net asset value as of the December 31, 2023 and 2022 measurement dates. This class represents investments in common collective trust funds that invest in:
◦Equity securities, which may include common stocks, options and futures in actively managed funds; and
◦Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) representing zero coupon Treasury securities with long-term maturities.
◦U.S. government securities representing government bonds with long-term maturities.
Estimated future benefit payments, under Company sponsored plans as of December 30, 2023, were as follows:

	Pension Benefits	Other Postretirement Plans
2024	$775	$1
2025	2	1
2026	2	1
2027	2	1
2028	2	1
Subsequent five years	7	2

The Company expects to make contributions to the Retirement Plans in fiscal year 2024 in connection with the terminating plan.
Other Company Sponsored Benefit Plans—Certain employees are eligible to participate in the Company’s 401(k) savings plan. The Company made employer matching contributions to the 401(k) plan of $65 million, $57 million and $52 million for fiscal years 2023, 2022 and 2021, respectively.
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
The Company’s participation in multiemployer pension plans for the fiscal year ended December 30, 2023 is outlined in the tables below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year, or for which the Company believes its estimated withdrawal liability, should it decide to voluntarily withdraw from the plan, may be material to the Company. For each plan that is considered individually significant to the Company, the following information is provided:
•The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number assigned to a plan by the Internal Revenue Service.
•The most recent Pension Protection Act (“PPA”) zone status available for fiscal years 2023 and 2022 is for the plan years beginning in 2022 and 2021, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, or critical and declining status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. Plans are generally considered “critical and declining” if they are projected to become insolvent within 20 years. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.
•The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.
•The Surcharge Imposed column indicates whether a surcharge has been imposed on participating employers contributing to the plan.
•The Expiration Dates column indicates the expiration dates of the CBAs to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Dates
		2023	2022
Minneapolis Food Distributing Industry Pension Plan	41-6047047/001	Green	Green	N/A	No	04/05/2025
Teamster Pension Trust Fund of Philadelphia and Vicinity	23-1511735/001	Green	Green	N/A	No	02/13/2026
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	No	06/30/2026
United Teamsters Trust Fund A	13-5660513/001	Yellow	Yellow	Implemented	No	05/01/2027
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	No	02/13/2026
UFCW National Pension Fund	51-6055922 / 001	Green	Green	N/A	No	06/27/2026

The following table provides information about the Company’s contributions to its multiemployer pension plans. For plans that are not individually significant to the Company, the total amount of the Company’s contributions is aggregated.

	Contributions(1)(2)			Contributions That Exceed 5% of Total Plan Contributions(3)
	2023	2022	2021	2022	2021
Pension Fund
Minneapolis Food Distributing Industry Pension Plan	$6	$6	$5	Yes	Yes
Teamster Pension Trust Fund of Philadelphia and Vicinity	5	5	4	No	No
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	3	3	4	Yes	Yes
United Teamsters Trust Fund A	2	1	1	Yes	Yes
Warehouse Employees Local 169 and Employers Joint Pension Fund	1	1	1	Yes	Yes
UFCW National Pension Fund	—	—	1	No	No
Other funds	38	31	27	—	—
	$55	$47	$43

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

If the Company elects to voluntarily withdraw from a multiemployer pension plan, it may be responsible for its proportionate share of the respective plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $130 million as of December 30, 2023. Actual withdrawal liabilities incurred by the Company, if it were to withdraw from one or more plans, could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plans’ funded status.
19.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A Preferred Stock, if dilutive in the period. For fiscal years 2023, 2022 and 2021, share-based awards representing less than 1 million, 2 million and 2 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For fiscal year 2023, Series A Preferred Stock representing 9 million of underlying common shares were included in the computation because the effect is dilutive. For fiscal years 2022 and 2021, Series A Preferred Stock representing 25 million and 25 million of underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted EPS:

	2023	2022	2021
Numerator:
Net income	$506	$265	$164
Less: Series A Preferred Stock dividends (1)	(7)	(37)	(43)
Net income available to common shareholders	$499	$228	$121
Denominator:
Weighted-average common shares outstanding	239	224	222
Effect of dilutive share-based awards	2	2	3
Effect of dilutive underlying shares of the Series A Preferred Stock (2)	9	—	—
Weighted-average dilutive shares outstanding	250	226	225
Net income per share:
Basic	$2.09	$1.02	$0.55
Diluted	$2.02	$1.01	$0.54
(1)    As discussed in Note 14 Convertible Preferred Stock, Series A Preferred Stock dividends for the first quarter of 2021 were paid-in-kind in the form of shares of Series A Preferred Stock. Series A Preferred Stock dividends for the remaining quarters of fiscal year 2021, and all dividends paid in 2022 and 2023 were paid in cash.
(2)    Under the if-converted method, outstanding shares of the Series A Preferred Stock are converted to common shares for inclusion in the calculation of weighted-average common shares outstanding-diluted. Once converted, there would be no preferred stock outstanding and therefore, no Series A Preferred Stock dividend As of December 30, 2023, the 9 million shares represent the weighted average impact on these shares during the fiscal year 2023. See Note 14 Convertible Preferred Stock, for details on Series A Preferred Stock.

20.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, by component, for the last three fiscal years:

	2023	2022	2021
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of year (1)	$(73)	$(19)	$(29)
Other comprehensive (loss) income before reclassifications	(55)	(73)	14
Reclassification adjustments:
Amortization of net loss (2) (3)	(3)	—	—
Total before income tax	(58)	(73)	14
Income tax (benefit) provision	(15)	(19)	4
Current year comprehensive (loss) income, net of tax	(43)	(54)	10
Balance as of end of year (1)	$(116)	$(73)	$(19)

Interest rate caps:
Balance as of beginning of year (1)	$—	$—	$(5)
Change in fair value of interest rate caps	1	—	1
Amounts reclassified to interest expense	—	—	5
Total before income tax	1	—	6
Income tax provision	—	—	1
Current year comprehensive income, net of tax	1	—	5
Balance as of end of year (1)	$1	$—	$—
Accumulated other comprehensive loss as of end of year(1)	$(115)	$(73)	$(19)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 18, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
21.    INCOME TAXES
The income tax provision for the fiscal years 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
Current:
Federal	$140	$69	$11
State	23	10	1
Current income tax provision	163	79	12
Deferred:
Federal	(4)	3	31
State	13	14	7
Deferred income tax provision	9	17	38
Total income tax provision	$172	$96	$50

The Company’s effective income tax rates for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 were 25%, 27% and 23%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future.

The reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 21% to the Company’s income tax provision for the fiscal years 2023, 2022 and 2021 is shown below:

	2023	2022	2021
Federal income taxes computed at statutory rate	$142	$76	$45
State income taxes, net of federal income tax benefit	35	21	10
Share-based compensation	(5)	(3)	(5)
Non-deductible expenses	10	7	5
Change in the valuation allowance for deferred tax assets	(6)	(12)	(7)
Net operating loss expirations	1	9	5
Tax credits	(2)	(1)	(1)
Change in unrecognized tax benefits	(3)	(1)	(2)
Total income tax provision	$172	$96	$50

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows:

	December 30, 2023	December 31, 2022
Deferred tax assets:
Operating lease liabilities	$77	$70
Workers’ compensation, general and fleet liabilities	47	43
Financing lease and other long term liabilities	109	80
Net operating loss carryforwards	37	48
Other deferred tax assets	108	114
Total gross deferred tax assets	378	355
Less valuation allowance	(10)	(16)
Total net deferred tax assets	368	339
Deferred tax liabilities:
Property and equipment	(220)	(166)
Operating lease assets	(73)	(66)
Inventories	(16)	(40)
Intangibles	(296)	(304)
Financing lease and other long term liabilities	(46)	(45)
Other deferred tax liabilities	(10)	(16)
Total deferred tax liabilities	(661)	(637)
Net deferred tax liability	$(293)	$(298)

The net deferred tax liabilities presented in the Company’s Consolidated Balance Sheets were as follows:

	December 30, 2023	December 31, 2022
Noncurrent deferred tax assets	$—	$—
Noncurrent deferred tax liability	(293)	(298)
Net deferred tax liability	$(293)	$(298)

The Company had tax affected state net operating loss carryforwards of $37 million as of December 30, 2023. The Company’s net operating loss carryforwards expire as follows:

State
2024-2028	$12
2029-2033	7
2034-2038	5
2039-2043	11
Indefinite	2
$37
The Company also has state credit carryforwards of $14 million.
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
A summary of the activity in the valuation allowance for the fiscal years 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Balance as of beginning of year	$16	$28	35
Benefit recognized	(6)	(12)	(7)
Balance as of end of year	$10	$16	$28
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
Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2023, 2022 and 2021 was as follows:

Balance at January 2, 2021	39
Gross increases due to positions taken in prior years	5
Gross decreases due to positions taken in prior years	(2)
Decreases due to lapses of statute of limitations	(5)
Decreases due to settlements with taxing authorities	(5)
Balance at January 1, 2022	32
Decreases due to lapses of statute of limitations	(2)
Balance at January 1, 2023	30
Decreases due to lapses of statute of limitations	$(4)
Balance at December 30, 2023	$26

The Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $15 million in the next 12 months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions.

Included in the balance of unrecognized tax benefits as of the end of fiscal years 2023, 2022 and 2021 was $24 million, $27 million and $28 million, respectively, of tax benefits that, if recognized, would affect the effective income tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had accrued interest and penalties of approximately $9 million and $8 million as of December 30, 2023 and December 31, 2022, respectively.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2007 through 2018 and 2020 through 2022 U.S. federal income tax years, and various state income tax years from 2000 through 2022, remain subject to income tax examinations by the relevant taxing authorities. Prior to 2007, the Company was owned by Royal Ahold N.V. (“Ahold”). Ahold indemnified the Company for 2007 pre-closing consolidated U.S. federal and certain combined state income taxes, and the Company is responsible for all other taxes, interest and penalties.
22.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,110 million of purchase orders and purchase contract commitments as of December 30, 2023 to be purchased beginning in fiscal year 2024 and continuing through fiscal year 2028 and $101 million of information technology commitments through May 2028 that are not recorded in the Company’s Consolidated Balance Sheets.
The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of December 30, 2023 totaled approximately $2.75 billion. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2024	$875
2025	925
2026	950
2027	—
2028	—
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $33 million through December 2024, as of December 30, 2023. Additionally, the Company had electricity forward purchase commitments totaling $5 million through July 2025, as of December 30, 2023. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
23.    US FOODS HOLDING CORP. CONDENSED FINANCIAL INFORMATION
These condensed parent company financial statements should be read in conjunction with the Company’s consolidated financial statements. Under terms of the agreements governing its indebtedness, the net assets of USF are restricted from being transferred to US Foods in the form of loans, advances or dividends with the exception of income tax payments, share-based compensation settlements and minor administrative costs. USF had $2.0 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation, as of December 30, 2023. See Note 16, Share-Based Compensation, Common Stock Issuances and Common Stock, for a discussion of the Company’s equity-related transactions. In the condensed parent company financial statements below, the investment in the operating subsidiary, USF, is accounted for using the equity method.

Condensed Parent Company Balance Sheets
(In millions, except par value)

	December 30, 2023	December 31, 2022
ASSETS
Investment in subsidiary	4,748	$4,492
Other assets	2	4
Total assets	$4,750	$4,496
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Accrued expenses and other current liabilities	$3	$—
Deferred tax liabilities	1	1
Total liabilities	4	1
Commitments and Contingencies (Note 22)
Mezzanine equity:
Series A convertible preferred stock, $0.01 par value—25 shares authorized; 0 and 0.5 issued and outstanding as of December 30, 2023 and December 31, 2022	—	534
Shareholders’ Equity
Common stock, $0.01 par value—600 shares authorized; 253 and 225 issued and outstanding as of December 30, 2023 and December 31, 2022	3	2
Additional paid-in capital	3,663	3,036
Retained earnings	1,509	1,010
Accumulated other comprehensive loss	(115)	(73)
Treasury Stock, 7.8 and .5 shares, respectively	(314)	(14)
Total shareholders’ equity	4,746	3,961
Total liabilities, mezzanine equity and shareholders’ equity	$4,750	$4,496

Condensed Parent Company Statements of Comprehensive Income

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Income before income taxes	$—	$—	$—
Income tax benefit	—	—	(4)
Income before equity in net earnings of subsidiary	—	—	4
Equity in net earnings of subsidiary	506	265	160
Net income	506	265	164
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	(43)	(54)	10
Unrecognized (loss) gain on interest rate hedges	1	—	5
Comprehensive income	$464	$211	$179
Net income	$506	$265	$164
Series A convertible preferred stock dividends	(7)	(37)	(43)
Net income available to common shareholders	$499	$228	$121

Condensed Parent Company Statements of Cash Flows

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$506	$265	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	(506)	(265)	(160)
Changes in operating assets and liabilities:
decrease in other assets	—	—	(4)
Net cash used in operating activities	—	—	—

Cash flows from investing activities:
Investment in subsidiary	301	51	28
Net cash provided by investing activities	301	51	28

Cash flows from financing activities:
Dividends paid on Series A convertible preferred stock	(7)	(37)	(28)
Repurchase of common stock	(294)	(14)	—
Net cash used in financing activities	(301)	(51)	(28)
Net increase in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash—beginning of year	—	—	—
Cash, cash equivalents and restricted cash—end of year	$—	$—	$—
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
No single customer accounted for more than 2% of the Company’s consolidated net sales in fiscal year 2023, 3% of the Company’s consolidated net sales in fiscal year 2022 and 2% of the Company’s consolidated net sales in fiscal year 2021. However, customers who are members of one group purchasing organization accounted, in the aggregate, for approximately 14% of the Company’s consolidated net sales in fiscal year 2023, 12% of the Company’s consolidated net sales in fiscal year 2022 and 11% of the Company’s consolidated net sales for fiscal year 2021.

25.    SUBSEQUENT EVENTS
Share Repurchase Program—For the fiscal month ending February 3, 2024, the Company repurchased 283,988 shares at an aggregate purchase price of approximately $13 million under the program. At February 1, 2024, there was approximately $179 million in remaining funds authorized under this program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 30, 2023, the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of US Foods Holding Corp.’s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 15, 2024
Management of US Foods Holding Corp. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.
Based on this assessment, management determined that, as of December 30, 2023, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated February 15, 2024. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2024

Item 9B. Other Information
No Adoption or Termination of Trading Arrangements

During the three months ended December 30, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to members of the Board of Directors and with respect to the Audit Committee will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (our “2024 Proxy Statement”) under the captions “Election of Directors”, “Delinquent Section 16(a) Reports”, and “Corporate Governance-Meetings of the Board and its Committees-Audit Committee” and is incorporated herein by reference. The information required by this item with respect to our Code of Conduct will be included in our 2024 Proxy Statement under the caption “Corporate Governance-Corporate Governance Materials” and is incorporated herein by reference. See Item 1 of Part I, “Business-Information about our Executive Officers” for the information required by this item with respect to our executive officers.
Item 11. Executive Compensation
The information required by this item will be included in our 2024 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report,” “Executive Compensation,” and “Director Compensation” and is incorporated herein by reference, provided that the Compensation and Human Capital Committee Report shall not be deemed to be “filed” with this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management will be included in our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Officers” and is incorporated herein by reference.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is presented below.
Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 30, 2023:

Plan Category	Number of shares to be issued upon exercise of outstanding options, restricted warrants and rights(1)	Weighted-average exercise price of shares underlying outstanding options, warrants and rights(2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(3)
Equity compensation plans approved by stockholders	5,899,189	25.24	6,644,521
Equity compensation plans not approved by stockholders	—	—	—
Total	5,899,189	25.24	6,644,521
(1) This number consists of 73,974 shares subject to outstanding awards granted under the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, 993,336 shares subject to outstanding awards under the 2016 US Foods Holding Corp. Omnibus Incentive Plan, and 4,831,879 shares subject to outstanding awards under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (the “2019 Plan”).
(2)    This weighted-average exercise price is calculated based on the exercise prices of outstanding Options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.
(3)    This number consists of 6,272,971 shares available for issuance under the 2019 Plan, and 371,550 shares reserved for issuance under the employee stock purchase plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2024 Proxy Statement under the captions “Election of Directors,” “Corporate Governance” and “Related Party Transactions” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2024 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

3.1
Restated Certificate of Incorporation of US Foods Holding Corp., effective as of May 18, 2023 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2023).

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

4.5
Indenture, dated as of February 4, 2021, by and among US Foods, Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2021).

4.6
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

4.8
Form of 4.625% Senior Secured Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2021 (included in the indenture filed as Exhibit 4.1 thereto)).

Exhibit No.	Description
4.9	Description of Securities of US Foods Holding Corp. (incorporated herein by reference to Exhibit 4.7 to the Annual Report on Form 10-K filed with the SEC on February 16, 2021).

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

10.2.9
Eighth Amendment to the Credit Agreement, dated as of April 24 2020, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2020).

10.2.10
Ninth Amendment to the Credit Agreement, dated as of November 22, 2021, by and among US Foods, Inc., the other Loan Parties party thereto, Citicorp North America, Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2021).

Exhibit No.	Description

10.2.11	Tenth Amendment to Credit Agreement (incorporated by reference to Ex 10.1 to Current Report on Form 8-K filed on June 2, 2023).

10.2.12	Eleventh Amendment to Credit Agreement (incorporated by reference to Ex 10.1 to Current Report on Form 8-K filed on August 22, 2023).

10.3*	US Foods Holding Corp. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

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

10.8*	US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed with the SEC on March 20, 2019).

10.9*
Form of Performance-Based Restricted Stock Unit Grant Notice and Agreement under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.10*
Form of Restricted Stock Unit Grant Notice and Agreement (for Time-Based Restricted Stock Units Awards Granted pre-March 2020) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

10.11*
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

10.13*
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

10.15*
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

10.17*	US Foods Holding Corp. Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to Appendix B of the Definitive Proxy Statement filed with the SEC on March 16, 2018).

10.18*
Offer Letter, dated as of January 27, 2017, by and between US Foods, Inc. and Dirk J. Locascio (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the SEC on February 28, 2017).

Exhibit No.	Description
10.19*
Form of Amended and Restated Executive Severance Agreement by and between US Foods, Inc. and each of its executive officers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 8, 2018).

10.20*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (for 3-year Performance-Based Restricted Stock Unit Awards) under the US Foods Corp. 2019 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.21
Cooperation Agreement, dated as of May 9, 2022, between US Holding Corp. and Sachem Head (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2022)

10.22*
Letter Agreement by and between US Holding Corp. and Andrew Iacobucci, dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 10, 2022).

10.23*
Letter Agreement by and between US Foods, Inc. and Dirk Locascio, dated June 19, 2022 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.24*
Form of Award Agreement Amendment Letter under the US Foods Corp. 2019 Long-Term Incentive Plan by and between US Holding Corp. and each of its executive officers (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.25*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (CEO Retention Awards) under the US Foods Corp. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.26*
Offer Agreement by and between the Company and David Flitman, dated November 22, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 28, 2022)

10.27*
Form of Restricted Stock Unit Grant Notice and Agreement by and between the Company and David Flitman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 28, 2022)

10.28*
Form of Performance-Based Restricted Stock Unit Grant Notice and Agreement by and between the Company and David Flitman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 28, 2022)

10.29*	Executive Severance Agreement by and between the Company and David Flitman (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 28, 2022)

21.1	List of Subsidiaries of US Foods Holding Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Clawback Policy

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

US FOODS HOLDING CORP. (Registrant)

By:	/s/ DAVID E. FLITMAN
Name:	David E. Flitman
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	February 15, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. FLITMAN	Chief Executive Officer and Director	February 15, 2024
David E. Flitman	(Principal Executive Officer)

/s/ DIRK J. LOCASCIO	Chief Financial Officer	February 15, 2024
Dirk J. Locascio	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHERYL A. BACHELDER	Director	February 15, 2024
Cheryl A. Bachelder

/s/ JAMES J. BARBER, JR	Director	February 15, 2024
James J. Barber, JR

/s/ ROBERT M. DUTKOWSKY	Director and Board Chair	February 15, 2024
Robert M. Dutkowsky

/s/ SCOTT D. FERGUSON	Director	February 15, 2024
Scott D. Ferguson

/s/ MARLA GOTTSCHALK	Director	February 15, 2024
Marla Gottschalk

/s/SUNIL GUPTA	Director	February 15, 2024
Sunil Gupta

/s/ CARL ANDREW PFORZHEIMER	Director	February 15, 2024
Carl Andrew Pforzheimer

/s/ QUENTIN ROACH	Director	February 15, 2024
Quentin Roach

/s/ DAVID M. TEHLE	Director	February 15, 2024
David M. Tehle

/s/ DAVID A. TOY	Director	February 15, 2024
David A. Toy

/s/ ANN E. ZIEGLER	Director	February 15, 2024
Ann E. Ziegler