Form 10-Q
period 2024-03-30
US Foods Holding Corp.
filed 2024-05-09
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
245,866,992 shares of the registrant’s common stock were outstanding as of May 3, 2024.

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
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Annual Report”).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	March 30, 2024	December 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$267	$269
Accounts receivable, less allowances of $20 and $18	1,966	1,854
Vendor receivables, less allowances of $6 and $5	210	156
Inventories—net	1,620	1,600
Prepaid expenses	152	138
Other current assets	19	14
Total current assets	4,234	4,031
Property and equipment—net	2,303	2,280
Goodwill	5,697	5,697
Other intangibles—net	796	803
Other assets	360	376
Total assets	$13,390	$13,187
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft liability	$198	$220
Accounts payable	2,273	2,051
Accrued expenses and other current liabilities	651	731
Current portion of long-term debt	116	110
Total current liabilities	3,238	3,112
Long-term debt	4,585	4,564
Deferred tax liabilities	300	293
Other long-term liabilities	442	469
Total liabilities	8,565	8,438
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 253.9 issued and 245.8 outstanding as of March 30, 2024, and 252.9 issued and 245.1 outstanding as of December 30, 2023	3	3
Additional paid-in capital	3,668	3,663
Retained earnings	1,591	1,509
Accumulated other comprehensive loss	(113)	(115)
Treasury Stock, 8.1 and 7.8 shares, respectively	(324)	(311)
Total shareholders’ equity	4,825	4,749
Total liabilities and shareholders’ equity	$13,390	$13,187
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Net sales	$8,949	$8,542
Cost of goods sold	7,454	7,117
Gross profit	1,495	1,425
Operating expenses:
Distribution, selling and administrative costs	1,317	1,238
Restructuring costs and asset impairment charges	13	—
Total operating expenses	1,330	1,238
Operating income	165	187
Other income—net	(1)	(1)
Interest expense—net	79	81
Income before income taxes	87	107
Income tax provision	5	25
Net income	82	82
Other comprehensive income —net of tax:
Changes in retirement benefit obligations	2	1
Comprehensive income	$84	$83
Net income	$82	$82
Series A convertible preferred stock dividends	—	(7)
Net income available to common shareholders	$82	$75
Net income per share
Basic (Note 12)	$0.33	$0.33
Diluted (Note 12)	$0.33	$0.32
Weighted-average common shares outstanding
Basic (Note 12)	245	226
Diluted (Note 12)	248	252
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 30, 2023	252.9	$3	$3,663	$1,509	7.8	$(311)	$(115)	$4,749
Share-based compensation expense	—	—	15	—	—	—	—	15
Proceeds from employee stock purchase plan	0.1	—	5	—	—	—	—	5
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	5	—	—	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(20)	—	—	—	—	(20)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	2	2
Common stock repurchased	—	—	—	—	0.3	(13)	—	(13)
Net Income	—	—	—	82	—	—	—	82
BALANCE—March 30, 2024	253.9	$3	$3,668	$1,591	8.1	$(324)	$(113)	$4,825

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 31, 2022	225.2	$2	$3,036	$1,010	0.4	$(14)	$(73)	$3,961
Share-based compensation expense	—	—	14	—	—	—	—	14
Proceeds from employee stock purchase plan	0.2	—	5	—	—	—	—	5
Vested restricted stock units, net	0.6	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	7	—	—	—	—	7
Tax withholding payments for net share-settled equity awards	—	—	(11)	—	—	—	—	(11)
Series A convertible preferred stock conversion to common stock	7.6	—	161	—	—	—	—	161
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	—	(7)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	0.9	(34)	—	(34)
Net Income	—	—	—	82	—	—	—	82
BALANCE—April 1, 2023	233.9	$2	$3,212	$1,085	1.3	$(48)	$(72)	$4,179

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	13 Weeks Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$82	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105	98
Gain on disposal of property and equipment—net	—	(1)
Amortization of deferred financing costs	3	7
Deferred tax provision	5	5
Share-based compensation expense	15	14
Provision for doubtful accounts	7	10
Changes in operating assets and liabilities:
Increase in receivables	(173)	(197)
Increase in inventories—net	(20)	(9)
(Increase) decrease in prepaid expenses and other assets	(1)	2
Increase in accounts payable and cash overdraft liability	221	321
Decrease in accrued expenses and other liabilities	(105)	(53)
Net cash provided by operating activities	139	279
Cash flows from investing activities:
Proceeds from sales of property and equipment	1	1
Purchases of property and equipment	(87)	(61)
Net cash used in investing activities	(86)	(60)
Cash flows from financing activities:
Principal payments on debt and financing leases	(457)	(111)
Principal payments on debt repricing	(14)	—
Proceeds from debt repricing	14	—
Proceeds from debt borrowings	426	13
Dividends paid on Series A convertible preferred stock	—	(7)
Repurchase of common stock	(13)	(34)
Debt financing costs and fees	(1)	—
Proceeds from employee stock purchase plan	5	5
Proceeds from exercise of stock options	5	7
Tax withholding payments for net share-settled equity awards	(20)	(11)
Net cash used in financing activities	(55)	(138)
Net (decrease) increase in cash, and cash equivalents and restricted cash	(2)	81
Cash, cash equivalents and restricted cash—beginning of period	269	211
Cash, cash equivalents and restricted cash—end of period	$267	$292
Supplemental disclosures of cash flow information:
Conversion of Series A Convertible Preferred Stock	$—	$162
Interest paid—net of amounts capitalized	93	61
Income taxes paid—net	5	3
Property and equipment purchases included in accounts payable	20	17
Leased assets obtained in exchange for financing lease liabilities	56	47
Leased assets obtained in exchange for operating lease liabilities	7	9
Cashless exercise of stock options	4	1
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
Basis of Presentation—The Company operates on a 52- or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal years 2024 and 2023 are both 52-week fiscal years.
The consolidated financial statements included in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in this Quarterly Report are adequate to make the information presented not misleading. These interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Annual Report”).
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (“Topic 280”) “Improvements to Reportable Segment Disclosures Topic 280,” which enhances the transparency of segment disclosures primarily related to conclusions on consolidated net income as a measure of segment profit or loss that is most consistent with U.S. GAAP. This guidance also applies to single reportable segment entities. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This guidance is effective on a retrospective basis unless it is impracticable to do so and early adoption is permitted. The Company plans to adopt the provisions of ASU No. 2023-07 at the beginning of the fourth quarter of fiscal year 2024 and does not expect the provisions of the new standard to materially affect our financial position, results of operation or cash flows.
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
In March 2024, the SEC adopted amendments to its rules under the Securities Act and Exchanges Act The Enhancement and Standardization of Climate-Related Disclosures for Investors (“SEC Climate Rule”), which enhances the transparency of climate-related disclosures primarily related to climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, business strategy, results of operations, or financial condition. The SEC has been the subject of various lawsuits since adopting these amendments, and has voluntarily stayed these standards pending further developments on the legal front. Under the currently issued SEC Climate Rule, these amendments would be effective for large accelerated filers for fiscal year 2025. The Company is continuing to monitor developments associated with these standards and has begun to assess the impacts they may have on the Company’s financial position, results of operation and cash flows.

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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of March 30, 2024 or December 30, 2023. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $2.0 billion and $1.9 billion as of March 30, 2024 and December 30, 2023, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $40 million and $35 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023, respectively, and $43 million and $39 million included in other assets in the Company’s Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Meats and seafood	$2,976	$2,826
Dry grocery products	1,614	1,551
Refrigerated and frozen grocery products	1,551	1,445
Dairy	927	935
Equipment, disposables and supplies	864	880
Beverage products	509	461
Produce	508	444
Total net sales	$8,949	$8,542
4.    INVENTORIES
The Company’s inventories, consisting mainly of food and other food-related products, are primarily considered finished goods. Inventory costs include the purchase price of the product, freight costs to deliver it to the Company’s distribution and retail facilities, and depreciation and labor related to processing facilities and equipment and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $533 million and $488 million as of March 30, 2024 and December 30, 2023, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $45 million and $20 million for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.
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
A summary of the activity in the allowance for doubtful accounts for the 13 weeks ended March 30, 2024 and April 1, 2023 was as follows:

	March 30, 2024	April 1, 2023
Balance as of beginning of year	$18	$30
Charged to costs and expenses, net	7	10
Customer accounts written off—net of recoveries	(5)	(8)
Balance as of end of period	$20	$32
This table excludes the vendor receivable related allowance for doubtful accounts of $6 million as of March 30, 2024, $5 million as of December 30, 2023, $8 million as of April 1, 2023 and $8 million as of December 31, 2022, respectively.
6.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of March 30, 2024 and December 30, 2023, property and equipment-net included accumulated depreciation of $3,224 million and $3,219 million, respectively. Depreciation expense was $93 million and $87 million for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.
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
Customer relationships, noncompete agreements and amortizable trade names are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, noncompete agreements and amortizable trade names are amortized over their estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $12 million and $11 million for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.

Goodwill and other intangibles—net consisted of the following:

	March 30, 2024	December 30, 2023
Goodwill	$5,697	$5,697
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$720	$715
Accumulated amortization	(201)	(189)
Net carrying value	519	526
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(2)
Net carrying value	2	2
Noncompete agreements—amortizable:
Gross carrying amount	4	4
Accumulated amortization	—	—
Net carrying value	4	4
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$796	$803
The increase in the gross carrying amount of customer relationships is attributable to acquisition purchase price adjustments.
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.
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

The Company’s assets and liabilities measured at fair value on a recurring basis as of March 30, 2024 and December 30, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	March 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$109	$—	$—	$109
Interest rate caps	—	1	—	1
	December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$208	$—	$—	$208
Interest rate caps	—	1	—	1
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
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate hedges, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two, two-year rate cap agreements, which will mature on April 30, 2025, with a total notional amount of $450 million, which effectively cap the interest rate on approximately 24% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap.
The Company records its interest rate caps in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. The following table presents the balance sheet location and fair value of the interest rate caps at March 30, 2024:

Balance at March 30, 2024	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate caps	Other current assets	$1
Interest rate caps	Other noncurrent assets	$—
The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate caps during the 13 weeks ended March 30, 2024. The following table presents the effect of the Company’s interest rate caps in the Consolidated Statement of Comprehensive Income for the 13 weeks ended March 30, 2024:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended March 30, 2024
Interest Rate Caps	$—	Interest expense ─ net	$—
During the next twelve months, the Company estimates $1 million will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.7 billion and $4.7 billion as of March 30, 2024 and December 30, 2023, respectively, as compared to its carrying value of $4.8 billion and $4.6 billion as of March 30, 2024 and December 30, 2023 respectively.
The fair value of the Company’s 6.88% senior unsecured notes due September 15, 2028 (the “Unsecured Senior Notes due 2028”) was $0.5 billion as of both March 30, 2024 and December 30, 2023. The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.8 billion and $0.9 billion as of March 30, 2024 and December 30, 2023. The fair value of the Company’s 4.63% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.5 billion as of both March 30, 2024 and December 30, 2023. The fair value of the Company’s 7.25% senior unsecured notes due January 15, 2032 (the “Unsecured Senior Notes due 2032”) was $0.5 billion as of both March 30, 2024 and December 30, 2023. Fair value of the Unsecured Senior Notes due 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 is based upon their quoted market prices on the respective dates. The fair value of the Unsecured Senior Notes due 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

9.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of March 30, 2024	Carrying Value as of March 30, 2024	Carrying Value as of December 30, 2023
ABL Facility	December 7, 2027	8.50%	$—	$—
2019 Incremental Term Loan Facility (net of $10 and $11 of unamortized deferred financing costs, respectively)	September 13, 2026	7.44%	1,102	1,105
2021 Incremental Term Loan Facility (net of $3 and $3 of unamortized deferred financing costs, respectively)	November 22, 2028	7.33%	719	718
Unsecured Senior Notes due 2028 (net of $4 and $5 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	496	495
Unsecured Senior Notes due 2029 (net of $6 and $6 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	894	894
Unsecured Senior Notes due 2030 (net of $4 and $4 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	496	496
Unsecured Senior Notes due 2032 (net of $5 and $5 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	495	495
Obligations under financing leases	2024–2037	1.26%-8.31%	491	463
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,701	4,674
Current portion of long-term debt			(116)	(110)
Long-term debt			$4,585	$4,564

As of March 30, 2024, after considering interest rate caps that fixed the variable component of the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities described below, approximately 30% of the Company’s total debt bore interest at a floating rate.
ABL Facility
The Company’s asset based senior secured revolving credit facility (the “ABL Facility”) provides the Company with loan commitments having a maximum aggregate principal amount of $2,300 million. The ABL Facility is scheduled to mature on December 7, 2027.
Borrowings under the ABL Facility bear interest, at the Company’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described in the ABL Facility, plus a margin ranging from 0.00% to 0.50% based on USF’s excess availability under the ABL Facility, or the sum of the Term Secured Overnight Financing Rate (“Term SOFR”) plus a margin ranging from 1.00% to 1.50%, based on USF’s excess availability under the ABL Facility, and a credit spread adjustment of 0.10%. The margin under the ABL Facility as of March 30, 2024 was 0.00% for ABR loans and 1.00% for Term SOFR loans.
The Company had no outstanding borrowings, and had outstanding letters of credit totaling $542 million, under the ABL Facility as of March 30, 2024. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,758 million under the ABL Facility as of March 30, 2024.
Term Loan Facilities
Under its term loan credit agreement, the Company has entered into an incremental senior secured term loan facility borrowed in September 2019 (the “2019 Incremental Term Loan Facility”) and an incremental senior secured term loan facility borrowed in November 2021 (the “2021 Incremental Term Loan Facility”). On June 1, 2023, the Company entered into an amendment to its term loan credit agreement to replace the LIBOR-based interest rate option included in the term loan credit agreement with an interest rate option based upon Term SOFR. USF’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate caps described above.

2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,102 million, net of $10 million of unamortized deferred financing costs as of March 30, 2024. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR plus (ii) a credit spread adjustment of (a) 0.11448% for a one-month term, (b) 0.26161% for a three-month term, or (c) 0.42826% for a six month term, (with the sum of Term SOFR and the foregoing credit spread adjustment subject to a Term SOFR “floor” of 0.00%) plus (iii) a margin of 2.00%, or the sum of (i) an ABR, as described in the 2019 Incremental Term Loan Facility plus a margin of 1.00%. The 2019 Incremental Term Loan Facility will mature on September 13, 2026.
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $719 million, net of $3 million of unamortized deferred financing costs as of March 30, 2024. Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR (with the Term SOFR subject to a “floor” of 0.00%) plus (ii) a margin of 2.00% or the sum of (i) an ABR, as described in the 2021 Incremental Term Loan Facility, plus a margin of 1.00%. The 2021 Incremental Term Loan Facility will mature on November 22, 2028.
On August 22, 2023, the 2021 Incremental Term Loan Facility was amended to reduce the interest rate margins under the term loan facility to 2.50% for Term SOFR borrowings and 1.50% for ABR borrowings. The Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $1 million of third-party costs and a write-off of $1 million of unamortized deferred financing costs, related to the August 22, 2023 amendment in interest expense. Unamortized deferred financing costs of $3 million at December 30, 2023 were carried forward and will be amortized through November 22, 2028, the maturity date of the term loan facility.
On February 27, 2024, the 2021 Incremental Term Loan Facility was further amended to reduce the interest rate margins under the term loan facility to 2.00% for Term SOFR borrowings and 1.00% for ABR borrowings and eliminate the credit spread adjustment. The Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $1 million of third-party costs related to the February 27, 2024 amendment in interest expense. Unamortized deferred financing costs of $3 million at March 30, 2024 were carried forward and will be amortized through November 22, 2028, the maturity date of the term loan facility.
Unsecured Senior Notes due 2028
The Unsecured Senior Notes due 2028 had an outstanding balance of $496 million, net of the $4 million of unamortized deferred financing costs, as of March 30, 2024. The Unsecured Senior Notes due 2028 bear interest at a rate of 6.88% per annum and will mature on September 15, 2028.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $894 million, net of $6 million of unamortized deferred financing costs, as of March 30, 2024. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029.
Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of March 30, 2024. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.63% per annum and will mature on June 1, 2030.
Unsecured Senior Notes due 2032
The Unsecured Senior Notes due 2032 had an outstanding balance of $495 million, net of the $5 million of unamortized deferred financing costs, as of March 30, 2024. The Unsecured Senior Notes due 2032 bear interest at a rate of 7.25% per annum and will mature on January 15, 2032.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.0 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of March 30, 2024.

10. RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives, close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
During the 13 weeks ended March 30, 2024, the Company incurred net restructuring costs of $13 million primarily related to initiatives to improve operational effectiveness and workforce reductions. During the 13 weeks ended April 1, 2023, the net restructuring costs were de minimis. Net restructuring liabilities were $15 million and $7 million as of March 30, 2024 and December 30, 2023, respectively.
The following table summarizes the changes in the restructuring liabilities for the 13 weeks ended March 30, 2024:

	Severance and Related Costs	Facility Closing Costs	Total
Balance as of December 30, 2023	$7	$—	$7
Current period costs	13	—	13
Payments, net	(5)	—	(5)
Balance at March 30, 2024	$15	$—	$15
11.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan (the “Retirement Plan”) and a 401(k) savings plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
In the quarter ending July 1, 2023, the Company issued a notice of intent to terminate the majority of the Retirement Plan. This was previously approved by the Company’s Board of Directors. Effective December 30, 2023, the Retirement Plan was split into the Retirement Plan that is continuing, the “Ongoing Plan”, and the portion of the Retirement Plan that is terminating, the “Terminating Plan.” The Company has commenced the plan termination process for the Terminating Plan and expects all benefits to be settled during 2024, either through a lump-sum payment to participants or the purchase of an annuity offering on behalf of the participants. As the amount of the settlement depends on a number of factors determined as of the Terminating Plan liquidation date, including the annuity pricing, interest rate environment and asset experience, we are currently unable to determine the ultimate cost of the settlement of the Terminating Plan at this time. The Company does not expect to make significant contributions to the Retirement Plan in fiscal year 2024 for the cost of settlement of the Terminating Plan.

The components of net periodic pension benefit credits for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Components of net periodic pension benefit credits
Service cost	$—	$—
Interest cost	5	10
Expected return on plan assets	(5)	(12)
Amortization of net loss	2	1
Net periodic pension benefit credits	$2	$(1)
Other postretirement benefit costs were de minimis for both the 13 weeks ended March 30, 2024 and April 1, 2023.
The service cost component of net periodic benefit credits is included in distribution, selling and administrative costs, while the other components of net periodic benefit credits are included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
The Company does not expect to make significant contributions to its defined benefit pension plan in fiscal year 2024.
Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $21 million and $17 million for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $15 million and $13 million for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.

12.    STOCKHOLDERS’ EQUITY
Earnings Per Share
The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applied the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock (the “Series A Preferred Stock”), if dilutive in the period. For both, the 13 weeks ended March 30, 2024 and April 1, 2023, share-based awards representing 1 million underlying common shares, were not included in the computation because the effect would have been anti-dilutive. The Series A Preferred Stock shares were dilutive for the 13 weeks ended April 1, 2023. For the 13 weeks ended March 30, 2024, there are no Series A Preferred Stock outstanding.
The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Numerator:
Net income	$82	$82
Less: Series A Preferred Stock Dividends	—	(7)
Net income available to common shareholders	$82	$75
Denominator:
Weighted-average common shares outstanding—basic	245	226
Effect of dilutive share-based awards	3	3
Effect of dilutive underlying shares of the Series A Preferred Stock (1)	—	23
Weighted-average common shares outstanding—diluted	248	252
Net income per share
Basic	$0.33	$0.33
Diluted	$0.33	$0.32

(1)    Under the if-converted method, outstanding shares of the Series A Preferred Stock were treated as if converted to common shares for inclusion in the calculation of the weighted-average common shares outstanding—diluted. Under this approach, if converted, there would be no preferred stock outstanding and therefore no Series A Preferred Stock dividend. As of March 30, 2024, there are no Series A Preferred Stock outstanding.
Share Repurchase Program
On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. During the 13 weeks ended March 30, 2024, the Company repurchased 283,988 shares at an aggregate purchase price of approximately $13 million under the program. At March 30, 2024, there was approximately $179 million in remaining funds authorized under this program. Additionally, during the 13 weeks ended March 30, 2024, the Company recorded de minimis excise tax associated with common stock repurchases.
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

13.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(116)	$(73)
Reclassification adjustments:
Amortization of net loss(2) (3)	2	1
Current period comprehensive income, net of tax	2	1
Balance as of end of period(1)	$(114)	$(72)

Interest rate Caps:
Balance at beginning of period(1)	$1	$—
Change in fair value of interest rate caps	—	—
Balance at end of period(1)	$1	$—

Accumulated other comprehensive loss at end of period(1)	$(113)	$(72)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 11, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
14.    RELATED PARTY TRANSACTIONS
As of both March 30, 2024 and December 30, 2023, as reported by the administrative agent of the 2019 and 2021 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $2 million in aggregate principal amount of the 2021 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
15.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 13 weeks ended March 30, 2024 and April 1, 2023, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.

For the 13 weeks ended March 30, 2024, the Company’s effective income tax rate of 6% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $15 million related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation and a tax expense of $3 million, primarily related to adjustments to prior year provision estimates.
For the 13 weeks ended April 1, 2023, the Company’s effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million, primarily related to excess tax benefits associated with share-based compensation.
16. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,285 million of purchase orders and purchase contract commitments as of March 30, 2024 to be purchased in the remainder of fiscal year 2024 and continuing through fiscal year 2028 and $134 million of information technology commitments through 2027 that are not recorded in the Company’s Consolidated Balance Sheets.
The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of March 30, 2024 totaled approximately $1.80 billion. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2024	$693
2025	946
2026	158
2027	—
2028	—
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $24 million through December 2024 as of March 30, 2024. Additionally, the Company had electricity forward purchase commitments totaling $5 million through July 2025, as of March 30, 2024. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
18.    SUBSEQUENT EVENTS
IWC Food Service Acquisition - On April 5, 2024, the Company completed the acquisition of IWC Food Service for approximately $220 million. The acquisition will allow US Foods to further expand its reach into Tennessee and distribution channels to the southeast United States. The acquisition was a stock acquisition funded with cash on hand. The Company is in the process of measuring the acquired assets and assumed liabilities as of the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2023 Annual Report. The following discussion and analysis contain certain financial measures that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks ended March 30, 2024 are compared to the 13 weeks ended April 1, 2023, unless specifically noted otherwise.
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
We supply approximately 250,000 customer locations nationwide. These customer locations include independent restaurants, chain restaurants, healthcare, hospitality, education and other customers. We provide fresh, frozen, and dry food products, as well as non-food items, sourced from thousands of suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our extensive network of over 70 distribution facilities and fleet of over 6,500 trucks, along with over 90 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
For the 13 weeks ended March 30, 2024, net sales increased, with a total case volume increase of 4.2% compared to the prior year driven by a 4.6% increase in independent restaurant case volume, a 6.4% increase in healthcare volume, a 0.9% increase in hospitality volume and a 3.7% increase in chain volume. Total organic case volume increased 1.4% for the 13 weeks ended March 30, 2024 which includes 2.9% organic independent restaurant case volume growth.

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
Highlights
For the 13 weeks ended March 30, 2024, compared to the same period a year ago, total case volume increased 4.2% and independent restaurant case volume increased 4.6%. For the 13 weeks ended March 30, 2024, compared to the same period a year ago, total organic case volume increased 1.4%, organic independent restaurant case growth was 2.9%. Net sales increased $407 million, or 4.8%, for the 13 weeks ended March 30, 2024, driven primarily by case volume growth and food cost inflation of 1.5%.
Gross profit increased $70 million, or 4.9%, to $1,495 million for the 13 weeks ended March 30, 2024. The increase was primarily as a result of an increase in organic case volume, improved cost of goods sold, the impact of acquisitions and pricing optimization, partially offset by an unfavorable year-over-year LIFO adjustment. Gross profit was negatively impacted by a LIFO expense of $45 million for the 13 weeks ended March 30, 2024 and $20 million for the 13 weeks ended April 1, 2023, respectively. As a percentage of net sales, gross profit was 16.7% for both the 13 weeks ended March 30, 2024 and the 13 weeks ended April 1, 2023.
Total operating expenses increased $92 million, or 7.4%, to $1,330 million for the 13 weeks ended March 30, 2024. Operating expenses increased primarily as a result of an increase in organic case volume, higher distribution costs, reflecting increased labor costs, the impact of acquisitions and incremental costs to serve our customers during January labor disruptions, partially offset by continued productivity improvement. As a percentage of net sales, operating expenses were 14.9% for the 13 weeks ended March 30, 2024, compared to 14.5% for the prior year period.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Consolidated Statements of Operations:
Net sales	$8,949	$8,542
Cost of goods sold	7,454	7,117
Gross profit	1,495	1,425
Operating expenses:
Distribution, selling and administrative costs	1,317	1,238
Restructuring costs and other asset impairment costs	13	—
Total operating expenses	1,330	1,238
Operating income	165	187
Other income—net	(1)	(1)
Interest expense—net	79	81
Income before income taxes	87	107
Income tax provision	5	25
Net income	82	82
Series A Preferred Stock Dividends	—	(7)
Net income available to common shareholders	$82	$75
Percentage of Net Sales:
Gross profit	16.7%	16.7%
Operating expenses	14.9%	14.5%
Operating income	1.8%	2.2%
Net income	0.9%	1.0%
Adjusted EBITDA(1)	4.0%	3.9%
Other Data:
Cash flows—operating activities	$139	$279
Cash flows—investing activities	(86)	(60)
Cash flows—financing activities	(55)	(138)
Capital expenditures	87	61
EBITDA(1)	271	286
Adjusted EBITDA(1)	356	337
Adjusted EBITDA Margin(1)	4.0%	3.9%
Adjusted Net Income(1)	134	125
Free Cash Flow(2)	53	219
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
(2) Free Cash Flow is defined as cash flows provided by operating activities and proceeds from sales of property and equipment less cash capital expenditures. Free Cash Flow as presented is a supplemental measure of our liquidity that is not required by, or presented in accordance with, GAAP. It is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities or any other liquidity measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

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
We use Free Cash Flow as a supplemental measure to GAAP financial measures regarding the liquidity of our operations. We measure Free Cash Flow as cash flows provided by operating activities and proceeds from sales of property and equipment less cash capital expenditures. We believe that Free Cash Flow is a useful financial metric to assess our ability to pursue business opportunities and investments. Free Cash Flow is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows provided by operating activities or any other liquidity measures derived in accordance with GAAP.
We caution readers that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Free Cash Flow may not be the same as similar measures used by other companies. Not all companies and analysts calculate EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income or Free Cash Flow in the same manner. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by presenting the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures.

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended
	March 30, 2024		April 1, 2023
Net income available to common shareholders and net income margin	$82	0.9%	$75	0.9%
Series A Preferred Stock Dividends	—		(7)
Net income	82		82
Interest expense—net	79		81
Income tax provision	5		25
Depreciation expense	93		87
Amortization expense	12		11
EBITDA and EBITDA Margin	271	3.0%	286	3.3%
Adjustments:
Restructuring costs and asset impairment charges(1)	13		—
Share-based compensation expense(2)	15		14
LIFO reserve adjustment(3)	45		20
Business transformation costs(4)	9		4
Business acquisition and integration related costs and other(5)	3		13
Adjusted EBITDA and Adjusted EBITDA Margin	356	4.0%	337	3.9%
Depreciation expense	(93)		(87)
Interest expense—net	(79)		(81)
Income tax provision, as adjusted(6)	(50)		(44)
Adjusted Net Income	$134		$125
Cash flow
Cash flows from operating activities	$139		$279
Proceeds from sales of property and equipment	1		1
Capital expenditures	(87)		(61)
Free Cash Flow	$53		$219
(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2) Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable technology. For the 13 weeks ended March 30, 2024, business transformation costs related to projects associated with information technology and workforce efficiencies. For the 13 weeks ended April 1, 2023, business transformation costs related to projects associated with several supply chain strategy initiatives.
(5)    Includes: (i) aggregate acquisition and integration related costs of $3 million and $4 million for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively; (ii) CEO sign on bonus of $3 million for the 13 weeks ended April 1, 2023 and (iii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended
	March 30, 2024	April 1, 2023
GAAP income tax provision	$5	$25
Tax impact of pre-tax income adjustments	25	15
Discrete tax items	20	4
Income tax provision, as adjusted	$50	$44

Comparison of Results
13 Weeks Ended March 30, 2024 and April 1, 2023
Highlights
•Net income remained flat at $82 million in 2024.
•Adjusted EBITDA increased $19 million, or 5.6%, to $356 million in 2024. As a percentage of net sales, Adjusted EBITDA was 4.0% in 2024, compared to 3.9% in 2023.
•Net sales increased $407 million, or 4.8%, to $8,949 million in 2024.
•Total case volume increased 4.2% and independent restaurant case volume increased 4.6%.
•Total organic case volume increased 1.4% and organic independent restaurant case volume increased 2.9%.
•Operating income decreased $22 million, to $165 million in 2024.
Net Sales
Net sales increased $407 million or 4.8%, to $8,949 million in 2024 driven by case volume growth and food cost inflation of 1.5%. Total case volume increased 4.2% driven by a 4.6% increase in independent restaurant case volume, a 0.9% increase in hospitality volume, a 6.4% increase in healthcare volume and a 3.7% increase in chain volume. Total organic case volume increased 1.4% and organic independent restaurant case volume increased 2.9%. Sales of private brands represented approximately 33% of net sales in both 2024 and 2023.
Gross Profit
Gross profit increased $70 million, or 4.9%, to $1,495 million in 2024 primarily as a result of an increase in organic case volume, improved cost of goods sold, the impact of acquisitions and pricing optimization, partially offset by an unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $45 million in 2024 compared to expense of $20 million in 2023, driven by inflation in multiple product categories including beef and poultry. Gross profit as a percentage of net sales was 16.7% in both 2024 and 2023. Gross profit as a percentage of net sales in 2024 is due to the aforementioned factors.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $92 million, or 7.4%, to $1,330 million in 2024. Operating expenses as a percentage of net sales were 14.9% in 2024, compared to 14.5% in 2023. Operating expenses increased primarily as a result of an increase in organic case volume, higher distribution costs, reflecting increased labor costs, the impact of acquisitions and incremental costs to serve our customers during January labor disruptions, partially offset by continued productivity improvement.
Operating Income
Our operating income was $165 million in 2024, compared to operating income of $187 million in 2023. The decrease in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $1 million in both 2024 and 2023.
Interest Expense—Net
Interest expense—net decreased $2 million to $79 million in 2024 primarily due to the interest associated with the unrecognized tax benefit recorded as a result of the expiration of various statutes of limitations, partially offset by higher average interest rates.
Income Taxes

For the 13 weeks ended March 30, 2024, the Company’s effective income tax rate of 6% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $15 million related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation and a tax expense of $3 million, primarily related to adjustments to prior year provision estimates. For the 13 weeks ended April 1, 2023, our effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $4 million primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $82 million in both periods for 2024 and 2023.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of March 30, 2024, the Company had approximately $2.0 billion in cash and available liquidity.
Indebtedness
The aggregate outstanding balance of our indebtedness was $4,701 million, net of $32 million of unamortized deferred financing costs, as of March 30, 2024.
We had no outstanding borrowings and had issued letters of credit totaling $542 million under the ABL Facility as of March 30, 2024. There was remaining capacity of $1,758 million under the ABL Facility as of March 30, 2024.
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,102 million, net of $10 million of unamortized deferred financing costs, as of March 30, 2024.
The 2021 Incremental Term Loan Facility had an outstanding balance of $719 million, net of $3 million of unamortized deferred financing costs, as of March 30, 2024.
The Unsecured Senior Notes due 2028 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of March 30, 2024.
The Unsecured Senior Notes due 2029 had an outstanding balance of $894 million, net of $6 million of unamortized deferred financing costs, as of March 30, 2024.
The Unsecured Senior Notes due 2030 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of March 30, 2024.
The Unsecured Senior Notes due 2032 had an outstanding balance of $495 million, net of $5 million of unamortized deferred financing costs, as of March 30, 2024.
We also had $491 million of obligations under financing leases for transportation equipment and building leases as of March 30, 2024.
The ABL Facility will mature in 2027. The 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility will mature in 2026 and 2028, respectively. The Unsecured Senior Notes due 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 will mature in 2028, 2029, 2030 and 2032, respectively.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.0 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of March 30, 2024.
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

Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	13 Weeks Ended
	March 30, 2024	April 1, 2023

Net income	$82	$82
Changes in operating assets and liabilities	(78)	64
Other adjustments	135	133
Net cash provided by operating activities	139	279
Net cash used in investing activities	(86)	(60)
Net cash used in financing activities	(55)	(138)
Net (decrease) increase in cash, and cash equivalents and restricted cash	(2)	81
Cash, cash equivalents and restricted cash—beginning of period	269	211
Cash, cash equivalents and restricted cash—end of period	$267	$292
Operating Activities
Cash flows provided by operating activities was $139 million for the 13 weeks ended March 30, 2024, representing a decrease of $140 million as compared to cash flows provided by operating activities of $279 million for the 13 weeks ended April 1, 2023, due to less working capital benefit for the 13 weeks ended March 30, 2024 compared to the 13 weeks ended April 1, 2023.
Investing Activities
Cash flows used in investing activities in the 13 weeks ended March 30, 2024 and April 1, 2023 included cash expenditures of $87 million and $61 million, respectively, on investments in information technology, property and equipment for fleet replacement and maintenance of distribution facilities.
We expect total cash capital expenditures in fiscal year 2024 to be between $325 million and $375 million. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used by financing activities in the 13 weeks ended March 30, 2024 included $31 million of scheduled payments under our Term Loan Facilities and financing leases, $14 million for repricing of the 2021 Term Loan Facility, $1 million of financing fees related to the 2021 Term Loan Facility repricing and no net payments under the ABL Facility. Financing activities in the 13 weeks ended March 30, 2024 also included $13 million common stock repurchased under the Share Repurchase Program, $5 million of proceeds received from stock purchases under our employee stock purchase plan, $5 million of proceeds from the exercise of employee stock options and $20 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Other Obligations and Commitments
There have been no material changes in the Company’s cash obligations and commitments since the end of fiscal year 2023. Refer to Item 7 of our 2023 Annual Report for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2023.
Retirement Plans
See Note 11, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.

Off-Balance Sheet Arrangements
We had $542 million of letters of credit outstanding primarily securing the Company’s obligations with respect to its insurance program and certain real estate leases, under the ABL Facility as of March 30, 2024.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 13 weeks ended March 30, 2024.
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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate hedges as a tool to achieve that position. In April 2023, the Company entered into two, two-year rate cap agreements, which will each mature on April 30, 2025 with a total notional amount of $450 million. The interest rate cap agreements will effectively cap the interest rate on approximately 24% of the principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap agreements. We may, in the future, enter into additional interest rate hedges, the risks of which include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
After considering interest rate caps that fixed the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities, approximately 30% of the principal amount of our debt bore interest at floating rates based on Term SOFR or an alternative reference rate, as defined in our credit agreements, as of March 30, 2024. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $16 million per year (see Note 9, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $190 million during the fiscal year ended December 30, 2023. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, growing our fleet of electric vehicles and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 30, 2024, we had diesel fuel forward purchase commitments totaling $24 million, which lock approximately 26% of our projected diesel fuel purchase needs through December 2024. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $11 million in additional fuel cost on uncommitted volumes through December 2024.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
For information relating to legal proceedings, see Note 16, Commitments and Contingencies, in our consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors” of the 2023 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of its outstanding common stock. As of March 30, 2024, there was approximately $179 million in remaining funds authorized under this program. For the 13 weeks ended March 30, 2024 the Company repurchased 283,988 shares at an aggregate purchase price of approximately $13 million under the program.
The following table summarizes repurchases of US Foods common stock for the three periods ended March 30, 2024:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
December 31, 2023 through February 3, 2024	283,988	$45.70	283,988	$179
February 4, 2024 through March 2, 2024	—	—	—	179
March 3, 2024 through March 30, 2024	—	—	—	179
Quarter-to-date Total	283,988	$45.70	283,988
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

No Adoption or Termination of Trading Arrangements
During the three months ended March 30, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

1

Item 6.    Exhibits

Exhibit Number

10.1	Twelfth Amendment to Credit Agreement (incorporated by reference to Ex 10.1 to Current Report on Form 8-K filed on February 27, 2024).

10.2	Form of Severance Letter Agreement for Executive Vice Presidents†

10.3	Form of Severance Letter Agreement for Senior Vice Presidents†

10.4
Mutual Termination Agreement, dated as of February 28, 2024, by and among the US Foods Holding Corp., Sachem Head Capital Management LP and certain of its affiliates (incorporated by reference to Ex 10.2 to Current Report on Form 8-K filed on February 27, 2024).

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

US FOODS HOLDING CORP.
(Registrant)

Date:	May 9, 2024	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chief Executive Officer

Date:	May 9, 2024	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer