Form 10-Q
period 2024-06-29
US Foods Holding Corp.
filed 2024-08-08
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
244,558,482 shares of the registrant’s common stock were outstanding as of August 2, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	June 29, 2024	December 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$405	$269
Accounts receivable, less allowances of $20 and $18	1,976	1,854
Vendor receivables, less allowances of $6 and $5	212	156
Inventories—net	1,593	1,600
Prepaid expenses	131	138
Other current assets	17	14
Total current assets	4,334	4,031
Property and equipment—net	2,359	2,280
Goodwill	5,779	5,697
Other intangibles—net	867	803
Other assets	364	376
Total assets	$13,703	$13,187
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft liability	$193	$220
Accounts payable	2,349	2,051
Accrued expenses and other current liabilities	706	731
Current portion of long-term debt	118	110
Total current liabilities	3,366	3,112
Long-term debt	4,589	4,564
Deferred tax liabilities	282	293
Other long-term liabilities	455	469
Total liabilities	8,692	8,438
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 254.3 issued and 245.5 outstanding as of June 29, 2024, and 252.9 issued and 245.1 outstanding as of December 30, 2023	3	3
Additional paid-in capital	3,696	3,663
Retained earnings	1,789	1,509
Accumulated other comprehensive loss	(112)	(115)
Treasury Stock, 8.8 and 7.8 shares, respectively	(365)	(311)
Total shareholders’ equity	5,011	4,749
Total liabilities and shareholders’ equity	$13,703	$13,187
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$9,709	$9,013	$18,658	$17,555
Cost of goods sold	8,003	7,422	15,457	14,539
Gross profit	1,706	1,591	3,201	3,016
Operating expenses:
Distribution, selling and administrative costs	1,354	1,269	2,671	2,507
Restructuring activity and asset impairment charges	(1)	—	12	—
Total operating expenses	1,353	1,269	2,683	2,507
Operating income	353	322	518	509
Other expense (income)—net	3	(2)	2	(3)
Interest expense—net	81	82	160	163
Income before income taxes	269	242	356	349
Income tax provision	71	60	76	85
Net income	198	182	280	264
Other comprehensive income —net of tax:
Changes in retirement benefit obligations	1	—	3	1
Unrecognized gain on interest rate caps	—	1	—	1
Comprehensive income	$199	$183	$283	$266
Net income	$198	$182	$280	$264
Series A convertible preferred stock dividends	—	—	—	(7)
Net income available to common shareholders	$198	$182	$280	$257
Net income per share
Basic (Note 13)	$0.81	$0.76	$1.14	$1.11
Diluted (Note 13)	$0.80	$0.73	$1.13	$1.05
Weighted-average common shares outstanding
Basic (Note 13)	246	238	245	232
Diluted (Note 13)	248	251	248	251
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 30, 2023	252.9	$3	$3,663	$1,509	7.8	$(311)	$(115)	$4,749
Share-based compensation expense	—	—	15	—	—	—	—	15
Proceeds from employee stock purchase plan	0.1	—	5	—	—	—	—	5
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	5	—	—	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(20)	—	—	—	—	(20)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	2	2
Common stock repurchased	—	—	—	—	0.3	(13)	—	(13)
Net Income	—	—	—	82	—	—	—	82
BALANCE—March 30, 2024	253.9	$3	$3,668	$1,591	8.1	$(324)	$(113)	$4,825
Share-based compensation expense	—	—	15	—	—	—	—	15
Proceeds from employee share purchase plan	0.2	—	9	—	—	—	—	9
Exercise of stock options	0.1	—	4	—	—	—	—	4
Vested restricted stock units—net	0.1	—	—	—	—	—	—	—
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	0.7	(41)	—	(41)
Net income	—	—	—	198	—	—	—	198
BALANCE—June 29, 2024	254.3	$3	$3,696	$1,789	8.8	$(365)	$(112)	$5,011

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 31, 2022	225.2	$2	$3,036	$1,010	0.4	$(14)	$(73)	$3,961
Share-based compensation expense	—	—	14	—	—	—	—	14
Proceeds from employee stock purchase plan	0.2	—	5	—	—	—	—	5
Vested restricted stock units, net	0.6	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	7	—	—	—	—	7
Tax withholding payments for net share-settled equity awards	—	—	(11)	—	—	—	—	(11)
Series A convertible preferred stock conversion to common stock	7.6	—	161	—	—	—	—	161
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	—	(7)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	0.9	(34)	—	(34)
Net Income	—	—	—	82	—	—	—	82
BALANCE—April 1, 2023	233.9	$2	$3,212	$1,085	1.3	$(48)	$(72)	$4,179
Share-based compensation expense	—	—	14	—	—	—	—	14
Proceeds from employee stock purchase plan	0.2	—	8	—	—	—	—	8
Exercise of stock options	0.7	—	15	—	—	—	—	15
Vested restricted stock units—net	0.1	—	—	—	—	—	—	—
Series A convertible preferred stock conversion to common stock	17.4	1	372	—	—	—	—	373
Unrecognized gain on interest rate caps, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	4.2	(166)	—	(166)
Excise tax on common stock repurchases	—	—	—	—	—	(2)	—	(2)
Net Income	—	—	—	182	—	—	—	182
BALANCE—July 1, 2023	252.3	$3	$3,621	$1,267	5.5	$(216)	$(71)	$4,604
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	26 Weeks Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$280	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213	193
Gain on disposal of property and equipment, net	(1)	(2)
Amortization of deferred financing costs	5	10
Deferred tax (benefit) provision	(11)	1
Share-based compensation expense	30	28
Provision for doubtful accounts	15	16
Changes in operating assets and liabilities:
Increase in receivables	(181)	(199)
Decrease in inventories	19	85
Decrease (increase) in prepaid expenses and other assets	13	(6)
Increase in accounts payable and cash overdraft liability	277	309
Decrease in accrued expenses and other liabilities	(38)	(46)
Net cash provided by operating activities	621	653
Cash flows from investing activities:
Proceeds from sales of property and equipment	2	2
Purchases of property and equipment	(156)	(108)
Acquisition of businesses—net of cash received	(214)	—
Net cash used in investing activities	(368)	(106)
Cash flows from financing activities:
Principal payments on debt and financing leases	(1,568)	(446)
Principal payments on debt repricing	(14)	—
Proceeds from debt repricing	14	—
Proceeds from debt borrowings	1,503	255
Dividends paid on Series A convertible preferred stock	—	(7)
Repurchase of common stock	(54)	(202)
Debt financing costs and fees	(1)	—
Proceeds from employee stock purchase plan	14	13
Proceeds from exercise of stock options	9	22
Purchase of interest rate caps	—	(3)
Tax withholding payments for net share-settled equity awards	(20)	(11)
Net cash used in financing activities	(117)	(379)
Net increase in cash, and cash equivalents and restricted cash	136	168
Cash, cash equivalents and restricted cash—beginning of period	269	211
Cash, cash equivalents and restricted cash—end of period	$405	$379
Supplemental disclosures of cash flow information:
Conversion of Series A Convertible Preferred Stock	$—	$534
Interest paid—net of amounts capitalized	147	147
Income taxes paid—net	57	67
Property and equipment purchases included in accounts payable	29	24
Leased assets obtained in exchange for financing lease liabilities	94	81
Leased assets obtained in exchange for operating lease liabilities	19	22
Cashless exercise of stock options	5	1
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (“Topic 280”) “Improvements to Reportable Segment Disclosures Topic 280,” which enhances the transparency of segment disclosures primarily related to conclusions on consolidated net income as a measure of segment profit or loss that is most consistent with U.S. GAAP. This guidance also applies to single reportable segment entities. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This guidance is effective on a retrospective basis unless it is impracticable to do so and early adoption is permitted. The Company plans to adopt the provisions of ASU No. 2023-07 at the beginning of the fourth quarter of fiscal year 2024 and does not expect the provisions of the new standard to materially affect our financial position, results of operation or cash flows.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of June 29, 2024 or December 30, 2023. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $2.0 billion and $1.9 billion as of June 29, 2024 and December 30, 2023, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $39 million and $35 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023, respectively, and $47 million and $39 million included in other assets in the Company’s Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Meats and seafood	$3,329	$3,024	$6,305	$5,850
Dry grocery products	1,687	1,611	3,301	3,162
Refrigerated and frozen grocery products	1,641	1,517	3,192	2,962
Dairy	1,009	940	1,936	1,875
Equipment, disposables and supplies	922	921	1,786	1,801
Beverage products	558	502	1,067	963
Produce	563	498	1,071	942
Total net sales	$9,709	$9,013	$18,658	$17,555

4. BUSINESS ACQUISITIONS
During the fiscal quarter ended June 29, 2024, the Company acquired IWC Food Service, a broadline distributor in Tennessee, for a purchase price of $220 million (less the amount of cash received, which was $6 million) for a net purchase price of $214 million, subject to adjustments. The acquisition, which was a stock acquisition, was funded with cash from operations and allows US Foods to further expand its reach into Tennessee and distribution channels to the southeast United States.
The IWC Food Service acquisition, reflected in the Company’s consolidated financial statements commencing from the date of the closing of the acquisition on April 5, 2024, did not materially affect the Company’s results of operations or financial position. The Company recorded goodwill of $81 million and intangible assets of $82 million for this acquisition. The intangible assets included $78 million related to customer relationships and $4 million related to noncompete agreements, which will be amortized on a straight-line basis over an estimated useful life of 15 and 5 years, respectively. The goodwill recognized from the IWC Food Service acquisition is deductible for tax purposes. IWC Food Service is integrated into the Company’s foodservice distribution network.
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

The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $532 million and $488 million as of June 29, 2024 and December 30, 2023, respectively. There was no change in cost of goods sold for the 13 weeks ended June 29, 2024 resulting from LIFO reserves. As a result of changes in LIFO reserves, cost of goods decreased $15 million for the 13 weeks ended July 1, 2023, and increased $45 million and $5 million for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively.
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
A summary of the activity in the allowance for doubtful accounts for the 26 weeks ended June 29, 2024 and July 1, 2023 was as follows:

	June 29, 2024	July 1, 2023
Balance as of beginning of year	$18	$30
Charged to costs and expenses, net	15	16
Customer accounts written off—net of recoveries	(13)	(14)
Balance as of end of period	$20	$32
This table excludes the vendor receivable related allowance for doubtful accounts of $6 million as of June 29, 2024, $5 million as of December 30, 2023, $7 million as of July 1, 2023 and $8 million as of December 31, 2022, respectively.
7.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of June 29, 2024 and December 30, 2023, property and equipment-net included accumulated depreciation of $3,298 million and $3,219 million, respectively. Depreciation expense was $96 million and $84 million for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and $189 million and $171 million for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively.
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
Customer relationships, noncompete agreements and amortizable trade names are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, noncompete agreements and amortizable trade names are amortized over their estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $12 million and $11 million for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and $24 million and $22 million for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively.

Goodwill and other intangibles—net consisted of the following:

	June 29, 2024	December 30, 2023
Goodwill	$5,779	$5,697
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$799	$715
Accumulated amortization	(212)	(189)
Net carrying value	587	526
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(2)
Net carrying value	2	2
Noncompete agreements—amortizable:
Gross carrying amount	8	4
Accumulated amortization	(1)	—
Net carrying value	7	4
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$867	$803
The increase in goodwill is attributable to both current period acquisition purchase price adjustments and the IWC Food Service acquisition. The increase in the gross carrying amount of customer relationships is attributable to both prior period acquisition purchase price adjustments and the IWC Food Service acquisition. The increase in the gross carrying amount of noncompete agreements is attributable to the IWC Food Service acquisition, see Note 4, Business Acquisitions.
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 26 weeks ended June 29, 2024 and July 1, 2023.
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

The Company’s assets and liabilities measured at fair value on a recurring basis as of June 29, 2024 and December 30, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	June 29, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$227	$—	$—	$227
Interest rate caps	—	1	—	1
	December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$208	$—	$—	$208
Interest rate caps	—	1	—	1
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
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate hedges, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two, two-year rate cap agreements, which will mature on April 30, 2025, with a total notional amount of $450 million, which effectively cap the interest rate on approximately 25% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap.
The Company records its interest rate caps in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. The following table presents the balance sheet location and fair value of the interest rate caps at June 29, 2024:

Balance at June 29, 2024	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate caps	Other current assets	$1
The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate caps during the 13 weeks and 26 weeks ended June 29, 2024. The following table presents the effect of the Company’s interest rate caps in the Consolidated Statement of Comprehensive Income for the 13 weeks and 26 weeks ended June 29, 2024:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended June 29, 2024
Interest rate caps	$—	Interest expense ─ net	$—
For the 26 weeks ended June 29, 2024
Interest rate caps	$—	Interest expense ─ net	$—
During the next twelve months, the Company estimates $1 million will be reclassified from accumulated other comprehensive loss to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.7 billion as of both June 29, 2024 and December 30, 2023, as compared to its carrying value of $4.7 billion as of both June 29, 2024 and December 30, 2023.
The fair value of the Company’s 6.88% senior unsecured notes due September 15, 2028 (the “Unsecured Senior Notes due 2028”) was $0.5 billion as of both June 29, 2024 and December 30, 2023. The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.9 billion as of both June 29, 2024 and December 30, 2023. The fair value of the Company’s 4.63% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.5 billion as of both June 29, 2024 and December 30, 2023. The fair value of the Company’s 7.25% senior unsecured notes due January 15, 2032 (the “Unsecured Senior Notes due 2032”) was $0.5 billion as of both June 29, 2024 and December 30, 2023. Fair value of the Unsecured Senior Notes due 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 is based upon their quoted market prices on the respective dates. The fair value of the Unsecured Senior Notes due 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

10.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of June 29, 2024	Carrying Value as of June 29, 2024	Carrying Value as of December 30, 2023
ABL Facility	December 7, 2027	8.50%	$—	$—
2019 Incremental Term Loan Facility (net of $9 and $11 of unamortized deferred financing costs, respectively)	September 13, 2026	7.45%	1,100	1,105
2021 Incremental Term Loan Facility (net of $3 and $3 of unamortized deferred financing costs, respectively)	November 22, 2028	7.34%	718	718
Unsecured Senior Notes due 2028 (net of $4 and $5 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	496	495
Unsecured Senior Notes due 2029 (net of $6 and $6 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	894	894
Unsecured Senior Notes due 2030 (net of $3 and $4 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	497	496
Unsecured Senior Notes due 2032 (net of $4 and $5 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	495
Obligations under financing leases	2024–2037	1.26%-8.31%	498	463
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,707	4,674
Current portion of long-term debt			(118)	(110)
Long-term debt			$4,589	$4,564
As of June 29, 2024, after considering interest rate caps that fixed the variable component of the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities described below, approximately 30% of the Company’s total debt bore interest at a floating rate.
ABL Facility
The Company’s asset based senior secured revolving credit facility (the “ABL Facility”) provides the Company with loan commitments having a maximum aggregate principal amount of $2,300 million. The ABL Facility is scheduled to mature on December 7, 2027.
Borrowings under the ABL Facility bear interest, at the Company’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described in the ABL Facility, plus a margin ranging from 0.00% to 0.50% based on USF’s excess availability under the ABL Facility, or the sum of the Term Secured Overnight Financing Rate (“Term SOFR”) plus a margin ranging from 1.00% to 1.50%, based on USF’s excess availability under the ABL Facility, and a credit spread adjustment of 0.10%. The margin under the ABL Facility as of June 29, 2024 was 0.00% for ABR loans and 1.00% for Term SOFR loans.
On April 30, 2024, the ABL Facility was amended to provide certain providers of supply chain financings a security interest in certain assets of the Company under the ABL Facility. As of June 29, 2024, the Company did not have an active supply chain financing program.
The Company had no outstanding borrowings, and had outstanding letters of credit totaling $562 million, under the ABL Facility as of June 29, 2024. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,738 million under the ABL Facility as of June 29, 2024.
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
2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,100 million, net of $9 million of unamortized deferred financing costs as of June 29, 2024. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR plus (ii) a credit spread adjustment of (a) 0.11448% for a one-month term, (b) 0.26161% for a three-month term, or (c) 0.42826% for a six month term, (with the sum of Term SOFR and the foregoing credit spread adjustment subject to a Term SOFR “floor” of 0.00%) plus (iii) a margin of 2.00%, or the sum of (i) an ABR, as described in the 2019 Incremental Term Loan Facility plus (ii) a margin of 1.00%. The 2019 Incremental Term Loan Facility will mature on September 13, 2026.
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $718 million, net of $3 million of unamortized deferred financing costs as of June 29, 2024. Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR (with the Term SOFR subject to a “floor” of 0.00%) plus (ii) a margin of 2.00% or the sum of (i) an ABR, as described in the 2021 Incremental Term Loan Facility, plus (ii) a margin of 1.00%. The 2021 Incremental Term Loan Facility will mature on November 22, 2028.
On August 22, 2023, the 2021 Incremental Term Loan Facility was amended to reduce the interest rate margins under the term loan facility to 2.50% for Term SOFR borrowings and 1.50% for ABR borrowings. The Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $1 million of third-party costs and a write-off of $1 million of unamortized deferred financing costs, related to the August 22, 2023 amendment in interest expense. Unamortized deferred financing costs of $3 million as of August 22, 2023 were carried forward and will be amortized through November 22, 2028, the maturity date of the term loan facility.
On February 27, 2024, the 2021 Incremental Term Loan Facility was further amended to reduce the interest rate margins under the term loan facility to 2.00% for Term SOFR borrowings and 1.00% for ABR borrowings and eliminate the credit spread adjustment. The Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $1 million of third-party costs related to the February 27, 2024 amendment in interest expense. Unamortized deferred financing costs of $3 million as of February 27, 2024 were carried forward and will be amortized through November 22, 2028, the maturity date of the term loan facility.
Unsecured Senior Notes due 2028
The Unsecured Senior Notes due 2028 had an outstanding balance of $496 million, net of the $4 million of unamortized deferred financing costs, as of June 29, 2024. The Unsecured Senior Notes due 2028 bear interest at a rate of 6.88% per annum and will mature on September 15, 2028.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $894 million, net of $6 million of unamortized deferred financing costs, as of June 29, 2024. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029.
Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $497 million, net of $3 million of unamortized deferred financing costs, as of June 29, 2024. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.63% per annum and will mature on June 1, 2030.
Unsecured Senior Notes due 2032
The Unsecured Senior Notes due 2032 had an outstanding balance of $496 million, net of the $4 million of unamortized deferred financing costs, as of June 29, 2024. The Unsecured Senior Notes due 2032 bear interest at a rate of 7.25% per annum and will mature on January 15, 2032.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.2 billion of restricted payment capacity under these covenants, and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of June 29, 2024.

11. RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives, close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
During the 13 weeks and 26 weeks ended June 29, 2024, the Company incurred a net restructuring benefit of $1 million and net restructuring costs of $12 million, respectively, primarily related to initiatives to improve operational effectiveness and workforce reductions. During the 26 weeks ended July 1, 2023, the net restructuring costs were de minimis. Net restructuring liabilities were $12 million and $7 million as of June 29, 2024 and December 30, 2023, respectively.
The following table summarizes the changes in the restructuring liabilities for the 13 weeks and 26 weeks ended June 29, 2024:

Restructuring Liabilities
Balance as of December 30, 2023	$7
Current period costs	13
Payments, net	(5)
Balance at March 30, 2024	15
Current period activity	(1)
Payments, net	(2)
Balance at June 29, 2024	$12
12.    RETIREMENT PLANS
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
The components of net periodic pension benefit costs (credits) for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Components of net periodic pension benefit costs (credits):
Service cost	$1	$1	$1	$1
Interest cost	5	9	10	19
Expected return on plan assets	(5)	(12)	(10)	(24)
Amortization of net loss	1	1	3	2
Net periodic pension benefit costs (credits)	$2	$(1)	$4	$(2)
Other postretirement benefit costs were de minimis for both the 13 weeks and 26 weeks ended June 29, 2024 and July 1, 2023.
The service cost component of net periodic benefit costs (credits) is included in distribution, selling and administrative costs, while the other components of net periodic benefit credits are included in other expense (income)—net in the Company’s Consolidated Statements of Comprehensive Income.
The Company does not expect to make significant contributions to its defined benefit pension plan in fiscal year 2024.

Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $21 million and $16 million for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and $42 million and $33 million for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $14 million and $15 million for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and $29 million and $28 million for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively.
13.    STOCKHOLDERS’ EQUITY
Earnings Per Share
The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applied the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock (the “Series A Preferred Stock”), if dilutive in the period. For the 13 weeks ended June 29, 2024, there were no anti dilutive shares excluded from the dilutive share based calculation. For the 13 weeks ended July 1, 2023, share-based awards representing less than 1 million underlying common shares were not included in the computation because the effect would have been anti-dilutive. For both the 26 weeks ended June 29, 2024 and July 1, 2023, share-based awards representing 1 million underlying common shares were not included in the computation because the effect would have been anti-dilutive. Additionally, Series A Preferred Stock shares were dilutive for the 13 weeks and 26 weeks ended July 1, 2023. For the 13 weeks and 26 weeks ended June 29, 2024, there are no Series A Preferred Stock outstanding.
The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income	$198	$182	$280	$264
Less: Series A Preferred Stock Dividends	—	—	—	(7)
Net income available to common shareholders	$198	$182	$280	$257
Denominator:
Weighted-average common shares outstanding—basic	246	238	245	232
Effect of dilutive share-based awards	2	2	3	2
Effect of dilutive underlying shares of the Series A Preferred Stock (1)	—	11	—	17
Weighted-average common shares outstanding—diluted	248	251	248	251
Net income per share
Basic	$0.81	$0.76	$1.14	$1.11
Diluted	$0.80	$0.73	$1.13	$1.05

(1)    Under the if-converted method, outstanding shares of the Series A Preferred Stock were treated as if converted to common shares for inclusion in the calculation of the weighted-average common shares outstanding—diluted. Under this approach, if converted, there would be no preferred stock outstanding and therefore no Series A Preferred Stock dividend. As of June 29, 2024, there are no Series A Preferred Stock outstanding.
Share Repurchase Program
On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. Prior to June 1, 2024, the Company repurchased $340 million of shares of common stock pursuant to such plan. On June 1, 2024, the Board approved, and on June 5, 2024, the Company announced, a new share repurchase authorization of $1 billion of the Company’s common stock, an increase of $840 million above the $160 million of capacity remaining as of June 1, 2024 under the prior November 2022 authorization. As of June 29, 2024, there was approximately $979 million in remaining funds authorized under the increased repurchase program. For the 13 weeks ended June 29, 2024, the Company repurchased 749,387 shares at an aggregate purchase price of approximately $41 million under the program, inclusive of $1 million of excise taxes, fees and commissions. For the 26 weeks ended June 29, 2024, the Company repurchased 1,033,375 shares at an aggregate purchase price of approximately $54 million under the program, inclusive of $1 million of excise taxes, fees and commissions.
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
14.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(114)	$(72)	$(116)	$(73)
Reclassification adjustments:
Amortization of net loss(2) (3)	1	—	3	1
Total before income tax	1	—	3	1
Income tax provision	—	—	—	—
Current period comprehensive income, net of tax	1	—	3	1
Balance as of end of period(1)	$(113)	$(72)	$(113)	$(72)

Interest rate Caps:
Balance at beginning of period(1)	$1	$—	$1	$—
Change in fair value of interest rate caps	—	1	—	1
Total before income tax	—	1	—	1
Income tax provision	—	—	—	—
Current period comprehensive income, net of tax	—	1	—	1
Balance at end of period(1)	$1	$1	$1	$1

Accumulated other comprehensive loss at end of period(1)	$(112)	$(71)	$(112)	$(71)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 12, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
15.    RELATED PARTY TRANSACTIONS
As of both June 29, 2024 and December 30, 2023, as reported by the administrative agent of the 2019 and 2021 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $2 million in aggregate principal amount of the 2021 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
16.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.

The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 26 weeks ended June 29, 2024 and July 1, 2023, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.

For the 13 weeks ended June 29, 2024, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, and a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation.
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
For the 26 weeks ended June 29, 2024, the Company’s effective income tax rate of 21% was equivalent to the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $16 million, primarily related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $7 million, primarily related to excess tax benefits associated with share-based compensation and a tax expense of $3 million, primarily related to adjustments to prior year tax provision estimates.
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
17. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $844 million of purchase orders and purchase contract commitments as of June 29, 2024 to be purchased in the remainder of fiscal year 2024 and continuing through fiscal year 2029 and $101 million of information technology commitments through 2028 that are not recorded in the Company’s Consolidated Balance Sheets.
The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of June 29, 2024 totaled approximately $1.5 billion. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2024	$427
2025	946
2026	158
2027	—
2028	—
2029	—
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $34 million through December 2025 as of June 29, 2024. Additionally, the Company had electricity forward purchase commitments totaling $5 million through July 2026, as of June 29, 2024. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
On June 5, 2024, the Company announced it intends to explore the potential sale of its CHEF’STORE wholesale restaurant supply business and, if a sale is completed, then entirely focus on delivered broadline operations. As of June 29, 2024, the Company was still in the early stages of this sale exploration.
19.    SUBSEQUENT EVENTS
Share Repurchase Program—For the fiscal third quarter through August 7, 2024, the Company repurchased 1,145,670 shares at an aggregate purchase price of approximately $61 million under the program. At August 7, 2024, there was approximately $918 million in remaining funds authorized under this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2023 Annual Report. The following discussion and analysis contain certain financial measures that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks and 26 weeks ended June 29, 2024 are compared to the 13 weeks and 26 weeks ended July 1, 2023, unless specifically noted otherwise.
Overview
At US Foods, we strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our brand promise of WE HELP YOU MAKE IT.™, which is centered on bringing four key elements to the forefront for our customers; more quality products, including our large portfolio of exclusive brands, more tools, centering on our MOXē business platform, more support from our sellers and our team of experts and lastly, more deliveries, enabled by our traditional broadline services and Pronto™ program. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer-facing activities.
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
On June 5, 2024, the Company announced it intends to explore the potential sale of its CHEF’STORE wholesale restaurant supply business and, if a sale is completed, then entirely focus on delivered broadline operations. As of June 29, 2024, the Company was still in the early stages of this sale exploration.
For the 13 weeks ended June 29, 2024, net sales increased 7.7% driven by a total case volume increase of 5.2% compared to the prior year which was driven by a 5.7% increase in independent restaurant case volume, a 6.0% increase in healthcare volume, a 2.1% increase in hospitality volume and a 4.2% increase in chain volume. Total organic case volume increased 1.9% for the 13 weeks ended June 29, 2024 which includes 3.2% organic independent restaurant case volume growth. For the 26 weeks ended June 29, 2024, net sales increased 6.3% driven by a total case volume increase of 4.7% compared to the prior year which was driven by a 5.2% increase in independent restaurant case volume, a 6.2% increase in healthcare volume, 1.4% increase in hospitality volume, and a 3.9% increase in chain volume. Total organic case volume increased 1.6% for the 26 weeks ended June 29, 2024 which includes 3.1% organic independent restaurant case volume growth.

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
Highlights
For the 13 weeks and 26 weeks ended June 29, 2024, compared to the same period a year ago, total case volume increased 5.2% and 4.7%, respectively, and independent restaurant case volume increased 5.7% and 5.2%, respectively. For the 13 weeks and 26 weeks ended June 29, 2024, compared to the same period a year ago, total organic case volume increased 1.9% and 1.6%, respectively, and organic independent restaurant case volume increased 3.2% and 3.1%, respectively. Net sales increased $696 million, or 7.7%, and $1,103 million, or 6.3% for the 13 weeks and 26 weeks ended June 29, 2024, respectively, driven primarily by organic case volume growth, the impact of acquisitions and food cost inflation of 2.9% and 2.2% for the 13 weeks and 26 weeks ended June 29, 2024, respectively.
Gross profit increased $115 million, or 7.2%, to $1,706 million for the 13 weeks ended June 29, 2024 and increased $185 million, or 6.1%, to $3,201 million for the 26 weeks ended June 29, 2024. The increase was primarily as a result of an increase in organic case volume, improved cost of goods sold, the impact of acquisitions and pricing optimization, partially offset by an unfavorable year-over-year LIFO adjustment. Gross profit was not impacted by LIFO benefit or expense for the 13 weeks ended June 29, 2024. Gross profit was negatively impacted by a LIFO expense of $45 million for the 26 weeks ended June 29, 2024. Gross profit was positively impacted by a LIFO benefit of $15 million for the 13 weeks ended July 1, 2023, while gross profit was negatively impacted by a LIFO expense of $5 million for the 26 weeks ended July 1, 2023. As a percentage of net sales, gross profit was 17.6% for the 13 weeks ended June 29, 2024, compared to 17.7% for the prior year period and was 17.2% for the 26 weeks ended July 1, 2023, compared to 17.2% for the prior year period.
Total operating expenses increased $84 million, or 6.6%, to $1,353 million for the 13 weeks ended June 29, 2024 and increased $176 million, or 7.0%, to $2,683 million for the 26 weeks ended June 29, 2024. Operating expenses increased primarily as a result of an increase in organic case volume and higher distribution costs, reflecting increased labor costs and incremental costs to serve our customers during January labor disruptions, and the impact of acquisitions, partially offset by continued distribution productivity improvement driven by routing efficiency gains, turnover reduction and process standardization as well as actions to streamline administrative processes and costs. As a percentage of net sales, operating expenses were 13.9% for the 13 weeks ended June 29, 2024, compared to 14.1% for the prior year period and were 14.4% for the 26 weeks ended June 29, 2024, compared to 14.3% for the prior year period.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Consolidated Statements of Operations:
Net sales	$9,709	$9,013	$18,658	$17,555
Cost of goods sold	8,003	7,422	15,457	14,539
Gross profit	1,706	1,591	3,201	3,016
Operating expenses:
Distribution, selling and administrative costs	1,354	1,269	2,671	2,507
Restructuring activity and other asset impairment charges	(1)	—	12	—
Total operating expenses	1,353	1,269	2,683	2,507
Operating income	353	322	518	509
Other income—net	3	(2)	2	(3)
Interest expense—net	81	82	160	163
Income before income taxes	269	242	356	349
Income tax provision	71	60	76	85
Net income	198	182	280	264
Series A Preferred Stock Dividends	—	—	—	(7)
Net income available to common shareholders	$198	$182	$280	$257
Percentage of Net Sales:
Gross profit	17.6%	17.7%	17.2%	17.2%
Operating expenses	13.9%	14.1%	14.4%	14.3%
Operating income	3.6%	3.6%	2.8%	2.9%
Net income	2.0%	2.0%	1.5%	1.5%
Adjusted EBITDA(1)	5.0%	4.8%	4.5%	4.4%
Other Data:
Cash flows—operating activities	$482	$374	$621	$653
Cash flows—investing activities	(282)	(46)	(368)	(106)
Cash flows—financing activities	(62)	(241)	(117)	(379)
Capital expenditures	69	47	156	108
EBITDA(1)	458	419	729	705
Adjusted EBITDA(1)	489	432	845	769
Adjusted EBITDA Margin(1)	5.0%	4.8%	4.5%	4.4%
Adjusted Net Income(1)	231	199	365	324
Free Cash Flow(2)	414	328	467	547
(1)    EBITDA is defined as net income, plus interest expense—net, income tax provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) restructuring activity and asset impairment charges; (2) share-based compensation expense; (3) the impact of LIFO reserve adjustments; (4) loss on extinguishment of debt; (5) business transformation costs; and (6) other gains, losses, or costs as specified in the agreements governing our indebtedness. Adjusted EBITDA Margin is Adjusted EBITDA divided by total net sales. Adjusted Net Income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted Net Income as presented are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
Net income available to common shareholders and net income margin	$198	2.0%	$182	2.0%	$280	1.5%	$257	1.5%
Series A Preferred Stock Dividends	—		—		—		(7)
Net income and net income margin	198	2.0%	182	2.0%	280	1.5%	264	1.5%
Interest expense—net	81		82		160		163
Income tax provision	71		60		76		85
Depreciation expense	96		84		189		171
Amortization expense	12		11		24		22
EBITDA and EBITDA Margin	458	4.7%	419	4.6%	729	3.9%	705	4.0%
Adjustments:
Restructuring activity and asset impairment charges(1)	(1)		—		12		—
Share-based compensation expense(2)	15		14		30		28
LIFO reserve adjustment(3)	—		(15)		45		5
Business transformation costs(4)	9		3		18		7
Business acquisition and integration related costs and other(5)	8		11		11		24
Adjusted EBITDA and Adjusted EBITDA Margin	489	5.0%	432	4.8%	845	4.5%	769	4.4%
Depreciation expense	(96)		(84)		(189)		(171)
Interest expense—net	(81)		(82)		(160)		(163)
Income tax provision, as adjusted(6)	(81)		(67)		(131)		(111)
Adjusted Net Income	$231		$199		$365		$324
Cash flow
Cash flows from operating activities	$482		$374		$621		$653
Proceeds from sales of property and equipment	1		1		2		2
Capital expenditures	(69)		(47)		(156)		(108)
Free Cash Flow	$414		$328		$467		$547
(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable technology. For the 13 weeks and 26 weeks ended June 29, 2024, business transformation costs related to projects associated with information technology infrastructure initiatives and workforce efficiencies. For the 13 weeks and 26 weeks ended July 1, 2023, business transformation costs related to projects associated with information technology infrastructure initiatives.
(5)    Includes: (i) aggregate acquisition related costs of $8 million and $11 million for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and $10 million and $21 million for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively; (ii) CEO sign on bonus of $3 million for the 26 weeks ended July 1, 2023 and (iii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
GAAP income tax provision	$71	$60	$76	$85
Tax impact of pre-tax income adjustments	8	5	33	20
Discrete tax items	2	2	22	6
Income tax provision, as adjusted	$81	$67	$131	$111
Comparison of Results
13 Weeks Ended June 29, 2024 and July 1, 2023
Highlights
•Net sales increased $696 million, or 7.7%, to $9,709 million in 2024.
•Total case volume increased 5.2% and independent restaurant case volume increased 5.7%.
•Total organic case volume increased 1.9% and organic independent restaurant case volume increased 3.2%.
•Operating income increased $31 million, to $353 million in 2024.
•Net income increased $16 million to $198 million in 2024.
•Adjusted EBITDA increased $57 million, or 13.2%, to $489 million in 2024. As a percentage of net sales, Adjusted EBITDA was 5.0% in 2024, compared to 4.8% in 2023.
Net Sales
Net sales increased $696 million or 7.7%, to $9,709 million in 2024 driven by organic case volume growth, the impact of acquisitions and food cost inflation of 2.9%. Total case volume increased 5.2% driven by a 5.7% increase in independent restaurant case volume, a 6.0% increase in healthcare volume, a 2.1% increase in hospitality volume and a 4.2% increase in chain volume. Total organic case volume increased 1.9% and organic independent restaurant case volume increased 3.2%. Organic broadline sales of private brands represented approximately 35% and 34% of net sales in 2024 and 2023, respectively.
Gross Profit
Gross profit increased $115 million, or 7.2%, to $1,706 million in 2024 primarily as a result of an increase in organic case volume, improved cost of goods sold, the impact of acquisitions and pricing optimization, partially offset by an unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in no benefit in 2024 compared to a benefit of $15 million in 2023, driven by deflation in equipment and supplies and fruits and vegetables. Gross profit as a percentage of net sales was 17.6% in 2024 due to the aforementioned factors. Gross profit as a percentage of net sales was also 17.6% in 2023.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $84 million, or 6.6%, to $1,353 million in 2024. Operating expenses increased primarily as a result of an increase in organic case volume and higher distribution costs, reflecting increased labor costs and the impact of acquisitions, partially offset by continued distribution productivity improvement driven by routing efficiency gains, turnover reduction and process standardization as well as actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 13.9% in 2024, compared to 14.1% in 2023.
Operating Income
Our operating income was $353 million in 2024, compared to operating income of $322 million in 2023. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Expense (Income)—Net
Other expense (income)—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other expense—net of $3 million in 2024 and other income—net of $2 million in 2023. The decrease in other income-net is due to an increase in the pension benefit interest cost and a decrease in the expected return on pension assets compared to 2023.

Interest Expense—Net
Interest expense—net decreased $1 million to $81 million in 2024 primarily due to lower outstanding debt in 2024 compared to 2023.
Income Taxes

For the 13 weeks ended June 29, 2024, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions and a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended July 1, 2023, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $3 million, primarily related to adjustments to prior year tax provision estimates.
Net Income
Our net income was $198 million in 2024, compared to a net income of $182 million in 2023. The improvement in net income was due to the relevant factors discussed above.

26 Weeks Ended June 29, 2024 and July 1, 2023
Highlights
•Net sales increased $1,103 million, or 6.3%, to $18,658 million in 2024.
•Total case volume increased 4.7% and independent restaurant case volume increased 5.2%.
•Operating income increased $9 million, to $518 million in 2024.
•Net income increased $16 million to $280 million in 2024.
•Adjusted EBITDA increased $76 million or 9.9%, to $845 million in 2024. As a percentage of net sales, Adjusted EBITDA was 4.5% in 2024, compared to 4.4% in 2023.
Net Sales
Net sales increased $1,103 million, or 6.3%, to $18,658 million in 2024 driven by organic case volume growth, the impact of acquisitions and food cost inflation of 2.2%. Total case volume increased 4.7% driven by a 5.2% increase in independent restaurant case volume, a 6.2% increase in healthcare volume, a 1.4% increase in hospitality volume and a 3.9% increase in chain volume. Organic broadline sales of private brands represented approximately 35% and 34% of net sales in 2024 and 2023, respectively.
Gross Profit
Gross profit increased $185 million, or 6.1%, to $3,201 million in 2024 primarily as a result of an increase in organic case volume, improved cost of goods sold, the impact of acquisitions and pricing optimization, partially offset by an unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $45 million in 2024, compared to expense of $5 million in 2023. LIFO expense in both periods is driven by a reduction in inventory values in multiple categories. Gross profit as a percentage of net sales was 17.2% in 2024 due to the aforementioned factors. Gross profit as a percentage of net sales was also 17.2% in 2023.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $176 million, or 7.0%, to $2,683 million in 2024. Operating expenses increased primarily due to an increase in organic case volume, higher distribution costs, reflecting increased labor costs, the impact of acquisitions and incremental costs to serve our customers during January labor disruptions, partially offset by continued productivity improvement. Operating expenses as a percentage of net sales were 14.4% in 2024, compared to 14.3% in 2023.
Operating Income
Our operating income was $518 million in 2024, compared to operating income of $509 million in 2023. The increase in operating income was due to the factors discussed in the relevant sections above.

Other Expense (Income)—Net
Other expense (income)—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other expense—net of $2 million in 2024 and other income—net of $3 million in 2023. The decrease in other income-net is due to an increase in the pension benefit interest cost and a decrease in the expected return on pension assets compared to 2023.
Interest Expense—Net
Interest expense—net decreased $3 million to $160 million in 2024 primarily due to lower outstanding debt in 2024 compared to 2023.
Income Taxes

For the 26 weeks ended June 29, 2024, the Company’s effective income tax rate of 21% was equivalent to the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $16 million, primarily related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $7 million, primarily related to excess tax benefits associated with share-based compensation and a tax expense of $3 million, primarily related to adjustments to prior year tax provision estimates. For the 26 weeks ended July 1, 2023, the Company’s effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation and a tax benefit of $3 million, primarily related to adjustments to prior year tax provision estimates.
Net Income
Our net income was $280 million in 2024, compared to a net income of $264 million in 2023. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of June 29, 2024, the Company had approximately $2.1 billion in cash and available liquidity.
Indebtedness
The aggregate outstanding balance of our indebtedness was $4,707 million, net of $29 million of unamortized deferred financing costs, as of June 29, 2024.
We had no outstanding borrowings and had issued letters of credit totaling $562 million under the ABL Facility as of June 29, 2024. There was remaining capacity of $1,738 million under the ABL Facility as of June 29, 2024.
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,100 million, net of $9 million of unamortized deferred financing costs, as of June 29, 2024.
The 2021 Incremental Term Loan Facility had an outstanding balance of $718 million, net of $3 million of unamortized deferred financing costs, as of June 29, 2024.
The Unsecured Senior Notes due 2028 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of June 29, 2024.
The Unsecured Senior Notes due 2029 had an outstanding balance of $894 million, net of $6 million of unamortized deferred financing costs, as of June 29, 2024.
The Unsecured Senior Notes due 2030 had an outstanding balance of $497 million, net of $3 million of unamortized deferred financing costs, as of June 29, 2024.
The Unsecured Senior Notes due 2032 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of June 29, 2024.
We also had $498 million of obligations under financing leases for transportation equipment and building leases as of June 29, 2024.
The ABL Facility will mature in 2027. The 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility will mature in 2026 and 2028, respectively. The Unsecured Senior Notes due 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030 and the Unsecured Senior Notes due 2032 will mature in 2028, 2029, 2030 and 2032, respectively.

The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.2 billion of restricted payment capacity under these covenants and approximately $2.8 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of June 29, 2024.
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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	26 Weeks Ended
	June 29, 2024	July 1, 2023

Net income	$280	$264
Changes in operating assets and liabilities	90	143
Other adjustments	251	246
Net cash provided by operating activities	621	653
Net cash used in investing activities	(368)	(106)
Net cash used in financing activities	(117)	(379)
Net increase in cash, and cash equivalents and restricted cash	136	168
Cash, cash equivalents and restricted cash—beginning of period	269	211
Cash, cash equivalents and restricted cash—end of period	$405	$379
Operating Activities
Cash flows provided by operating activities was $621 million for the 26 weeks ended June 29, 2024, representing a decrease of $32 million as compared to cash flows provided by operating activities of $653 million for the 26 weeks ended July 1, 2023, due to less working capital benefit for the 26 weeks ended June 29, 2024 compared to the 26 weeks ended July 1, 2023.
Investing Activities
During the 26 weeks ended June 29, 2024, the Company completed the asset acquisition of IWC Food Service. Total consideration consisted of cash of approximately $220 million (less the amount of cash received, which was $6 million) for a net purchase price of $214 million. In addition, cash flows used in investing activities in the 26 weeks ended June 29, 2024 and July 1, 2023 included cash expenditures of $156 million and $108 million, respectively, on investments in information technology, property and equipment for fleet replacement, and maintenance of distribution facilities.
We expect total cash capital expenditures in fiscal year 2024 to be between $325 million and $375 million. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used by financing activities in the 26 weeks ended June 29, 2024 included $65 million of scheduled payments under our Term Loan Facilities and financing leases, $14 million for repricing of the 2021 Term Loan Facility, $1 million of financing fees related to the 2021 Term Loan Facility repricing and no net payments under the ABL Facility. Financing activities in the 26 weeks ended June 29, 2024 also included $54 million common stock repurchased under the Share Repurchase Program, inclusive of $1 million of excise taxes, fees and commissions, $14 million of proceeds received from stock purchases under our employee stock purchase plan, $9 million of proceeds from the exercise of employee stock options and $20 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Off-Balance Sheet Arrangements
We had $562 million of letters of credit outstanding primarily securing the Company’s obligations with respect to its insurance program and certain real estate leases, under the ABL Facility as of June 29, 2024.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 26 weeks ended June 29, 2024.
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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate hedges as a tool to achieve that position. In April 2023, the Company entered into two, two-year rate cap agreements, which will each mature on April 30, 2025 with a total notional amount of $450 million. The interest rate cap agreements will effectively cap the interest rate on approximately 25% of the principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap agreements. We may, in the future, enter into additional interest rate hedges, the risks of which include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
After considering interest rate caps that fixed the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities, approximately 30% of the principal amount of our debt bore interest at floating rates based on Term SOFR or an alternative reference rate, as defined in our credit agreements, as of June 29, 2024. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $16 million per year (see Note 10, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $191 million during the fiscal year ended December 30, 2023. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, growing our fleet of electric vehicles and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of June 29, 2024, we had diesel fuel forward purchase commitments totaling $34 million, which lock approximately 19% of our projected diesel fuel purchase needs through December 2025. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $23 million in additional fuel cost on uncommitted volumes through December 2025.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On November 2, 2022, our Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. Prior to June 1, 2024, the Company repurchased $340 million of shares of common stock pursuant to such plan. On June 1, 2024, the Board approved, and on June 5, 2024, the Company announced, a new share repurchase authorization of $1 billion of the Company’s common stock, an increase of $840 million above the $160 million of capacity remaining as of June 1, 2024 under the prior November 2022 authorization. As of June 29, 2024, there was approximately $979 million in remaining funds authorized under the increased repurchase program. For the 13 weeks ended June 29, 2024, the Company repurchased 749,387 shares at an aggregate purchase price of approximately $41 million under the program, inclusive of $1 million of excise taxes, fees and commissions. For the 26 weeks ended June 29, 2024, the Company repurchased 1,033,375 shares at an aggregate purchase price of approximately $54 million under the program, inclusive of $1 million of excise taxes, fees and commissions.
The following table summarizes repurchases of US Foods common stock for the three periods ended June 29, 2024:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
March 31, 2024 through May 4, 2024	—	$—	—	$179
May 5, 2024 through June 1, 2024	352,333	55.61	352,333	160
June 2, 2024 through June 29, 2024	397,054	53.70	397,054	979
Quarter-to-date Total	749,387	$54.60	749,387
(1)    The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. The repurchase authorization does not have an expiration date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

No Adoption or Termination of Trading Arrangements

During the three months ended June 29, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number

10.1
Amendment No. 4 to ABL Credit Agreement, dated as of April 30, 2024, among US Foods, as Borrower, the other Loan Parties (defined in the ABL Agreement), each lender party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 2, 2024).

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

US FOODS HOLDING CORP.
(Registrant)

Date:	August 8, 2024	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chief Executive Officer

Date:	August 8, 2024	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer