Form 10-Q
period 2024-09-28
US Foods Holding Corp.
filed 2024-11-07
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
232,938,689 shares of the registrant’s common stock were outstanding as of November 1, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	September 28, 2024	December 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81	$269
Accounts receivable, less allowances of $20 and $18	2,065	1,854
Vendor receivables, less allowances of $8 and $5	217	156
Inventories—net	1,618	1,600
Prepaid expenses	123	138
Other current assets	12	14
Total current assets	4,116	4,031
Property and equipment—net	2,358	2,280
Goodwill	5,779	5,697
Other intangibles—net	852	803
Other assets	370	376
Total assets	$13,475	$13,187
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$179	$220
Accounts payable	2,395	2,051
Accrued expenses and other current liabilities	777	731
Current portion of long-term debt	118	110
Total current liabilities	3,469	3,112
Long-term debt	4,671	4,564
Deferred tax liabilities	261	293
Other long-term liabilities	468	469
Total liabilities	8,869	8,438
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 254.6 issued and 235.4 outstanding as of September 28, 2024, and 252.9 issued and 245.1 outstanding as of December 30, 2023	3	3
Additional paid-in capital	3,722	3,663
Retained earnings	1,937	1,509
Accumulated other comprehensive loss	(111)	(115)
Treasury Stock, 19.2 and 7.8 shares, respectively	(945)	(311)
Total shareholders’ equity	4,606	4,749
Total liabilities and shareholders' equity	$13,475	$13,187
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$9,728	$9,106	$28,386	$26,661
Cost of goods sold	8,061	7,564	23,518	22,103
Gross profit	1,667	1,542	4,868	4,558
Operating expenses:
Distribution, selling and administrative costs	1,379	1,312	4,050	3,819
Restructuring activity and asset impairment charges	9	—	21	—
Total operating expenses	1,388	1,312	4,071	3,819
Operating income	279	230	797	739
Other expense (income)—net	3	(1)	5	(4)
Interest expense—net	75	81	235	244
Loss on extinguishment of debt	—	21	—	21
Income before income taxes	201	129	557	478
Income tax provision	53	34	129	119
Net income	148	95	428	359
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	1	1	4	1
Unrecognized gain on interest rate caps	—	—	—	1
Comprehensive income	$149	$96	$432	$361
Net income	$148	$95	$428	$359
Series A convertible preferred stock dividends	—	—	—	(7)
Net income available to common shareholders	$148	$95	$428	$352
Net income per share
Basic (Note 13)	$0.61	$0.38	$1.75	$1.49
Diluted (Note 13)	$0.61	$0.38	$1.74	$1.43
Weighted-average common shares outstanding
Basic (Note 13)	241	247	244	237
Diluted (Note 13)	244	249	247	251
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 30, 2023	252.9	$3	$3,663	$1,509	7.8	$(311)	$(115)	$4,749
Share-based compensation expense	—	—	15	—	—	—	—	15
Proceeds from employee share purchase plan	0.1	—	5	—	—	—	—	5
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	5	—	—	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(20)	—	—	—	—	(20)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	2	2
Common stock repurchased	—	—	—	—	0.3	(13)	—	(13)
Net income	—	—	—	82	—	—	—	82
BALANCE—March 30, 2024	253.9	$3	$3,668	$1,591	8.1	$(324)	$(113)	$4,825
Share-based compensation expense	—	—	15	—	—	—	—	15
Proceeds from employee share purchase plan	0.2	—	9	—	—	—	—	9
Exercise of stock options	0.1	—	4	—	—	—	—	4
Vested restricted stock units—net	0.1	—	—	—	—	—	—	—
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	0.7	(41)	—	(41)
Net income	—	—	—	198	—	—	—	198
BALANCE—June 29, 2024	254.3	$3	$3,696	$1,789	8.8	$(365)	$(112)	$5,011
Share-based compensation expense	—	—	16	—	—	—	—	16
Proceeds from employee share purchase plan	0.1	—	5	—	—	—	—	5
Exercise of stock options	0.2	—	5	—	—	—	—	5
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	10.4	(580)	—	(580)
Net income	—	—	—	148	—	—	—	148
BALANCE—September 28, 2024	254.6	$3	$3,722	$1,937	19.2	$(945)	$(111)	$4,606
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 31, 2022	225.2	$2	$3,036	$1,010	0.4	$(14)	$(73)	$3,961
Share-based compensation expense	—	—	14	—	—	—	—	14
Proceeds from employee share purchase plan	0.2	—	5	—	—	—	—	5
Vested restricted stock units, net	0.6	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	7	—	—	—	—	7
Tax withholding payments for net share-settled equity awards	—	—	(11)	—	—	—	—	(11)
Series A convertible preferred stock conversion to common stock	7.6	—	161	—	—	—	—	161
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	—	(7)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	0.9	(34)	—	(34)
Net income	—	—	—	82	—	—	—	82
BALANCE—April 1, 2023	233.9	$2	$3,212	$1,085	1.3	$(48)	$(72)	$4,179
Share-based compensation expense	—	—	14	—	—	—	—	14
Proceeds from employee share purchase plan	0.2	—	8	—	—	—	—	8
Exercise of stock options	0.7	—	15	—	—	—	—	15
Vested restricted stock units—net	0.1	—	—	—	—	—	—	—
Series A convertible preferred stock conversion to common stock	17.4	1	372	—	—	—	—	373
Unrecognized gain on interest rate caps, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	4.2	(166)	—	(166)
Excise tax on common stock repurchases	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	182	—	—	—	182
BALANCE—July 1, 2023	252.3	$3	$3,621	$1,267	5.5	$(216)	$(71)	$4,604
Share-based compensation expense	—	—	15	—	—	—	—	15
Proceeds from employee share purchase plan	0.2	—	6	—	—	—	—	6
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	0.7	(29)	—	(29)
Net income	—	—	—	95	—	—	—	95
BALANCE—September 30, 2023	252.5	$3	$3,642	$1,362	$6.2	$(245)	$(70)	$4,692
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	39 Weeks Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$428	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327	290
Gain on disposal of property and equipment—net	(1)	(5)
Loss on extinguishment of debt	—	21
Amortization of deferred financing costs	8	14
Deferred tax (benefit) provision	(33)	5
Share-based compensation expense	46	43
Provision for doubtful accounts	21	20
Changes in operating assets and liabilities:
Increase in receivables	(282)	(291)
(Increase) decrease in inventories	(6)	45
Decrease in prepaid expenses and other assets	52	(14)
Increase in accounts payable and cash overdraft liability	316	434
Increase in accrued expenses and other liabilities	15	14
Net cash provided by operating activities	891	935
Cash flows from investing activities:
Proceeds from sales of property and equipment	3	8
Purchases of property and equipment	(236)	(167)
Acquisition of businesses—net of cash received	(214)	(142)
Net cash used in investing activities	(447)	(301)
Cash flows from financing activities:
Principal payments on debt and financing leases	(2,470)	(535)
Repurchase of Senior Note Debt	—	(1,000)
Issuance of new Senior Note Debt	—	1,000
Principal payments on debt repricing	(14)	(43)
Proceeds from debt repricing	14	43
Proceeds from debt borrowings	2,454	255
Dividends paid on Series A convertible preferred stock	—	(7)
Repurchase of common stock	(628)	(229)
Debt financing costs and fees	(1)	(10)
Proceeds from employee stock purchase plan	19	19
Proceeds from exercise of stock options	14	23
Purchase of interest rate caps	—	(3)
Tax withholding payments for net share-settled equity awards	(20)	(12)
Net cash used in financing activities	(632)	(499)
Net (decrease) increase in cash, cash equivalents and restricted cash	(188)	135
Cash, cash equivalents and restricted cash—beginning of period	269	211
Cash, cash equivalents and restricted cash—end of period	$81	$346
Supplemental disclosures of cash flow information:
Conversion of Series A Convertible Preferred Stock	$—	$534
Interest paid—net of amounts capitalized	233	239
Income taxes paid—net	139	126
Property and equipment purchases included in accounts payable	23	25
Leased assets obtained in exchange for financing lease liabilities	126	108
Leased assets obtained in exchange for operating lease liabilities	32	27
Cashless exercise of stock options	5	1
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of September 28, 2024 or December 30, 2023. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $2.1 billion and $1.9 billion as of September 28, 2024 and December 30, 2023, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $42 million and $35 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023, respectively, and $48 million and $39 million included in other assets in the Company’s Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Meats and seafood	$3,356	$3,074	$9,661	$8,924
Dry grocery products	1,675	1,634	4,976	4,796
Refrigerated and frozen grocery products	1,615	1,543	4,807	4,505
Dairy	1,061	927	2,997	2,802
Equipment, disposables and supplies	910	903	2,696	2,704
Beverage products	560	516	1,627	1,479
Produce	551	509	1,622	1,451
Total net sales	$9,728	$9,106	$28,386	$26,661

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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $555 million and $488 million as of September 28, 2024 and December 30, 2023, respectively. As a result of changes in LIFO reserves, cost of goods increased $23 million and $37 million for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively and increased $68 million and $42 million for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively.
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
A summary of the activity in the allowance for doubtful accounts for the 39 weeks ended September 28, 2024 and September 30, 2023 was as follows:

	September 28, 2024	September 30, 2023
Balance as of beginning of year	$18	$30
Charged to costs and expenses, net	21	20
Customer accounts written off—net of recoveries	(19)	(31)
Balance as of end of period	$20	$19
This table excludes the vendor receivable related allowance for doubtful accounts of $8 million as of September 28, 2024, $5 million as of December 30, 2023, $7 million as of September 30, 2023 and $8 million as of December 31, 2022.
7.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of September 28, 2024 and December 30, 2023, property and equipment-net included accumulated depreciation of $3,344 million and $3,219 million, respectively. Depreciation expense was $99 million and $85 million for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and $288 million and $256 million for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively.
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
Customer relationships, noncompete agreements and amortizable trade names are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, noncompete agreements and amortizable trade names are amortized over their estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $15 million and $12 million for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and $39 million and $34 million for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively.
Goodwill and other intangibles—net consisted of the following:

	September 28, 2024	December 30, 2023
Goodwill	$5,779	$5,697
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$799	$715
Accumulated amortization	(227)	(189)
Net carrying value	572	526
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(2)
Net carrying value	2	2
Noncompete agreements—amortizable:
Gross carrying amount	8	4
Accumulated amortization	(1)	—
Net carrying value	7	4
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$852	$803
The increase in goodwill is attributable to prior period acquisition purchase price adjustments and the IWC Food Service acquisition in the second quarter. The increase in the gross carrying amount of customer relationships is attributable to both prior period acquisition purchase price adjustments and the IWC Food Service acquisition. The increase in the gross carrying amount of noncompete agreements is attributable to the IWC Food Service acquisition.
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 39 weeks ended September 28, 2024 and September 30, 2023.
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

The Company’s assets and liabilities measured at fair value on a recurring basis as of September 28, 2024 and December 30, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	September 28, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$15	$—	$—	$15
Interest rate caps	—	—	—	—
	December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$208	$—	$—	$208
Interest rate caps	—	1	—	1
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
The Company records its interest rate caps within other current assets in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. As of September 28, 2024 the fair value of the Company’s interest rate caps recorded within other current assets is $0.
The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate caps during the 13 weeks and 39 weeks ended September 28, 2024. The following table presents the effect of the Company’s interest rate caps in the Consolidated Statement of Comprehensive Income for the 13 weeks and 39 weeks ended September 28, 2024:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the 13 weeks ended September 28, 2024
Interest rate caps	$—	Interest expense ─ net	$—
For the 39 weeks ended September 28, 2024
Interest rate caps	$—	Interest expense ─ net	$—
During the next twelve months, the Company estimates $1 million will be reclassified from accumulated other comprehensive loss to income.

Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.8 billion and $4.7 billion as of September 28, 2024 and December 30, 2023, respectively, as compared to its carrying value of $4.8 billion and $4.7 billion as of September 28, 2024 and December 30, 2023, respectively.
The fair value of the Company’s 6.88% senior unsecured notes due September 15, 2028 (the “Senior Notes due 2028”) was $0.5 billion as of both September 28, 2024 and December 30, 2023. The fair value of the Company’s 4.75% senior unsecured notes due February 15, 2029 (the “Senior Notes due 2029”) was $0.9 billion as of both September 28, 2024 and December 30, 2023. The fair value of the Company’s 4.63% senior unsecured notes due June 1, 2030 (the “Senior Notes due 2030”) was $0.5 billion as of both September 28, 2024 and December 30, 2023. The fair value of the Company’s 7.25% senior unsecured notes due January 15, 2032 (the “Senior Notes due 2032”) was $0.5 billion as of both September 28, 2024 and December 30, 2023. Fair value of the Senior Notes due 2028, the Senior Notes due 2029, the Senior Notes due 2030 and the Senior Notes due 2032 is based upon their quoted market prices on the respective dates. The fair value of the Senior Notes due 2028, the Senior Notes due 2029, the Senior Notes due 2030 and the Senior Notes due 2032 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.
10.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of September 28, 2024	Carrying Value as of September 28, 2024	Carrying Value as of December 30, 2023
ABL Facility	December 7, 2027	6.30%	$75	$—
2019 Incremental Term Loan Facility (net of $8 and $11 of unamortized deferred financing costs, respectively)	September 13, 2026	7.36%	1,101	1,105
2021 Incremental Term Loan Facility (net of $2 and $3 of unamortized deferred financing costs, respectively)	November 22, 2028	7.25%	719	718
Senior Notes due 2028 (net of $4 and $5 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	496	495
Senior Notes due 2029 (net of $5 and $6 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	895	894
Senior Notes due 2030 (net of $3 and $4 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	497	496
Senior Notes due 2032 (net of $4 and $5 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	495
Obligations under financing leases	2024–2037	1.26%-8.31%	502	463
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,789	4,674
Current portion of long-term debt			(118)	(110)
Long-term debt			$4,671	$4,564
As of September 28, 2024, after considering interest rate caps that fixed the variable component of the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities described below, approximately 31% of the Company’s total debt bore interest at a floating rate.
ABL Facility
The Company’s asset based senior secured revolving credit facility (the “ABL Facility”) provides the Company with loan commitments having a maximum aggregate principal amount of $2,300 million. The ABL Facility is scheduled to mature on December 7, 2027.

Borrowings under the ABL Facility bear interest, at the Company’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described in the ABL Facility, plus a margin ranging from 0.00% to 0.50% based on USF’s excess availability under the ABL Facility, or the sum of the Term Secured Overnight Financing Rate (“Term SOFR”) plus a margin ranging from 1.00% to 1.50%, based on USF’s excess availability under the ABL Facility, and a credit spread adjustment of 0.10%. The margin under the ABL Facility as of September 28, 2024 was 0.00% for ABR loans and 1.00% for Term SOFR loans.
On April 30, 2024, the ABL Facility was amended to provide certain providers of supply chain financings a security interest in certain assets of the Company under the ABL Facility. As of September 28, 2024, the Company did not have any active supply chain financing program participants.
The Company had outstanding borrowings totaling $75 million, and had outstanding letters of credit totaling $578 million, under the ABL Facility as of September 28, 2024. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,647 million under the ABL Facility as of September 28, 2024.
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
2019 Incremental Term Loan Facility
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,101 million, net of $8 million of unamortized deferred financing costs as of September 28, 2024. Borrowings under the 2019 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR plus (ii) a credit spread adjustment of (a) 0.11448% for a one-month term, (b) 0.26161% for a three-month term, or (c) 0.42826% for a six month term, (with the sum of Term SOFR and the foregoing credit spread adjustment subject to a Term SOFR “floor” of 0.00%) plus (iii) a margin of 2.00%, or the sum of (i) an ABR, as described in the 2019 Incremental Term Loan Facility plus (ii) a margin of 1.00%. The 2019 Incremental Term Loan Facility will mature on September 13, 2026.
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $719 million, net of $2 million of unamortized deferred financing costs as of September 28, 2024. Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR (with the Term SOFR subject to a “floor” of 0.00%) plus (ii) a margin of 2.00% or the sum of (i) an ABR, as described in the 2021 Incremental Term Loan Facility, plus (ii) a margin of 1.00%. The 2021 Incremental Term Loan Facility will mature on November 22, 2028.
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
Senior Notes due 2028
The Senior Notes due 2028 had an outstanding balance of $496 million, net of the $4 million of unamortized deferred financing costs, as of September 28, 2024. The Senior Notes due 2028 bear interest at a rate of 6.88% per annum and will mature on September 15, 2028.

Senior Notes due 2029
The Senior Notes due 2029 had an outstanding balance of $895 million, net of $5 million of unamortized deferred financing costs, as of September 28, 2024. The Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029.
Senior Notes due 2030
The Senior Notes due 2030 had an outstanding balance of $497 million, net of $3 million of unamortized deferred financing costs, as of September 28, 2024. The Senior Notes due 2030 bear interest at a rate of 4.63% per annum and will mature on June 1, 2030.
Senior Notes due 2032
The Senior Notes due 2032 had an outstanding balance of $496 million, net of the $4 million of unamortized deferred financing costs, as of September 28, 2024. The Senior Notes due 2032 bear interest at a rate of 7.25% per annum and will mature on January 15, 2032.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.3 billion of restricted payment capacity under these covenants, and approximately $2.3 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of September 28, 2024.

11. RESTRUCTURING LIABILITIES
From time to time, the Company may implement initiatives, close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
During the 13 weeks and 39 weeks ended September 28, 2024, the Company incurred net restructuring costs of $9 million and $21 million, respectively, primarily related to initiatives to improve operational effectiveness and workforce reductions. During the 13 weeks and 39 weeks ended September 30, 2023, the Company incurred net restructuring costs of $3 million primarily related to initiatives to improve operational effectiveness. Net restructuring liabilities were $9 million and $7 million as of September 28, 2024 and December 30, 2023, respectively.
The following table summarizes the changes in the restructuring liabilities for the 13 weeks and 39 weeks ended September 28, 2024:

Restructuring Liabilities
Balance as of Balance at December 30, 2023	$7
Current period costs	13
Payments, net	(5)
Balance at March 30, 2024	15
Current period activity	(1)
Payments, net	(2)
Balance at June 29, 2024	12
Current period activity	9
Payments, net	(12)
Balance at September 28, 2024	$9

12.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan (the “Retirement Plan”) and a 401(k) savings plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
In the quarter ending July 1, 2023, the Company issued a notice of intent to terminate the majority of the Retirement Plan. This was previously approved by the Company’s Board of Directors. Effective December 30, 2023, the Retirement Plan was split into the Retirement Plan that is continuing, the “Ongoing Plan”, and the portion of the Retirement Plan that is terminating, the “Terminating Plan.” The Company has commenced the plan termination process for the Terminating Plan and expects all benefits to be settled during 2024, either through a lump-sum payment to participants or the purchase of an annuity offering on behalf of the participants. The Company does not expect to make significant contributions to the Retirement Plan in fiscal year 2024 for the cost of settlement of the Terminating Plan. See Note 19, Subsequent Events for additional information.
The components of net periodic pension benefit costs (credits) for Company sponsored defined benefit plans were as follows:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Components of net periodic pension benefit costs (credits):
Service cost	$—	$—	$1	$1
Interest cost	5	10	15	29
Expected return on plan assets	(5)	(12)	(15)	(36)
Amortization of net loss	1	1	4	3
Net periodic pension benefit costs (credits)	$1	$(1)	$5	$(3)
Other postretirement benefit costs were de minimis for both the 13 weeks and 39 weeks ended September 28, 2024 and September 30, 2023.
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
Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $21 million and $16 million for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and $63 million and $48 million for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $15 million and $14 million for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and $44 million and $42 million for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively.
13.    STOCKHOLDERS’ EQUITY
Earnings Per Share
The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applied the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A convertible preferred stock (the “Series A Preferred Stock”), if dilutive in the period. For the 13 weeks ended September 28, 2024, there were no anti-dilutive shares excluded from the dilutive share based calculation. For the 13 weeks ended September 30, 2023, share-based awards representing less than 1 million underlying common shares were not included in the computation because the effect would have been anti-dilutive. For both the 39 weeks ended September 28, 2024 and September 30, 2023, share-based awards representing less than 1 million underlying common shares were not included in the computation because the effect would have been anti-dilutive. Additionally, Series A Preferred Stock shares were dilutive for the 39 weeks ended September 30, 2023. For the 13 weeks and 39 weeks ended September 28, 2024, there are no shares of Series A Preferred Stock outstanding.

The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net income	$148	$95	$428	$359
Less: Series A Preferred Stock Dividends	—	—	—	(7)
Net income available to common shareholders	$148	$95	$428	$352
Denominator:
Weighted-average common shares outstanding—basic	241	247	244	237
Effect of dilutive share-based awards	3	2	3	3
Effect of dilutive underlying shares of the Series A Preferred Stock (1)	—	—	—	11
Weighted-average common shares outstanding—diluted	244	249	247	251
Net income per share
Basic	$0.61	$0.38	$1.75	$1.49
Diluted	$0.61	$0.38	$1.74	$1.43

(1)    Under the if-converted method, outstanding shares of the Series A Preferred Stock were treated as if converted to common shares for inclusion in the calculation of the weighted-average common shares outstanding—diluted. Under this approach, if converted, there would be no preferred stock outstanding and therefore no Series A Preferred Stock dividend. As of September 28, 2024, there are no shares of Series A Preferred Stock outstanding.
Share Repurchase Programs
On November 2, 2022, our Board of Directors approved a share repurchase program (“Original Share Repurchase Program”) under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. On June 1, 2024, the Board approved, and on June 5, 2024, the Company announced, an increase in the amount of common stock that could be purchased under the Original Share Repurchase Program to $1 billion (“Amended Share Repurchase Program”). As of September 28, 2024, there was approximately $398 million in remaining funds authorized under the Amended Share Repurchase Program. For the 13 weeks ended September 28, 2024, the Company repurchased 10,399,672 shares at an aggregate purchase price of approximately $580 million under the Amended Share Repurchase Program, inclusive of $6 million of excise taxes, fees and commissions. For the 39 weeks ended September 28, 2024, the Company repurchased 11,433,047 shares at an aggregate purchase price of approximately $634 million under the Amended Share Repurchase Program and the Original Share Repurchase Program, inclusive of $7 million of excise taxes, fees and commissions.
The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Under the Amended Share Repurchase Program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The Amended Share Repurchase Program does not obligate the Company to acquire any particular amount of shares, and the Amended Share Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. The Amended Share Repurchase Program does not have an expiration date.

14.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss by component for the periods presented:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of period (1)	$(113)	$(72)	$(116)	$(73)
Reclassification adjustments:
Amortization of net loss(2) (3)	1	1	4	2
Total before income tax	1	1	4	2
Income tax provision	—	—	—	—
Current period comprehensive income, net of tax	1	1	4	2
Balance as of end of period(1)	$(112)	$(71)	$(112)	$(71)

Interest rate Caps:
Balance at beginning of period(1)	$1	$1	$1	$—
Change in fair value of interest rate caps	—	—	—	1
Total before income tax	—	1	—	1
Income tax provision	—	—	—	—
Current period comprehensive income, net of tax	—	1	—	1
Balance at end of period(1)	$1	$1	$1	$1

Accumulated other comprehensive loss at end of period(1)	$(111)	$(70)	$(111)	$(70)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 12, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
15.    RELATED PARTY TRANSACTIONS
As of both September 28, 2024 and December 30, 2023, as reported by the administrative agent of the 2019 and 2021 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $2 million in aggregate principal amount of the 2021 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
16.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 39 weeks ended September 28, 2024 and September 30, 2023, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.

For the 13 weeks ended September 28, 2024, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, and a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation.
For the 13 weeks ended September 30, 2023, the Company’s effective income tax rate of 27% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items were not material individually or in the aggregate.

For the 39 weeks ended September 28, 2024, the Company’s effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $17 million, primarily related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $8 million, primarily related to excess tax benefits associated with share-based compensation and a tax expense of $3 million, primarily related to adjustments to prior year tax provision estimates.
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
17. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1,160 million of purchase orders and purchase contract commitments as of September 28, 2024 to be purchased in the remainder of fiscal year 2024 and continuing through fiscal year 2029 and $93 million of information technology commitments through 2028 that are not recorded in the Company’s Consolidated Balance Sheets.
The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of September 28, 2024 totaled approximately $1.2 billion. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2024	$132
2025	946
2026	158
2027	—
2028	—
2029	—
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $37 million through December 2025 as of September 28, 2024. Additionally, the Company had electricity forward purchase commitments totaling $4 million through July 2026, as of September 28, 2024. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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

On June 5, 2024, the Company announced it intends to explore the potential sale of its CHEF’STORE wholesale restaurant supply business and, if a sale is completed, then entirely focus on delivered broadline operations. As of September 28, 2024, the Company is in the process of exploring this sale.
During the 13 weeks ended September 28, 2024, the Company began offering a supplier financing program, in which participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. No third parties have signed the supplier finance program agreements as of September 28, 2024.
19.    SUBSEQUENT EVENTS
Senior Notes and Incremental Term Loan Facility—On October 3, 2024, the Company completed a private offering of $500 million aggregate principal amount of 5.75% senior unsecured notes due April 15, 2033 (the “Senior Notes due 2033”). Additionally, on October 3, 2024, the Company further amended its term loan credit agreement. The Company issued two new term loan tranches of the term loan credit facility, one for $725 million (the “2024 Term Loan Facility”) and one for $610 million (the “2021 Term Loan Facility”). The Company used the proceeds of the Senior Notes due 2033 and the 2024 Term Loan Facility and the 2021 Term Loan Facility, and cash on hand, to pay in full the 2019 Incremental Term Loan Facility and, other than amounts that were rolled on a cashless basis into the 2021 Term Loan Facility, the 2021 Incremental Term Loan Facility. The Company incurred lender fees and third-party costs of approximately $13 million in connection with the issuance of the Senior Notes due 2033. The Company plans to apply debt modification or extinguishment accounting as applicable.
Pension Plan Termination—In October 2024, the Company began settling its obligations under the Terminating Plan through the purchase of an annuity contract from a highly rated insurance company for $414 million. Additionally, in October 2024, the Company made $254 million of lump sum payments directly to eligible participants who elected that payment option. Given that the annuity contract premium and lump sum payments do not exceed the assets of the Terminating Plan, there will be no cash contributions made by the Company. Management estimates that the Company will recognize a one-time non-cash pre-tax pension settlement charge of $124 million in the fiscal fourth quarter of 2024 related to actuarial losses previously recorded in Accumulated Other Comprehensive Loss.
Share Repurchases—For the fiscal fourth quarter through November 4, 2024, the Company repurchased 2,592,612 shares at an aggregate purchase price of approximately $160 million under the Amended Share Repurchase Program. At November 4, 2024, there was approximately $238 million in remaining funds authorized under the Amended Share Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2023 Annual Report. The following discussion and analysis contain certain financial measures that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks and 39 weeks ended September 28, 2024 are compared to the 13 weeks and 39 weeks ended September 30, 2023, unless specifically noted otherwise.
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
On June 5, 2024, the Company announced it intends to explore the potential sale of its CHEF’STORE wholesale restaurant supply business and, if a sale is completed, then entirely focus on delivered broadline operations. As of September 28, 2024, the Company is in the process of exploring this sale.
For the 13 weeks ended September 28, 2024, net sales increased 6.8% driven by a total case volume increase of 3.8% compared to the prior year which was driven by a 4.1% increase in independent restaurant case volume, a 5.7% increase in healthcare volume, a 3.0% increase in hospitality volume and a 2.4% increase in chain volume. Total organic case volume increased 1.1% for the 13 weeks ended September 28, 2024, which includes 2.4% organic independent restaurant case volume growth. For the 39 weeks ended September 28, 2024, net sales increased 6.5% driven by a total case volume increase of 4.4% compared to the prior year which was driven by a 4.8% increase in independent restaurant case volume, a 6.1% increase in healthcare volume, a 2.0% increase in hospitality volume and a 3.5% increase in chain volume. Total organic case volume increased 1.5% for the 39 weeks ended September 28, 2024, which includes 2.8% organic independent restaurant case volume growth.

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

Highlights
For the 13 weeks and 39 weeks ended September 28, 2024, compared to the same period a year ago, total case volume increased 3.8% and 4.4%, respectively, and independent restaurant case volume increased 4.1% and 4.8%, respectively. For the 13 weeks and 39 weeks ended September 28, 2024, compared to the same period a year ago, total organic case volume increased 1.1% and 1.5%, respectively, and organic independent restaurant case volume increased 2.4% and 2.8%, respectively. Net sales increased $622 million, or 6.8%, and $1,725 million, or 6.5% for the 13 weeks and 39 weeks ended September 28, 2024, respectively, driven primarily by organic case volume growth, the impact of acquisitions and food cost inflation of 3.2% and 2.5% for the 13 weeks and 39 weeks ended September 28, 2024, respectively.
Gross profit increased $125 million, or 8.1%, to $1,667 million for the 13 weeks ended September 28, 2024, and increased $310 million, or 6.8%, to $4,868 million for the 39 weeks ended September 28, 2024. For the 13 weeks ended September 28, 2024, the increase was primarily a result of an increase in total case volume, improved cost of goods sold, pricing optimization and a favorable year-over-year LIFO adjustment. For the 39 weeks ended September 28, 2024, the increase was primarily a result of an increase in organic case volume, improved cost of goods sold, the impact of acquisition and pricing optimization, partially offset by an unfavorable year-over-year LIFO adjustment. Gross profit was negatively impacted by LIFO expense of $23 million and $68 million for the 13 weeks and 39 weeks ended September 28, 2024, respectively. Gross profit was negatively impacted by a LIFO expense of $37 million and $42 million for the 13 weeks and 39 weeks ended September 30, 2023, respectively. As a percentage of net sales, gross profit was 17.1% for the 13 weeks ended September 28, 2024, compared to 16.9% for the prior year period and was 17.1% for both the 39 weeks ended September 28, 2024 and September 30, 2023.

Total operating expenses increased $76 million, or 5.8%, to $1,388 million for the 13 weeks ended September 28, 2024, and increased $252 million, or 6.6%, to $4,071 million for the 39 weeks ended September 28, 2024. For the 13 weeks ended September 28, 2024, the increase was primarily a result of an increase in total case volume and higher distribution costs, reflecting increased labor costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. For the 39 weeks ended September 28, 2024, the increase was primarily a result of an increase in organic case volume, higher distribution costs, reflecting increased labor costs, the impact of acquisitions and incremental costs to serve our customers during January labor disruptions, partially offset by continued productivity improvement.
As a percentage of net sales, operating expenses were 14.3% for the 13 weeks ended September 28, 2024, compared to 14.4% for the prior year period and was 14.3% for both the 39 weeks ended September 28, 2024 and September 30, 2023.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Consolidated Statements of Operations:
Net sales	$9,728	$9,106	$28,386	$26,661
Cost of goods sold	8,061	7,564	23,518	22,103
Gross profit	1,667	1,542	4,868	4,558
Operating expenses:
Distribution, selling and administrative costs	1,379	1,312	4,050	3,819
Restructuring activity and asset impairment charges	9	—	21	—
Total operating expenses	1,388	1,312	4,071	3,819
Operating income	279	230	797	739
Other expense (income)—net	3	(1)	5	(4)
Interest expense—net	75	81	235	244
Loss on extinguishment of debt	—	21	—	21
Income before income taxes	201	129	557	478
Income tax provision	53	34	129	119
Net income	148	95	428	359
Series A convertible preferred stock dividends	—	—	—	(7)
Net income available to common shareholders	$148	$95	$428	$352
Percentage of Net Sales:
Gross profit	17.1%	16.9%	17.1%	17.1%
Operating expenses	14.3%	14.4%	14.3%	14.3%
Operating income	2.9%	2.5%	2.8%	2.8%
Net income	1.5%	1.0%	1.5%	1.3%
Adjusted EBITDA(1)	4.7%	4.4%	4.6%	4.4%
Other Data:
Cash flows—operating activities	$270	$282	$891	$935
Cash flows—investing activities	(79)	(195)	(447)	(301)
Cash flows—financing activities	(515)	(120)	(632)	(499)
Capital expenditures	80	59	236	167
EBITDA(1)	390	307	1,119	1,012
Adjusted EBITDA(1)	455	402	1,300	1,171
Adjusted EBITDA Margin(1)	4.7%	4.4%	4.6%	4.4%
Adjusted Net Income(1)	208	174	573	498
Free Cash Flow(2)	191	229	658	776
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
Net income available to common shareholders and net income margin	$148	1.5%	$95	1.0%	$428	1.5%	$352	1.3%
Series A Preferred Stock Dividends	—		—		—		(7)
Net income and net income margin	148	1.5%	95	1.0%	428	1.5%	359	1.3%
Interest expense—net	75		81		235		244
Income tax provision	53		34		129		119
Depreciation expense	99		85		288		256
Amortization expense	15		12		39		34
EBITDA and EBITDA margin	390	4.0%	307	3.4%	1,119	3.9%	1,012	3.8%
Adjustments:
Restructuring activity and asset impairment charges(1)	10		2		22		2
Share-based compensation expense(2)	16		15		46		43
LIFO reserve adjustment (3)	23		37		68		42
Loss on extinguishment of debt(4)	—		21		—		21
Business transformation costs(5)	10		9		28		16
Business acquisition and integration related costs and other(6)	6		11		17		35
Adjusted EBITDA and Adjusted EBITDA margin	455	4.7%	402	4.4%	1,300	4.6%	1,171	4.4%
Depreciation expense	(99)		(85)		(288)		(256)
Interest expense—net	(75)		(81)		(235)		(244)
Income tax provision, as adjusted(7)	(73)		(62)		(204)		(173)
Adjusted Net Income	$208		$174		$573		$498
Cash flow
Cash flows from operating activities	$270		$282		$891		$935
Proceeds from sales of property and equipment	1		6		3		8
Capital expenditures	(80)		(59)		(236)		(167)
Free Cash Flow	$191		$229		$658		$776
(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Includes early redemption premium and the write-off of certain pre-existing debt issuance costs. See Note 10, Debt, in our consolidated financial statements for additional information.
(5)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable technology. For the 13 weeks and 39 weeks ended September 28, 2024, business transformation costs related to projects associated with information technology infrastructure initiatives and workforce efficiencies. For the 13 weeks and 39 weeks ended September 30, 2023, business transformation costs related to projects associated with information technology infrastructure initiatives.
(6)    Includes: (i) aggregate acquisition related costs of $6 million and $10 million for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and $17 million and $31 million for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively; (ii) CEO sign on bonus of $3 million for the 39 weeks ended September 30, 2023 and (iii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
GAAP income tax provision	$53	$34	$129	$119
Tax impact of pre-tax income adjustments	18	27	51	47
Discrete tax items	2	1	24	7
Income tax provision, as adjusted	$73	$62	$204	$173
Comparison of Results
13 Weeks Ended September 28, 2024 and September 30, 2023
Highlights
•Net sales increased $622 million, or 6.8%, to $9,728 million in 2024.
•Total case volume increased 3.8% and independent restaurant case volume increased 4.1%.
•Total organic case volume increased 1.1% and organic independent restaurant case volume increased 2.4%.
•Operating income increased $49 million, to $279 million in 2024.
•Net income increased $53 million to $148 million in 2024.
•Adjusted EBITDA increased $53 million, or 13.2%, to $455 million in 2024. As a percentage of net sales, Adjusted EBITDA was 4.7% in 2024, compared to 4.4% in 2023.
Net Sales
Net sales increased $622 million or 6.8%, to $9,728 million in 2024, driven by organic case volume growth, the impact of acquisitions and food cost inflation of 3.2%. Total case volume increased 3.8% driven by a 4.1% increase in independent restaurant case volume, a 5.7% increase in healthcare volume, a 3.0% increase in hospitality volume and a 2.4% increase in chain volume. Total organic case volume increased 1.1% and organic independent restaurant case volume increased 2.4%. Organic broadline sales of private brands represented approximately 35% of net sales in both 2024 and 2023.
Gross Profit
Gross profit increased $125 million, or 8.1%, to $1,667 million in 2024, primarily as a result of an increase in total case volume, improved cost of goods sold, pricing optimization and a favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $23 million in 2024 compared to an expense of $37 million in 2023, driven by inflation in poultry, cheese, and seafood. Gross profit as a percentage of net sales was 17.1% in 2024, due to the aforementioned factors. Gross profit as a percentage of net sales was 16.9% in 2023.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $76 million, or 5.8%, to $1,388 million in 2024. Operating expenses increased primarily as a result of an increase in total case volume and higher distribution costs, reflecting increased labor costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 14.3% in 2024, compared to 14.4% in 2023.
Operating Income
Our operating income was $279 million in 2024, compared to operating income of $230 million in 2023. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Expense (Income)—Net
Other expense (income)—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other expense—net of $3 million in 2024 and other income—net of $1 million in 2023. The decrease in other income-net is due to an increase in the pension benefit interest cost and a decrease in the expected return on pension assets compared to 2023.

Interest Expense—Net
Interest expense—net decreased $6 million to $75 million in 2024 primarily due to lower outstanding debt in 2024 compared to 2023.
Income Taxes

For the 13 weeks ended September 28, 2024, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions and a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended September 30, 2023, the Company’s effective income tax rate of 27% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items were not material individually or in the aggregate.
Net Income
Our net income was $148 million in 2024, compared to a net income of $95 million in 2023. The improvement in net income was due to the relevant factors discussed above.

39 Weeks Ended September 28, 2024 and September 30, 2023
Highlights
•Net sales increased $1,725 million, or 6.5%, to $28,386 million in 2024.
•Total case volume increased 4.4% and independent restaurant case volume increased 4.8%.
•Operating income increased $58 million, to $797 million in 2024.
•Net income increased $69 million to $428 million in 2024.
•Adjusted EBITDA increased $129 million or 11.0%, to $1,300 million in 2024. As a percentage of net sales, Adjusted EBITDA was 4.6% in 2024, compared to 4.4% in 2023.
Net Sales
Net sales increased $1,725 million, or 6.5%, to $28,386 million in 2024 driven by organic case volume growth, the impact of acquisitions and food cost inflation of 2.5%. Total case volume increased 4.4% driven by a 4.8% increase in independent restaurant case volume, a 6.1% increase in healthcare volume, a 2.0% increase in hospitality volume and a 3.5% increase in chain volume. Organic broadline sales of private brands represented approximately 34% of net sales in both 2024 and 2023, respectively.
Gross Profit
Gross profit increased $310 million, or 6.8%, to $4,868 million in 2024 primarily as a result of an increase in organic case volume, improved cost of goods sold, the impact of acquisitions and pricing optimization, partially offset by an unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $68 million in 2024, compared to expense of $42 million in 2023. LIFO expense in both periods is driven by a reduction in inventory values in multiple categories. Gross profit as a percentage of net sales was 17.1% in 2024 due to the aforementioned factors. Gross profit as a percentage of net sales was also 17.1% in 2023.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $252 million, or 6.6%, to $4,071 million in 2024. Operating expenses increased primarily due to an increase in organic case volume, higher distribution costs, reflecting increased labor costs, the impact of acquisitions and incremental costs to serve our customers during January labor disruptions, partially offset by continued productivity improvement. Operating expenses as a percentage of net sales were 14.3% in both 2024 and 2023.
Operating Income
Our operating income was $797 million in 2024, compared to operating income of $739 million in 2023. The increase in operating income was due to the factors discussed in the relevant sections above.

Other Expense (Income)—Net
Other expense (income)—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other expense—net of $5 million in 2024 and other income—net of $4 million in 2023. The decrease in other income-net is due to an increase in the pension benefit interest cost and a decrease in the expected return on pension assets compared to 2023.
Interest Expense—Net
Interest expense—net decreased $9 million to $235 million in 2024 primarily due to lower outstanding debt in 2024 compared to 2023.
Income Taxes

For the 39 weeks ended September 28, 2024, the Company’s effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $17 million, primarily related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $8 million, primarily related to excess tax benefits associated with share-based compensation and a tax expense of $3 million, primarily related to adjustments to prior year tax provision estimates.

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
Net Income
Our net income was $428 million in 2024, compared to a net income of $359 million in 2023. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of September 28, 2024, the Company had approximately $1.7 billion in cash and available liquidity.
Indebtedness
The aggregate outstanding balance of our indebtedness was $4,789 million, net of $26 million of unamortized deferred financing costs, as of September 28, 2024.
We had outstanding borrowings totaling $75 million and had issued letters of credit totaling $578 million under the ABL Facility as of September 28, 2024. There was remaining capacity of $1,647 million under the ABL Facility as of September 28, 2024.
The 2019 Incremental Term Loan Facility had an outstanding balance of $1,101 million, net of $8 million of unamortized deferred financing costs, as of September 28, 2024.
The 2021 Incremental Term Loan Facility had an outstanding balance of $719 million, net of $2 million of unamortized deferred financing costs, as of September 28, 2024.
The Senior Notes due 2028 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of September 28, 2024.
The Senior Notes due 2029 had an outstanding balance of $895 million, net of $5 million of unamortized deferred financing costs, as of September 28, 2024.
The Senior Notes due 2030 had an outstanding balance of $497 million, net of $3 million of unamortized deferred financing costs, as of September 28, 2024.
The Senior Notes due 2032 had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of September 28, 2024.
We also had $502 million of obligations under financing leases for transportation equipment and building leases as of September 28, 2024.

The ABL Facility will mature in 2027. The 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility will mature in 2026 and 2028, respectively. The Senior Notes due 2028, the Senior Notes due 2029, the Senior Notes due 2030 and the Senior Notes due 2032 will mature in 2028, 2029, 2030 and 2032, respectively.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.3 billion of restricted payment capacity under these covenants and approximately $2.3 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of September 28, 2024.
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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	39 Weeks Ended
	September 28, 2024	September 30, 2023

Net income	$428	$359
Changes in operating assets and liabilities	95	188
Other adjustments	368	388
Net cash provided by operating activities	891	935
Net cash used in investing activities	(447)	(301)
Net cash used in financing activities	(632)	(499)
Net increase in cash, cash equivalents and restricted cash	(188)	135
Cash, cash equivalents and restricted cash−beginning of period	269	211
Cash, cash equivalents and restricted cash−end of period	$81	$346
Operating Activities
Cash flows provided by operating activities was $891 million for the 39 weeks ended September 28, 2024, representing a decrease of $44 million as compared to cash flows provided by operating activities of $935 million for the 39 weeks ended September 30, 2023, due to less working capital benefit for the 39 weeks ended September 28, 2024 compared to the 39 weeks ended September 30, 2023.
Investing Activities
During the 39 weeks ended September 28, 2024, the Company completed the asset acquisition of IWC Food Service. Total consideration consisted of cash of approximately $220 million (less the amount of cash received, which was $6 million) for a net purchase price of $214 million. In addition, cash flows used in investing activities in the 39 weeks ended September 28, 2024 and September 30, 2023 included cash expenditures of $236 million and $167 million, respectively, related to investments in information technology, property and equipment and maintenance of distribution facilities.
We expect total cash capital expenditures in fiscal year 2024 to be between $325 million and $350 million. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.

Financing Activities
Cash flows used in financing activities in the 39 weeks ended September 28, 2024 included $91 million of scheduled payments under our Term Loan Facilities and financing leases, $75 million in net proceeds under the ABL Facility, $14 million for repricing of the 2021 Term Loan Facility and $1 million of financing fees related to the 2021 Term Loan Facility repricing. Financing activities in the 39 weeks ended September 28, 2024 also included $628 million common stock repurchased under the Amended Share Repurchase Program, $19 million of proceeds received from stock purchases under our employee stock purchase plan, $14 million of proceeds from the exercise of employee stock options, which were offset by $20 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows used by financing activities in the 39 weeks ended September 30, 2023 included $95 million of scheduled payments under our Term Loan Facilities and financing leases, $1 billion for refinancing of the Senior Notes due 2025, $10 million of financing fees related to the refinancing, $65 million of voluntary prepayments of our 2021 Incremental Term Loan Facility, $120 million of voluntary prepayments of our 2019 Incremental Term Loan Facility, $3 million associated with interest rate cap purchases, $7 million of dividends on our Series A Preferred Stock and no net payments under the ABL Facility. Financing activities in the 39 weeks ended September 30, 2023 also included $229 million common stock repurchased under the Amended Share Repurchase Program, $19 million of proceeds received from stock purchases under our employee stock purchase plan and $23 million of proceeds from the exercise of employee stock options, which were offset by $12 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Off-Balance Sheet Arrangements
We had $578 million of letters of credit outstanding primarily securing the Company’s obligations with respect to its insurance program and certain real estate leases, under the ABL Facility as of September 28, 2024.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 39 weeks ended September 28, 2024.
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
After considering interest rate caps that fixed the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities, approximately 31% of the principal amount of our debt bore interest at floating rates based on Term SOFR or an alternative reference rate, as defined in our credit agreements, as of September 28, 2024. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $16 million per year (see Note 10, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $191 million during the fiscal year ended December 30, 2023. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, growing our fleet of electric vehicles and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 28, 2024, we had diesel fuel forward purchase commitments totaling $37 million, which lock approximately 26% of our projected diesel fuel purchase needs through December 2025. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $15 million in additional fuel cost on uncommitted volumes through December 2025.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On November 2, 2022, our Board of Directors approved a share repurchase program (“Original Share Repurchase Program”) under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. On June 1, 2024, the Board approved, and on June 5, 2024, the Company announced, an increase in the amount of common stock that could be purchased under the Original Share Repurchase Program to $1 billion (“Amended Share Repurchase Program”). As of September 28, 2024, there was approximately $398 million in remaining funds authorized under the Amended Share Repurchase Program. For the 13 weeks ended September 28, 2024, the Company repurchased 10,399,672 shares at an aggregate purchase price of approximately $580 million under the Amended Share Repurchase Program, inclusive of $6 million of excise taxes, fees and commissions. For the 39 weeks ended September 28, 2024, the Company repurchased 11,433,047 shares at an aggregate purchase price of approximately $634 million under the Amended Share Repurchase Program and the Original Share Repurchase Program, inclusive of $7 million of excise taxes, fees and commissions.
The following table summarizes repurchases of US Foods common stock for the 13 weeks ended September 28, 2024:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
June 30, 2024 through August 3, 2024	933,400	$52.96	933,400	$929
August 4, 2024 through August 31, 2024	6,915,384	54.68	6,915,384	551
September 1, 2024 through September 28, 2024	2,550,888	59.93	2,550,888	398
Total	10,399,672	$55.81	10,399,672
(1)    The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Under the Amended Share Repurchase Program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The Amended Share Repurchase Program does not obligate the Company to acquire any particular amount of shares, and the Amended Share Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. The Amended Share Repurchase Program does not have an expiration date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

No Adoption or Termination of Trading Arrangements

During the quarter ended September 28, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

US FOODS HOLDING CORP.
(Registrant)

Date:	November 7, 2024	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chief Executive Officer

Date:	November 7, 2024	By:	/s/ DIRK J. LOCASCIO
Dirk J. Locascio
Chief Financial Officer