Form 10-K
period 2024-12-28
US Foods Holding Corp.
filed 2025-02-13
CIK 1665918

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $13.4 billion (based on the reported closing sale price of the registrant’s common stock on such date on the New York Stock Exchange). 230,378,989 shares of the registrant’s common stock were outstanding as of February 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on May 22, 2025, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 28, 2024.

US Foods Holding Corp.
Annual Report on Form 10-K

Basis of Presentation
We operate on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fiscal fourth quarter. The fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 are also referred to herein as fiscal years 2024, 2023 and 2022, respectively. Our fiscal years 2024, 2023 and 2022 were 52-week fiscal years.
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
Our Company
At US Foods, we strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our brand promise of WE HELP YOU MAKE IT™, which is centered on bringing four key elements to the forefront for our customers; (1) more quality products, including our large portfolio of exclusive brands, (2) more tools, centering on our MOXē business platform, (3) more support from our sellers and our team of experts and lastly, (4) more deliveries, enabled by our traditional broadline services and Pronto™ program. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer-facing activities.

We supply approximately 250,000 customer locations nationwide. These customer locations include independent restaurants, chain restaurants, healthcare, hospitality, education and other customers. We provide fresh, frozen, and dry food products, as well as non-food items, sourced from thousands of suppliers. Approximately 4,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants, new business development managers and others that help us provide more comprehensive service to our customers. Our relationship with our customer is further strengthened by our industry-leading MOXē digital platform that makes it easy for our customers to manage their orders and inventories, while also providing valuable support for their business. Our extensive network of over 70 distribution facilities and fleet of over 6,500 trucks, along with over 90 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
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
Given our mix of products and services, we are considered a broadline distributor. A number of adjacent competitors also serve the U.S. foodservice distribution industry, including cash-and-carry retailers, commercial wholesale or club, commercial website outlets, and grocery stores. Customer buying decisions are based on the assortment of product offered, quality, price, and service levels.
The U.S. foodservice distribution industry serves different customer types of varying sizes, growth profiles, and product and service requirements, including independent restaurants, regional and national restaurant chains, healthcare customers (such as hospital systems, nursing homes and long-term care facilities), hospitality customers (ranging from large hotel chains to local banquet halls, country clubs, casinos and entertainment complexes), colleges and universities, K-12 schools, and retail locations. Our target customer types—independent restaurants, healthcare and hospitality—value foodservice distributors with a broad product offering and value-added services that help them be efficient and effective in running their operations. As described in more detail below, our WE HELP YOU MAKE IT™, strategy resonates with these types of customers, and for this reason, we believe our growth prospects with these customers are greater than with other customer types.
In fiscal year 2024, no single customer represented more than 2% of our total customer sales. Sales to our top 50 customers, including group purchasing organizations (“GPOs”), represented approximately 47% of our net sales in fiscal year 2024.
We have entered into contractual relationships with certain GPOs that negotiate pricing, delivery and other terms on behalf of their members. In fiscal year 2024, GPOs accounted for approximately 25% of our net sales. GPOs are primarily comprised of customers in the healthcare, hospitality, education, and government/military industries.

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
Our Business Strategy
Our WE HELP YOU MAKE IT™ brand promise is founded on our quality products and services but also on our commitment to innovation. Through this strategy, we deliver unmatched value for customers as consultants and business partners, bringing them personalized solutions and tailoring a suite of innovative products and services to fit their needs.
More Quality. A portion of our strategy is anchored by leading quality and innovation in our own Exclusive Brands that span the categories of produce and center-of-the-plate and includes our commitment to innovative products through Scoop™. This program introduces innovative and on-trend products multiple times a year, helping our customers keep their menus fresh and delivering back-of-house convenience to reduce their labor and food costs. A growing part of our Scoop portfolio is our Serve Good® program. The Serve Good program, including Progress Check™, features more than 900 products that are sustainably-sourced or contribute to waste reduction. We also recently launched our Serve You portfolio of products that is aligned to consumer preferences for plant-forward, gluten-free and cleaner ingredients. Together there are over 4,000 products in our Serve Good and Serve You portfolios.Our private brand portfolio is guided by a spirit of innovation and a commitment to delivering superior quality products and value to customers. While we offer products under a spectrum of private brands, and at different price points, all are designed to deliver quality, performance and value to our customers.
More Deliveries. This means more on-time and complete orders and customer choice via the omni-channel offering we have to serve our customers. As noted above, our strategy of making it easier for our customers includes servicing our customers through multiple channels. We have over 90 cash and carry locations to provide more customers with a retail option in between deliveries and to cost effectively serve more price-conscious and smaller customers. Our US Foods Direct™ service more than doubles our product assortment and provides customers with access to thousands of specialty products which ship directly to them from the supplier. Additionally, US Foods Pronto™ service allows restaurant operators to receive smaller orders more frequently. All of these channels provide our customers options to shop their way.

More tools. MOXē is the industry leading platform that makes it easy for our customers to transact with us and run their businesses. Our mobile technology platform provides customers with a personalized digital ordering experience and easy-to-use business analytics tools. Digital solutions are utilized in over 80% of our sales transactions. Customers utilizing these solutions tend to purchase more products and have stronger commercial relationships with us. We also have Check Business Tools, our portfolio of value-added services that helps customers address key pain points like food waste, back-of-house operations and diner traffic. This suite of tools includes personalized, custom menu design all the way through integrated point of sale systems that enable a more seamless order experience.
More Support. By delivering our products and services through a differentiated team-based selling approach, we provide customers access to a diverse team of experts. In addition to our tenured and experienced sales representatives, our team includes chefs, center-of-the-plate and produce specialists and restaurant operations consultants.
We believe our WE HELP YOU MAKE IT™ strategy enables us to reach more customers and create deeper relationships with existing ones, particularly within our target customer types—independent restaurants, healthcare, and hospitality—and drive increased penetration of our private brand products. Further, we believe this strategy positions us to make the most of the continued growth in food-away-from-home consumption and consumer preferences for innovative, on-trend flavors. As an enabler of this strategy, we have invested in embedding continuous improvement in our operations to increase service consistency and efficiency and to engage employees in improving our day-to-day processes.
Acquisitions have also historically played an important role in supporting the execution of our growth strategy. On April 5, 2024, USF completed the acquisition of IWC Food Service, a broadline distributor in Tennessee, for a purchase price of $220 million (less the amount of cash received, which was $6 million) for a net purchase price of $214 million, subject to adjustments. The acquisition allows US Foods to further expand its reach into Tennessee and distribution channels in the southeast United States. Integrating the above acquisition and realizing synergies from these acquisitions are key priorities for the Company. The Company will selectively pursue acquisition opportunities in the future if they are aligned with and enhance our strategic priorities.

Overview
We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of WE HELP YOU MAKE IT.™, which is centered on bringing four key elements to the forefront for our customers; more quality products, including our large portfolio of exclusive brands, more tools, centering on our MOXē business platform, more support from our sellers and our team of experts and lastly, more deliveries, enabled by our traditional broadline services and Pronto™ program.
Products and Brands
We have a broad assortment of products and brands designed to meet customers’ needs. In many categories, we offer products under a spectrum of private brands based on price and quality, covering a range of values and qualities.
The table below presents the sales mix for our principal product categories for fiscal years 2024, 2023 and 2022.

	Fiscal Years
	2024	2023	2022
	(in millions)
Meats and seafood	$12,930	$11,953	$12,375
Dry grocery products	6,624	6,407	5,758
Refrigerated and frozen grocery products	6,423	6,053	5,253
Dairy	4,036	3,727	3,564
Equipment, disposables and supplies	3,567	3,571	3,536
Produce	2,136	1,915	1,840
Beverage products	2,161	1,971	1,731
Total Net sales	$37,877	$35,597	$34,057

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

Suppliers
Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional and local suppliers support targeted geographic initiatives and private label programs requiring regional and local distribution. We purchase from thousands of suppliers, with no suppliers accounting for more than 5% of our aggregate purchases in fiscal year 2024.
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
Human Capital Management
Employees
As of December 28, 2024, we employed a total of approximately 30,000 associates. Of these:
•substantially all were employed in the United States and on a full-time basis;
•approximately 70% of our associates were non-exempt, or paid on an hourly basis;
•approximately 6,600 of our associates were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations; and
•approximately 88% of our associates were working in “field” based roles within our broadline distribution, retail operations and broadline support business production facilities, with the remaining 12% working in shared service or corporate roles.
Collective Bargaining Agreements
As of December 28, 2024, we were party to 58 collective bargaining agreements (“CBAs”) covering 6,600, or 22%, of our associates working at 33 (or 43%) of our distribution facilities, 4 of our broadline support business production facilities and 24 of our cash and carry locations. During fiscal year 2024, 14 CBAs covering approximately 1,100 union associates were renegotiated. During fiscal year 2025, 16 CBAs covering approximately 1,750 union associates will be subject to renegotiation. While we have experienced work stoppages from time to time in the past, we generally believe we have good relations with both our union and non-union associates, and we strive to be a well-regarded employer in the communities in which we operate.
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
We continue to cultivate a culture of inclusion through training programs for our leaders and associates and by sponsoring ten Employee Business Resource Groups (“EBRGs”). These associate-led groups strengthen networking among colleagues and further personal and professional development. Ongoing listening sessions between the EBRGs and our executive leadership team allow for open dialogue and the identification of new opportunities to bolster our diversity and inclusion strategy and strengthen associate engagement.
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
Information about our Executive Officers
The section below provides information regarding our executive officers as of February 13, 2025:

Name	Age	Position
David E. Flitman	60	Chief Executive Officer
Dirk J. Locascio	52	Executive Vice President, Chief Financial Officer
Martha Ha	59	Executive Vice President, General Counsel and Corporate Secretary
Steven M. Guberman	60	Executive Vice President, Nationally Managed Business & Chief Transformation Officer
William S. Hancock	45	Executive Vice President, Chief Supply Chain Officer
David Poe	51	Executive Vice President, Chief Merchandising Officer
Randy J. Taylor	52	Executive Vice President, Field Operations and Local Sales
John A. Tonnison	56	Executive Vice President, Chief Information and Digital Officer
David Works	57	Executive Vice President, Chief Human Resources Officer
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
Ms. Ha has served as Executive Vice President and General Counsel since September 2023 and Corporate Secretary since November 2023. Prior to joining US Foods, Ms. Ha served as Vice President, Chief Counsel - Corporate Governance, Mergers and Acquisitions and Cardiovascular Portfolio for Medtronic PLC from September 2016 to September 2023, where she was responsible for all corporate governance and securities matters, including ESG strategy and disclosures, shareholder and Board of Director matters and U.S. and Irish public company filings and disclosures. Prior to joining Medtronic, she served as Vice President, Corporate Secretary and General Counsel - Corporate and International for DaVita Health Care Partners, Inc., where she spent nearly 5 years, from November 2011 to September 2016. Prior to joining DaVita, she served as Vice President, Corporate Secretary and Deputy General Counsel at W.W. Grainger, Inc until November 2011 and before joining Grainger, she was Associate General Counsel at Baxter Healthcare Corporation for over 9 years from January 2002 until June 2011. Prior to joining Baxter Healthcare, Ms. Ha was an attorney in the Office of the General Counsel at Arthur Andersen LLP and a partner at Bell, Boyd & Lloyd law firm.
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
The U.S. foodservice distribution industry is highly competitive, with national, multi-regional, regional and local distributors and specialty competitors. Regional and local companies may align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. Such changes may occur particularly during periods of economic uncertainty or significant inflation. These distributors may also rely on local presence as a source of competitive advantage, and they may have a lower cost to serve and other competitive advantages due to geographic proximity. Additionally, we experience competition from cash-and-carry operations, commercial wholesale outlets, warehouse clubs and grocery stores that serve the commercial foodservice marketplace. We also experience competition from online direct food wholesalers and other retailers, and competitors that are utilizing technology, including artificial intelligence and machine learning technologies have served to further increase pressure on the industry’s profit margins. We generally do not have exclusive distribution agreements with our customers, and they may switch to other distributors that offer lower prices or differentiated products or customer service. The cost of switching distributors is very low, as are the barriers to entry into the U.S. foodservice distribution industry. We believe most purchasing decisions in the U.S. foodservice distribution industry are based on the type, quality and price of the product and a distributor’s ability to completely and accurately fill orders and provide timely deliveries. Disruptions caused by macroeconomic conditions, inflationary pressure, supply chain disruptions, geopolitical events and labor shortages that impact our ability to completely and accurately fill orders and provide timely deliveries of quality products at competitive prices may have an adverse impact on our business, financial condition and results of operations.
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
Most of our customers buy from us pursuant to individual purchase orders. Because these customers are not always contractually obligated to continue purchasing products from us, we cannot be assured that the volume and/or number of our customers’ purchase orders will remain consistent or increase or that we will be able to maintain our existing customer base.
Further, some of our customers purchase their products under arrangements with GPOs. GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us. Our customers who are members of GPOs purchase products directly from us on the terms negotiated by their GPO. GPOs use the combined purchasing power of their members to negotiate more favorable prices than their members would typically be able to negotiate on their own, and we have experienced some pricing pressure from customers that associate themselves with a GPO. While no single customer represented more than 2% of our total net sales in fiscal year 2024, approximately 25% of our net sales in fiscal year 2024 were made to customers under terms negotiated by GPOs (including approximately 14% of our net sales in fiscal year 2024 that were made to customers that are members of one GPO). If an independent restaurant customer becomes a member of a GPO that has a contract with us, we may be forced to lower our prices to that customer, which would negatively impact our operating margin. In addition, if we are unable to maintain our relationships with GPOs, or if GPOs are able to negotiate more favorable terms for their members with our competitors, we could lose some or all of that business.
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
Fuel costs related to outbound deliveries approximated $171 million during fiscal year 2024. Higher costs of fuel may negatively affect consumer confidence and discretionary spending. This may reduce the frequency and amount spent by consumers for food prepared away from home. In addition, higher costs of fuel may increase the price we pay for products and the costs we incur to deliver products to our customers. We require significant quantities of fuel for our vehicle fleet, and the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including but not limited to geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Although, from time to time, we enter into forward purchase commitments for some of our fuel requirements at prices equal to the then-current market price, these forward purchases may prove ineffective in protecting us from changes in fuel prices or even result in us paying higher than market costs for part of our fuel. In addition, the use of such derivative instruments may expose us to the risk that our counterparties fail to perform their obligations, which could result in financial losses. Furthermore, there is no guarantee that we will be able to pass along increased fuel costs to customers in the future. Each of these factors may, in turn, adversely affect our sales, margins, operating expenses, and operating results.
Changes in consumer eating habits or diets may reduce demand for our products and adversely affect our business, financial condition and results of operations.
Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health, new information regarding the health effects of consuming certain foods of shifts away from carbon-intensive products. There is a growing consumer preference for sustainable, organic and locally grown products. Changes to consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in the U.S. in terms of consumer spending, generally seek new and different, as well as more ethnic and diverse, menu options and menu innovation. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the sourcing, ingredients and nutritional content of our food products, or laws and regulations requiring us to make additional disclosures regarding the ingredients and nutritional content of our food products. Compliance with these and other laws and regulations may be costly and time-consuming. If we are not able to effectively adapt our product portfolio to trends in eating habits or respond to changes in consumer health perceptions or resulting new laws and regulations, our business, financial condition and results of operations could be adversely affected.
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
The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (GHG) emissions, energy usage and sustainability efforts. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. Climate-related reporting and disclosure requires significant time, attention, and financial resources. We must allocate substantial internal resources and may need to engage third-party experts to ensure accurate and comprehensive reporting. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse impact on our business and results of operations.
In addition, from time to time we establish and publicly announce goals and commitments related to corporate social responsibility matters, including those related to reducing our impact on the environment. For example, in 2022, we established goals for the reduction of GHG emissions, which include a target of reducing our absolute Scope 1 and 2 GHG emissions by 32.5% by 2032 from a 2019 base year. Additionally, in 2022, we established a goal for 67% of our suppliers by emissions covering purchased goods and services to have science-based climate targets by 2027. Our ability to meet these and other related goals depends in part on significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions, including electric and other alternative fuel vehicles as well as alternative energy sources, which may not be developed or be available to us in the timeframe or at the levels needed to achieve these goals. Our ability to meet there and other related goals also depends on the climate-related efforts and performance of our suppliers. In addition, we may determine that it is in our best interests to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic, regulatory or social factors, business strategy or other factors. If we do not meet our publicly stated goals, then we may experience a negative reaction from the media, stockholders, activists, customers and other interested stakeholders, and any perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. While we remain committed to being responsive to climate change and reducing our carbon footprint, there can be no assurance that our goals and strategic plans to achieve those goals will be successful, that the costs related to climate transition will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our business, financial condition and results of operations.
Impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets could adversely affect the Company’s financial condition and results of operations.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate an asset may be impaired. Relevant factors, events and circumstances that affect the fair value of goodwill and indefinite-lived intangible assets may include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, the Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the third quarter of fiscal year 2024 with no impairments noted. Impairment analysis requires significant judgment by management and is sensitive to changes in key assumptions used, such as future cash flows, discount rates and growth rates as well as current market conditions in both the United States and globally. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional future impairment charges, which could be material. For more information on the goodwill assessment, see the section captioned “Valuation of Goodwill and Other Intangible Assets” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8, Goodwill and Other Intangibles, in our consolidated financial statements.
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
We are subject to governmental regulation regarding our relationship with our employees including minimum wage, overtime, wage payment, wage and hour, employment discrimination, harassment and immigration. Due to contracts we have with federal and state governmental entities as customers, we are subject to various disclosure obligations related to our employment practices and business operations, including the recent implementation of requirements to disclose information related to our greenhouse gas emissions, all of which are subject to audit. In addition, in response to the COVID-19 pandemic, the Centers for Disease Control and Prevention, OSHA and various other federal, state, and local authorities have issued guidance, new interpretations of existing requirements, and implemented new requirements for employers that affect the operation of our facilities and the management of our workforce. The various federal, state and local requirements and guidance impacting our business continue to evolve, but we are continually monitoring for updates and responding to updated requirements and guidance applicable to our business as we become aware of them.
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
Ensuring the safety and integrity of the products we distribute is critical to our business, particularly in selling our private label products, and to maintaining our good reputation. Events like product recalls, occurrences of food-borne illness, or alleged food tampering may cause negative publicity about the quality, safety, sustainability or integrity of our products, whether or not such events are related to our products. Any event that damages our reputation or calls into question the safety or integrity of our products, whether justified or not, could quickly and negatively affect our business, financial condition and results of operations. The increased use of social media may increase the likelihood and magnitude of negative publicity across media channels, regardless of its accuracy or the reputability of its source, including as a result of fictitious media content (such as content produced by generative artificial intelligence or bad actors). In addition, it may be difficult to address such negative publicity across media channels.

Risks Relating to Human Capital Management
We face risks related to labor relations, increased labor costs and the availability of qualified labor, any of which could have an adverse effect on our business, financial condition and results of operations.
We employed approximately 30,000 associates as of December 28, 2024, of which approximately 6,600 were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Any failure to effectively negotiate CBAs could result in work stoppages. From time to time, we may face increased efforts to subject us to multi-location labor disputes, as individual labor agreements expire or labor disputes arise. This would place us at greater risk of being unable to continue to operate one or more facilities, possibly delaying deliveries, or not allowing customers to purchase our products, causing customers to seek alternative distributors or retail locations, or otherwise being materially adversely affected by labor disputes. When there are labor related issues at a facility represented by a local union, sympathy strikes may occur at other facilities that are represented by other local unions. While we generally believe we have good relations with our associates, including the unions that represent some of our associates, a work stoppage due to a failure to renegotiate union contracts or for other reasons could have a material adverse effect on our business, financial condition and results of operations.
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
We had $4.9 billion of indebtedness outstanding as of December 28, 2024.
Our ability to make scheduled payments on, or to refinance our obligations under, our debt facilities depend on our ongoing financial and operating performance, among other things, and may be affected by economic, financial and industry conditions beyond our control, including as discussed under the caption “Risks Relating to Our Business and Industry” above. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, raise additional equity capital or restructure our debt. However, there is no assurance that such alternative measures may be successful or permitted under the agreements governing our indebtedness and, as a result, we may not be able to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
Our level of indebtedness could have important consequences, including the following:
•a material portion of our cash flows from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes, including working capital, capital expenditures, acquisitions and general corporate purposes;
•we are exposed to the risk of increased interest rates because approximately 32% of the net principal amount of our indebtedness accrued interest at variable rates of interest as of December 28, 2024;
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
Our ability to comply with the covenants and restrictions contained in the agreements governing our indebtedness depends on our ongoing financial and operating performance, among other things, and may be affected by economic, financial and industry conditions beyond our control, including as discussed under the caption “Risks Relating to Our Business and Industry” above. The breach of any of these covenants or restrictions could result in a default under the agreements governing our indebtedness that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, creditors having secured obligations could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under our credit facilities and may not be able to repay the amounts due under our indebtedness. This could have serious consequences to our business, financial condition and results of operations and could cause us to become bankrupt or insolvent.
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
Cyberattacks have been occurring globally at a more frequent rate and are rapidly and continually evolving, making them more difficult to detect and protect against. Additionally, continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattacks. In addition, new technologies such as artificial intelligence may present new technological risks or vulnerabilities. While cyberattackers have threatened and attempted to breach our security and access the information stored in our information systems, no incident has been material or had a material impact on our business or financial condition. However, there is a risk that we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents. Although we maintain insurance that may, subject to policy terms and conditions, cover certain cyber incidents, it may be insufficient to cover all losses.
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
Historically, a portion of our growth has come through acquisitions. In 2024, we completed one acquisition - the acquisition of IWC Food Service.
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
We have been, and may in the future be, subject to actions or proposals initiated by activist stockholders or others, and some such actions or proposals may not be aligned with our long-term strategy or the interests of our other stockholders. Engagement with activist stockholders may lead to the expenditure of significant time and energy by management and our Board of Directors and require dedication by the Company of significant resources. The Company’s response to suggested actions, proposals, director nominations and/or contests for the election of directors from activist stockholders could disrupt our business and operations, divert the attention of our Board of Directors, management and employees and be costly and time consuming. Potential actions by activist stockholders may interfere with our ability to execute our strategic plans; create perceived uncertainties as to the future direction of our business or strategy; cause uncertainty with our regulators; make it more difficult to attract and retain qualified personnel; and adversely affect our relationships with our existing and potential customers, suppliers and other business partners. Any of the foregoing could adversely impact our business, financial condition and results of operations. Also, we may be required to incur significant fees and expenses related to responding to stockholder activism, including for third-party advisors. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

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
We sponsor defined benefit pension and other postretirement plans. On October 31, 2024, the Company terminated and settled the majority of the defined benefit plan. These pension and postretirement obligations give rise to costs that are dependent on various assumptions, including those discussed in Note 17, Retirement Plans, in our consolidated financial statements, many of which are outside of our control, such as performance of financial markets, interest rates, participant age and mortality. In the event we determine that our assumptions should be revised, our future pension and postretirement plan benefit costs could increase or decrease. The assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement obligations and related costs and funding requirements.
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

Our cybersecurity program is designed to protect the confidentiality, integrity and availability of critical assets and information, using a proactive and risk-based approach. We utilize the National Institute of Standards and Technology (“NIST”) Cyber Security Framework and regularly reassess our cybersecurity program. The NIST framework is structured around five commonly defined stages (Identify, Protect, Detect, Recover and Respond) and is a comprehensive approach to information and cybersecurity risk management. Our policies, including our Information Security Policy and Privacy Policy, and procedures are designed to align with industry best practices and comply with regulatory requirements. We align our payment processing policies and procedures with industry security standards, including the Payment Card Industry Data Security Standard. Throughout the year, we conduct targeted audits and assessments, using internal and external resources, of certain aspects of our information security systems. We have developed and implemented a comprehensive program designed to protect the confidentiality of sensitive information, ensure the integrity of critical data and automated processes, and safeguard the availability of our information technology capabilities.

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

In addition, we have an employee awareness program to regularly educate our workforce on the cybersecurity risks they face and how they can operate safely. We provide all associates that have network access with annual data-security training. Our training and education programs include specialized training for associates handling confidential information, associates with privileged access, executive specific training, general information security awareness training, periodic anti-phishing campaigns, one-click email-enabled phish alert reporting functionality and advisory emails on emerging threats.

To date, we have not experienced any cybersecurity incidents that materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition.

Governance Framework

Under the oversight of the Audit Committee of our Board of Directors, our cybersecurity function is managed by our Technology and Innovation team, led by our Senior Vice President, Chief Information Security Officer, Sara Schmidt, with support from the Internal Audit and Legal functions. Ms. Schmidt has served in the role since 2022. Before joining US Foods, Ms. Schmidt served as Chief Information Security Officer for Farmers Insurance, a national insurance company, from 2019 to 2022, and various other positions from 2015 to 2019. Ms. Schmidt began her career as a cryptography analyst with the National Security Agency (“NSA”), learning best practices and tactics to be an effective hacker and defender. After eight years with the NSA, she transitioned into the private sector, joining Perrigo Company from 2011 to 2015, before joining Farmers Insurance.

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

Disclosure Committee
The Disclosure Committee, which consists of individuals from our legal, accounting, finance and investor relations groups, provides general oversight in the area of cybersecurity and privacy reporting, and is responsible for making disclosure determinations regarding cybersecurity incidents. The Disclosure Committee also receives periodic updates from the Chief Information Security Officer regarding threat detection and incident response.

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

Item 2. Properties
As of the date of this report, we operated (i) 74 distribution facilities (consisting of more than 20,000,000 square feet), 57 of which are owned, (ii) 93 cash and carry locations (consisting of more than 2,000,000 square feet), all of which are leased, and (iii) 13 broadline support business production facilities (consisting of more than 1,000,000 square feet), 9 of which are owned. The leases related to these facilities expire at various dates from 2025 to 2040, although some provide options for us to renew. The table below lists the aggregate square footage, by state for these operating facilities.

Location	Number of Facilities	Square Feet
Alabama	2	458,304
Alaska	1	131,285
Arizona	4	493,116
Arkansas	1	135,009
California	27	2,510,276
Colorado	2	501,427
Connecticut	1	239,899
Florida	5	1,173,162
Georgia	2	691,017
Idaho	6	121,644
Illinois	3	528,295
Indiana	1	233,784
Iowa	1	114,250
Kansas	1	350,859
Louisiana	1	207,200
Michigan	1	276,003
Minnesota	2	414,963
Mississippi	1	287,356
Missouri	3	602,947
Montana	4	259,198
Nebraska	2	246,430
Nevada	5	895,956
New Hampshire	1	533,237
New Jersey	3	1,073,375
New Mexico	1	133,486
New York	4	498,683
North Carolina	7	1,090,078
North Dakota	2	221,314
Ohio	3	501,894
Oklahoma	2	345,559
Oregon	22	775,146
Pennsylvania	4	980,417
South Carolina	6	1,403,855
Tennessee	4	774,729
Texas	5	1,011,380
Utah	3	308,833
Virginia	4	878,257
Washington	31	1,466,936
West Virginia	1	220,537
Wisconsin	1	172,826
Total	180	23,262,922

Owned		16,760,874	72%
Leased		6,502,048	28%
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
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “USFD”. There were 19,445 holders of record of our common stock as of February 7, 2025. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
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
During the 52 weeks ended December 30, 2023, the Company’s Board of Directors declared dividends on the shares of the Series A Preferred Stock outstanding on March 31, 2023. The Company paid cash dividends in the aggregate of $7 million on the shares of the Series A Preferred Stock. See Note 13, Convertible Preferred Stock, in our consolidated financial statements for further information.
Share Repurchase Program
On November 2, 2022, our Board of Directors approved, and we publicly announced, a Share Repurchase Program (“Original Share Repurchase Program”) under which the Company was authorized to repurchase up to $500 million of its outstanding common stock.
Our Board of Directors approved, and on June 5, 2024, the Company announced, an increase in the amount of common stock that could be purchased under the Original Share Repurchase Program to $1 billion inclusive of any remaining funds authorized under the Original Share Repurchase Program (“Amended Share Repurchase Program”). As of December 28, 2024, there was approximately $75 million in remaining funds authorized under the Amended Share Repurchase Program. For the year ended December 28, 2024, the Company repurchased 16,400,895 shares at an aggregate purchase price of approximately $958 million under the Amended Share Repurchase Program and the Original Share Repurchase Program, inclusive of approximately $10 million of fees, commissions and the related 1% excise tax.
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
The following table summarizes repurchases of US Foods common stock in the three months ended December 28, 2024:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 29, 2024 through November 2, 2024	2,371,014	$61.83	2,371,014	$252
November 3, 2024 through November 30, 2024	2,010,896	66.97	2,010,896	117
December 1, 2024 through December 28, 2024	585,938	71.64	585,938	75
Total	4,967,848	$65.07	4,967,848

Stock Performance Graph
The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 Index and the S&P 500 Food and Staples Retailing Index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of such indices on December 28, 2019 (the beginning of our fiscal year) and the reinvestment of dividends, as applicable. Performance data for the Company, the S&P 500 Index and the S&P 500 Food and Staples Retailing Index is provided as of the last trading day of each of our last five fiscal years.

Stock Performance
US Foods Holding Corp.
S&P 500
S&P Food and Staples Retailing
Index Value
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
12/24/24
$204
$197
$161

	12/28/19	01/02/21	01/01/22	12/31/22	12/30/23	12/28/24
US Foods Holding Corp.	$100	$80	$83	$81	$108	$161
S&P 500	100	118	152	125	158	197
S&P Food and Staples Retailing Index	100	116	146	131	151	204

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
The following includes a comparison of our consolidated results of operations for fiscal years 2024 and 2023. For a comparison of our consolidated results of operations for fiscal years 2023 and 2022, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 15, 2024.
Overview
At US Foods, we strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of WE HELP YOU MAKE IT™, which is centered on bringing four key elements to the forefront for our customers; (1) more quality products, including our large portfolio of exclusive brands, (2) more tools, centering on our MOXē business platform, (3) more support from our sellers and our team of experts and lastly, (4) more deliveries, enabled by our traditional broadline services and Pronto™ program. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer-facing activities. Net sales increased 6.4%, driven by case volume growth. Total case volumes increased 4.2% compared to the prior year driven by a 4.4% increase in independent restaurant case volume, a 5.7% increase in healthcare volume, a 2.1% increase in hospitality volume and a 3.2% increase in chain volume. Total organic case volume increased 1.4% which includes 2.6% organic independent restaurant case volume growth.
On June 5, 2024, the Company announced it intends to explore the potential sale of its assets and liabilities related to CHEF’STORE wholesale restaurant supply business and, if a sale is completed, then entirely focus on delivered broadline operations. As of December 28, 2024, the Company is in the process of exploring this sale which has not met held for sale criteria in the current year.
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
Fiscal Year 2024 Highlights
Financial Highlights—Total case volume increased 4.2% and independent restaurant case volume increased 4.4% in fiscal year 2024. Total organic case volume increased 1.4% in fiscal year 2024, and organic independent restaurant case volume increased 2.6%. Net sales increased $2,280 million, or 6.4%, in fiscal year 2024 driven primarily by case volume growth and food cost inflation of 2.6%.
Gross profit increased $386 million, or 6.3%, to $6,534 million in fiscal year 2024, primarily a result of an increase in total case volume, improved cost of goods sold and pricing optimization, partially offset by an unfavorable year-over-year LIFO adjustment. As a percentage of net sales, gross profit was 17.3% in fiscal year 2024 and 17.3% in fiscal year 2023.
Total operating expenses increased $304 million, or 5.9%, to $5,435 million in fiscal year 2024. The increase was primarily a result of an increase in total case volume, higher distribution costs, reflecting increased labor costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. As a percentage of net sales, operating expenses were 14.3% in fiscal year 2024, compared to 14.4% in fiscal year 2023.

Results of Operations
The following table presents selected consolidated results of operations of our business for fiscal years 2024, 2023 and 2022:

	Fiscal Year
	2024	2023	2022
	(in millions)
Consolidated Statements of Operations:
Net sales	$37,877	$35,597	$34,057
Cost of goods sold	31,343	29,449	28,565
Gross profit	6,534	6,148	5,492
Operating expenses:
Distribution, selling and administrative costs	5,412	5,117	4,886
Restructuring activity and asset impairment charges	23	14	12
Total operating expenses	5,435	5,131	4,898
Operating income	1,099	1,017	594
Other expense (income)—net	6	(6)	(22)
Interest expense—net	315	324	255
Loss on extinguishment of debt	10	21	—
Recognition of net actuarial loss for pension settlement	124	—	—
Income before income taxes	644	678	361
Income tax provision	150	172	96
Net income	494	506	265
Series A convertible preferred stock dividends	—	(7)	(37)
Net income available to common shareholders	$494	$499	$228
Net income per share:
Basic	$2.05	$2.09	$1.02
Diluted	$2.02	$2.02	$1.01
Weighted-average number of shares used in per share amounts:
Basic	241	239	224
Diluted	244	250	226
Percentage of Net Sales:
Gross profit	17.3%	17.3%	16.1%
Operating expenses	14.3%	14.4%	14.4%
Operating income	2.9%	2.9%	1.7%
Net income	1.3%	1.4%	0.8%
Adjusted EBITDA(1)	4.6%	4.4%	3.8%
Other Data:
Cash flows—operating activities	$1,174	$1,140	$765
Cash flows—investing activities	(552)	(495)	(255)
Cash flows—financing activities	(831)	(587)	(447)
Capital expenditures	341	309	265
EBITDA(1)	1,397	1,397	988
Adjusted EBITDA(1)	1,741	1,559	1,310
Adjusted Net Income (1)	770	658	538
Free Cash Flow(2)	836	841	510
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	Fiscal Year
	2024		2023		2022
	(in millions)
Net income available to common shareholders and net income margin	$494	1.3%	$499	1.4%	$228	0.7%
Series A convertible preferred stock dividends	—		(7)		(37)
Net income and net income margin	494	1.3%	506	1.4%	265	0.8%
Interest expense—net	315		324		255
Income tax provision	150		172		96
Depreciation expense	384		349		327
Amortization expense	54		46		45
EBITDA and EBITDA margin	1,397	3.7%	1,397	3.9%	988	2.9%
Adjustments:
Restructuring activity and asset impairment charges(1)	25		14		12
Share-based compensation expense (2)	63		56		45
LIFO reserve adjustment(3)	61		(1)		147
Loss on extinguishment of debt(4)	10		21		—
Recognition of net actuarial loss for pension settlement(5)	124		—		—
Business transformation costs(6)	39		28		52
Business acquisition, integration related costs, divestitures and other(7)	22		44		66
Adjusted EBITDA and Adjusted EBITDA margin	1,741	4.6%	1,559	4.4%	1,310	3.8%
Depreciation expense	(384)		(349)		(327)
Interest expense—net	(315)		(324)		(255)
Income tax provision, as adjusted(8)	(272)		(228)		(190)
Adjusted Net Income	$770		$658		$538
Cash flow
Cash flows from operating activities	$1,174		$1,140		$765
Proceeds from sales of property and equipment	3		10		10
Capital expenditures	(341)		(309)		(265)
Free Cash Flow	$836		$841		$510
(1)    Consists primarily of severance and related costs, organizational realignment and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Includes early redemption premium and the write-off of certain pre-existing debt issuance costs. See Note 10, Debt, in our consolidated financial statements for additional information.
(5)    Recognition of net actuarial loss for pension settlement represents non-recurring expense for the termination of certain defined benefit plans.
(6)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable technology. For fiscal year 2024, business transformation costs related to projects associated with information technology infrastructure initiatives and related workforce efficiencies. For fiscal year 2023, business transformation costs related to projects associated with information technology infrastructure initiatives.
(7)    Includes: (i) aggregate acquisition, integration related costs and planned divestiture costs of $22 million for fiscal year 2024, $41 million for fiscal year 2023 and $22 million for fiscal year 2022 (ii) CEO sign on bonus of $3 million for fiscal year 2023 (iii) contested proxy and related legal and consulting costs of $21 million for fiscal year 2022; (iv) CEO severance of $5 million for fiscal year 2022; and (v) other gains, losses or costs that we are permitted to add back for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	Fiscal Year
	2024	2023	2022
	(in millions)
GAAP income tax provision	$150	$172	$96
Tax impact of pre-tax income adjustments	96	48	89
Discrete tax items	26	8	5
Income tax provision, as adjusted	$272	$228	$190

Comparison of Results
Fiscal Years Ended December 28, 2024 and December 30, 2023
Highlights
•Net sales increased $2,280 million, or 6.4% to $37,877 million in fiscal year 2024.
•Total case volume increased 4.2% and independent restaurant case volume increased 4.4% in fiscal year 2024.
•Total organic case volume increased 1.4% and organic independent restaurant case volume increased 2.6%.
•Operating income increased $82 million to $1,099 million in fiscal year 2024.
•Net income available to common shareholders decreased $5 million to $494 million in fiscal year 2024.
•Adjusted EBITDA increased $182 million, or 11.7%, to $1,741 million in fiscal year 2024. As a percentage of net sales, Adjusted EBITDA was 4.6% in fiscal year 2024, as compared to 4.4% in fiscal year 2023.
Net Sales
Net sales increased $2,280 million, or 6.4%, to $37,877 million in fiscal year 2024 driven by case volume growth and food cost inflation of 2.6%. Total case volume increased 4.2% driven by a 4.4% increase in independent restaurant case volume, a 5.7% increase in healthcare volume, a 2.1% increase in hospitality volume and a 3.2% increase in chain volume. Organic broadline sales of private brands represented approximately 34% of net sales in both 2024 and 2023.
Gross Profit
Gross profit increased $386 million, or 6.3%, to $6,534 million in fiscal year 2024, primarily as a result of an increase in total case volume, improved cost of goods sold and pricing optimization, partially offset by an unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $61 million in fiscal year 2024, compared to a gain of $1 million in fiscal year 2023. Gross profit as a percentage of net sales was 17.3% in fiscal years 2024 and 2023.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring activity and asset impairment charges, increased $304 million, or 5.9%, to $5,435 million in fiscal year 2024. Operating expenses increased primarily as a result of an increase in total case volume, higher distribution costs, reflecting increased labor costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 14.3% in fiscal year 2024, compared to 14.4% in fiscal year 2023.
Operating Income
Our operating income was $1,099 million in fiscal year 2024, compared to operating income of $1,017 million in fiscal year 2023. Operating income as a percentage of net sales was 2.9% in fiscal year 2024 and 2.9% in fiscal year 2023. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Expense (Income)—Net
Other expense (income)—net includes components of net periodic benefit costs (credits), exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other expense—net of $6 million in 2024 and other income—net of $6 million in 2023, respectively. Other expense—net is due to a increase in the pension benefit interest cost and a decrease in the expected return on assets compared to fiscal year 2023.

Interest Expense—Net
Interest expense—net decreased $9 million in fiscal year 2024, primarily due to lower outstanding debt in 2024 compared to 2023.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $10 million in fiscal year 2024 due to the amendment of the Company’s Incremental Term Loan Facility due September 13, 2026 (the “2024 Incremental Term Loan Facility”) and repricing of the Company’s Incremental Term Loan Facility due November 22, 2028 (the “2021 Incremental Term Loan Facility”).
We recognized a loss on extinguishment of debt of $21 million in fiscal year 2023 due to the repayment of the Company’s 6.25% senior secured notes due April 15, 2025 (the “Secured Senior Notes due 2025”).
Recognition of Net Actuarial Loss for Pension Settlement
We recognized a net actuarial loss for pension settlement of $124 million in fiscal 2024 due to a termination of certain defined benefit plans. We did not recognize any net actuarial loss for pension settlement in fiscal year 2023.
Income Taxes
Our effective income tax rate for fiscal year 2024 of 23% varied from the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included an aggregate tax benefit of $24 million consisting of a tax benefit of $17 million primarily related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $9 million primarily related to excess tax benefits associated with share-based compensation, and a tax expense of $2 million, primarily related to adjustments to prior year tax provision estimates.
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
Net Income
Our net income available to common shareholders was $494 million in fiscal year 2024, compared to a net income available to common shareholders of $499 million in fiscal year 2023. The decrease in net income available to common shareholders was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of December 28, 2024, the Company had approximately $1.5 billion in cash and available liquidity.
Indebtedness
The aggregate carrying value of our indebtedness was $4,928 million, net of $28 million of unamortized deferred financing costs, as of December 28, 2024.
We had $223 million outstanding borrowings and had issued letters of credit totaling $592 million under the ABL Facility as of December 28, 2024. There was remaining capacity of $1,485 million under the ABL Facility based on our borrowing base as of December 28, 2024.
The Company’s 6.875% Senior Notes due 2028 (the “Unsecured Senior Notes due 2028”) had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of December 28, 2024.
The Company’s 4.750% Senior Notes due 2029 (the “Unsecured Senior Notes due 2029”), had an outstanding balance of $895 million, net of $5 million of unamortized deferred financing costs, as of December 28, 2024.
The Company’s 4.630% Senior Notes due 2030 (the “Unsecured Senior Notes due 2030”) had an outstanding balance of $497 million, net of $3 million of unamortized deferred financing costs, as of December 28, 2024.
The Company’s 7.250% Senior Notes due 2032 (the “Unsecured Senior Notes due 2032”) had an outstanding balance of $496 million, net of $4 million of unamortized deferred financing costs, as of December 28, 2024.

The Company’s 5.75% Senior Notes due 2033 (the “Unsecured Senior Notes due 2033”) had an outstanding balance of $496 million net of $4 million of unamortized deferred financing costs, as of December 28, 2024.
The 2021 Incremental Term Loan Facility had a carrying value of $610 million, with no unamortized deferred financing costs, as of December 28, 2024.
The 2024 Incremental Term Loan Facility borrowed in October 2024 had a carrying value of $717 million, net of $8 million of unamortized deferred financing costs, as of December 28, 2024.
The Amended and Restated Term Loan Credit Agreement, dated as of June 27, 2016 (as amended, the “Term Loan Credit Agreement”) provides USF with the 2021 Incremental Term Loan Facility and the 2024 Incremental Term Loan Facility.
We also had $490 million of obligations under financing leases for transportation equipment and building leases as of December 28, 2024.
The ABL Facility will mature in 2027. The 2021 Incremental Term Loan Facility and the 2024 Incremental Term Loan Facility will mature in 2028 and 2031, respectively. As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our available liquidity and capital resources.
We believe that the combination of cash generated from operations, together with borrowing capacity under the agreements governing our indebtedness and other financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months as well as beyond 12 months.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. For additional information, see Item 1A of Part I, “Risk Factors-Risks Relating to Our Indebtedness.” The Company had approximately $2.4 billion of restricted payment capacity under these covenants and approximately $2.1 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of December 28, 2024.
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
See Note 10, Debt, in our consolidated financial statements for a further description of our indebtedness.
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for fiscal years 2024 and 2023:

	Fiscal Year
	2024	2023
	(in millions)
Net income	$494	$506
Changes in operating assets and liabilities	18	117
Other adjustments	662	517
Net cash provided by operating activities	1,174	1,140
Net cash used in investing activities	(552)	(495)
Net cash used by financing activities	(831)	(587)
Net increase in cash, cash equivalents and restricted cash	(209)	58
Cash, cash equivalents and restricted cash—beginning of year	269	211
Cash, cash equivalents and restricted cash—end of year	$60	$269
Operating Activities
Cash flows provided by operating activities increased $34 million to $1,174 million in fiscal year 2024 driven by changes in operating assets and liabilities. Net cash provided by operating activities in fiscal year 2023 benefited from higher net income and changes in operating assets and liabilities.

Investing Activities
Cash flows used in investing activities in fiscal years 2024 and 2023 included cash expenditures of $341 million and $309 million, respectively, and related to investments in information technology, new construction and expansion of distribution facilities and property and equipment for fleet replacement. Cash flows used in investing activities in fiscal year 2024 also included $214 million cash purchase price for the acquisition of IWC Food Service. Cash flows used in investing activities in fiscal year 2023 also included $140 million cash purchase price for the acquisition of Renzi Food Service and $56 million cash purchase price for the acquisition of Saladino’s.
We expect total cash capital expenditures in fiscal year 2025 to be between $375 million and $425 million. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used in financing activities in fiscal year 2024 included $112 million of scheduled payments under our Term Loan Facilities and financing leases, $1,217 million for repayment of the 2019 Incremental Term Loan Facility and paydown of the 2021 Incremental Term Loan Facility, $14 million in principal payments for the repricing of the 2021 Incremental Term Loan Facility and $13 million of financing fees related to the repayment of the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility repricing, $223 million in net proceeds under the ABL Facility, $725 million from the 2024 Incremental Term Loan Facility issuance and $500 million from the 2033 Unsecured Senior Note issuance. Financing activities in fiscal year 2024 also included $948 million of common stock repurchased, exclusive of approximately $10 million of fees, commissions and the related 1% of excise tax under the Amended Share Repurchase Program, $28 million of proceeds received from stock purchases under our employee stock purchase plan and $15 million of proceeds from the exercise of employee stock options, which were offset by $21 million of employee tax withholdings paid in connection with the vesting of stock awards.
We incurred approximately $5 million of lender fees and third-party costs in connection with our issuance of the 2033 Unsecured Senior Notes, which were capitalized as deferred financing costs. We incurred approximately $8 million total of lender fees and third-party costs in connection with the repayment of the 2019 Incremental Term Loan Facility, consisting of a $2 million original issue discount fee related to the 2019 Incremental Term Loan Facility and $6 million of costs associated related to the issuance of the 2024 Incremental Term Loan Facility of which $5 million was capitalized as deferred financing costs. We incurred approximately $1 million total of lender fees and third-party costs in connection with the repricing of the 2021 Incremental Term Loan Facility, which were capitalized as deferred financing costs.
Cash flows used in financing activities in fiscal year 2023 included $125 million of scheduled payments under our Term Loan Facilities and financing leases, $1 billion for refinancing of the Secured Senior Notes due 2025, $10 million of financing fees related to the refinancing, $65 million of voluntary prepayments of our 2021 Incremental Term Loan Facility, $120 million of voluntary prepayments of our 2019 Incremental Term Loan Facility, $3 million associated with interest rate cap purchases and $7 million of dividends on our Series A Preferred Stock. Financing activities in fiscal year 2023 also included $294 million of common stock repurchased under the Original Share Repurchase Program, $24 million of proceeds received from stock purchases under our employee stock purchase plan and $26 million of proceeds from the exercise of employee stock options, which were offset by $12 million of employee tax withholdings paid in connection with the vesting of stock awards.

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
Other Obligations and Commitments
The Company’s cash requirements within the next twelve months include the current portion of long-term debt, accounts payable and accrued liabilities, other current liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through a combination of cash from operations and access to capital from financial markets. Our long-term cash requirements under our various contractual obligations and commitments include:

•Debt, including financing lease obligations – See Note 10, Debt, in our consolidated financial statements for further detail of our debt and the timing of expected future principal payments.

•Operating and finance lease obligations – See Note 16, Leases, in our consolidated financial statements for further detail of our obligations and the timing of expected future payments.

•Pension plans and other postretirement benefit contributions – We sponsor a defined benefit plan that pays benefits to eligible employees at retirement. On October 31, 2024, the Company terminated and settled the majority of the defined benefit plan. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. See Note 17, Retirement Plans, in our consolidated financial statements for further detail of our obligations and the timing of expected future payments.

•Self-insured liabilities – We are self-insured for general liability, fleet liability and workers’ compensation claims. Claims in excess of certain levels are insured by external parties. See Note 11, Accrued Expenses and Other Long-Term Liabilities, in our consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.

•Purchase and Other Obligations – The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. Purchase obligations also include amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2029. See Note 21, Commitments and Contingencies, in our consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.

We believe the following sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

•Our cash flow from operations;
•The availability of additional capital under our existing ABL Facility; and
•Our availability to access capital from financial markets.
Retirement Plans
We sponsor a defined benefit plan that pays benefits to eligible participants at retirement. Only certain union associates are eligible to participate and continue to accrue benefits under the plan per the collective bargaining agreements. The plan is closed and frozen to all other employees. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. On October 31, 2024, the Company terminated and settled the majority of the defined benefit plan. See Note 17, Retirement Plans, in our consolidated financial statements for further detail on the plan termination. We did not make significant contributions to the Company-sponsored defined benefit and other postretirement plans in fiscal years 2024 and 2023. We do not expect to make any contributions in 2025.
Certain employees are eligible to participate in our 401(k) savings plan. We made employer matching contributions to the 401(k) plan of $82 million and $65 million in fiscal years 2024 and 2023, respectively.
We also are required to contribute to various multiemployer pension plans under the terms of certain of our CBAs. Our contributions to these plans were $57 million and $55 million in fiscal years 2024 and 2023, respectively.
Off-Balance Sheet Arrangements
We had entered into $592 million of letters of credit, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs and certain real estate leases, under the ABL Facility as of December 28, 2024. In the quarter ending December 28, 2024, we entered into approximately $58 million of surety bonds, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs. In certain cases, surety bonds may be used as an alternative to letters of credit.
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
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 23, Business Information, in our consolidated financial statements. Our fiscal year 2024 assessment for impairment of goodwill was performed using a qualitative approach to determine, as of the date of the assessment, whether it was more likely than not that the fair value of goodwill was less than its carrying value. In performing the qualitative assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based on our qualitative fiscal year 2024 annual impairment analysis for goodwill, we concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value.
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
Based on our fiscal year 2024 annual impairment analysis for indefinite-lived intangible assets, we concluded that the fair value of our trademark indefinite-lived intangible asset and brand name indefinite-lived intangible asset exceeded their respective carrying values by substantial margins. These margins would not be materially impacted by a 5% increase in the discount rate. The recoverability of our indefinite-lived intangible assets could be impacted if estimated future cash flows are not achieved.
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

An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. We adjust the amounts recorded for uncertain tax positions when our judgment changes as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. The Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $1 million in the next 12 months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. Our uncertain tax positions contain uncertainties because management is required to make assumptions and to apply judgment in estimating the exposures associated with our various filing positions. We believe that the judgments and estimates discussed herein are reasonable; however, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which an uncertain tax position has been established, or pay amounts in excess of recorded positions, our effective income tax rate could be materially affected. An unfavorable tax settlement would generally require use of our cash and may result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.
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
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate hedges as a tool to achieve that position. In April 2023, the Company entered into two two-year rate cap agreements, which will each mature on April 30, 2025 with a total notional amount of $450 million. The interest rate cap agreements will effectively cap the interest rate on approximately 34% of the principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap agreements. We may, in the future, enter into additional interest rate hedges, the risks of which include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
After considering interest rate caps that fixed the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities, approximately 32% of the principal amount of our debt bore interest at floating rates based on Term SOFR or an alternative reference rate, as defined in our credit agreements, as of December 28, 2024. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $17 million per year (see Note 10, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $171 million during the fiscal year ended December 28, 2024. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, assessing fuel surcharges and enhancing fleet technology and transitioning to alternative fuel sources, including electric vehicles. We typically directly offset approximately 41% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 28, 2024, we had diesel fuel forward purchase commitments totaling $33 million, which fix approximately 30% of our projected diesel fuel purchase needs through December 2025. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $12 million in additional fuel cost on uncommitted volumes through December 2025.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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

•We selected samples of vendor consideration recorded and (1) confirmed the amount recorded directly with the vendors or (2) recalculated vendor consideration amounts recorded by the Company using the terms of the executed vendor agreement.

•We selected a sample of inventory on hand and evaluated whether the related vendor consideration was properly recognized at and during the period ended December 28, 2024.

•We selected a sample of deductions made on payments to vendors after period end and evaluated whether the vendor consideration was properly recorded at December 28, 2024.

•We tested the amount of vendor consideration recorded as a reduction to inventory by developing an independent expectation for the amount based on historical ratios experienced by the Company and comparing our expectation to the amount recorded in the current year.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 13, 2025

We have served as the Company’s auditor since 2006.

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$59	$269
Accounts receivable, less allowances of $24 and $18	1,957	1,854
Vendor receivables, less allowances of $7 and $5	167	156
Inventories—net	1,626	1,600
Prepaid expenses	146	138
Assets held for sale	8	—
Other current assets	11	14
Total current assets	3,974	4,031
Property and equipment—net	2,398	2,280
Goodwill	5,766	5,697
Other intangibles—net	836	803
Other assets	429	376
Noncurrent assets held for sale	33	—
Total assets	$13,436	$13,187
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$216	$220
Accounts payable	2,231	2,051
Accrued expenses and other current liabilities	732	731
Current portion of long-term debt	109	110
Liabilities held for sale	8	—
Total current liabilities	3,296	3,112
Long-term debt	4,819	4,564
Deferred tax liabilities	335	293
Other long-term liabilities	447	469
Noncurrent liabilities held for sale	11	—
Total liabilities	8,908	8,438
Commitments and contingencies (Note 21)
Shareholders' equity:
Common stock, $0.01 par value—600 shares authorized; 254.7 issued and 230.5 outstanding as of December 28, 2024, and 252.9 issued and 245.1 outstanding as of December 30, 2023, respectively	3	3
Additional paid-in capital	3,748	3,663
Retained earnings	2,003	1,509
Accumulated other comprehensive income (loss)	43	(115)
Treasury Stock, 24.2 and 7.8 shares, respectively	(1,269)	(311)
Total shareholders’ equity	4,528	4,749
Total liabilities and shareholders’ equity	$13,436	$13,187

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$37,877	$35,597	$34,057
Cost of goods sold	31,343	29,449	28,565
Gross profit	6,534	6,148	5,492
Operating expenses:
Distribution, selling and administrative costs	5,412	5,117	4,886
Restructuring activity and asset impairment charges	23	14	12
Total operating expenses	5,435	5,131	4,898
Operating income	1,099	1,017	594
Other expense (income)—net	6	(6)	(22)
Interest expense—net	315	324	255
Loss on extinguishment of debt	10	21	—
Recognition of net actuarial loss for pension settlement	124	—	—
Income before income taxes	644	678	361
Income tax provision	150	172	96
Net income	494	506	265
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	158	(43)	(54)
Loss on pension settlement	(124)	—	—
Interest rate hedge activity	—	1	—
Comprehensive income	$528	$464	$211
Net income	$494	$506	$265
Series A convertible preferred stock dividends	—	(7)	(37)
Net income available to common shareholders	$494	$499	$228
Net income per share:
Basic	$2.05	$2.09	$1.02
Diluted	$2.02	$2.02	$1.01
Weighted-average common shares outstanding
Basic	241	239	224
Diluted	244	250	226

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Number of Treasury Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE—January 1, 2022	223.0	$2	$2,970	$782	—	$—	$(19)	$3,735
Share-based compensation expense	—	—	45	—	—	—	—	45
Proceeds from employee stock purchase plan	0.8	—	22	—	—	—	—	22
Vested restricted stock units, net	0.8	—	—	—	—	—	—	—
Exercise of stock options	0.6	—	15	—	—	—	—	15
Tax withholding payments for net share-settled equity awards	—	—	(16)	—	—	—	—	(16)
Series A convertible preferred stock dividends	—	—	—	(37)	—	—	—	(37)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	(54)	(54)
Common stock repurchased	—	—	—	—	0.4	(14)	—	(14)
Net income	—	—	—	265	—	—	—	265
BALANCE—December 31, 2022	225.2	$2	$3,036	$1,010	0.4	$(14)	$(73)	$3,961
Share-based compensation expense	—	—	56	—	—	—	—	56
Proceeds from employee stock purchase plan	0.7	—	24	—	—	—	—	24
Vested restricted stock units, net	0.8	—	—	—	—	—	—	—
Exercise of stock options	1.2	—	25	—	—	—	—	25
Tax withholding payments for net share-settled equity awards	—	—	(12)	—	—	—	—	(12)
Series A convertible preferred stock conversion to common stock	25.0	1	534	—	—	—	—	535
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	—	(7)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	(43)	(43)
Interest rate hedge activity, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	7.4	(294)	—	(294)
Excise tax on common stock repurchases	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	506	—	—	—	506
BALANCE—December 30, 2023	252.9	$3	$3,663	$1,509	7.8	$(311)	$(115)	$4,749
Share-based compensation expense	—	—	63	—	—	—	—	63
Proceeds from employee share purchase plan	0.4	—	28	—	—	—	—	28
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.7	—	15	—	—	—	—	15
Tax withholding payments for net share-settled equity awards	—	—	(21)	—	—	—	—	(21)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	158	158
Common stock repurchased	—	—	—	—	16.4	(958)	—	(958)
Net income	—	—	—	494	—	—	—	494
BALANCE—December 28, 2024	254.7	$3	$3,748	$2,003	24.2	$(1,269)	$43	$4,528

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$494	$506	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438	395	372
Gain on disposal of property and equipment—net	(1)	(6)	(5)
Tangible asset impairment charges	—	1	10
Loss on extinguishment of debt	10	21	—
Loss on pension settlement	124	—	—
Amortization of deferred financing costs	9	17	12
Deferred tax (benefit) provision	(10)	9	17
Share-based compensation expense	63	56	45
Provision for doubtful accounts	29	24	6
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(140)	(157)	(240)
(Increase) decrease in inventories	(16)	61	70
Decrease (increase) in prepaid expenses and other assets	38	(67)	(24)
Increase in accounts payable and cash overdraft liability	170	200	193
(Decrease) increase in accrued expenses and other liabilities	(34)	80	44
Net cash provided by operating activities	1,174	1,140	765
Cash flows from investing activities:
Acquisition of businesses—net of cash received	(214)	(196)	—
Proceeds from sales of property and equipment	3	10	10
Purchases of property and equipment	(341)	(309)	(265)
Net cash used in investing activities	(552)	(495)	(255)
Cash flows from financing activities:
Repurchase of Senior Note Debt	—	(1,000)	—
Issuance of new Senior Note Debt	500	1,000	—
Principal payments on debt refinancing	(1,217)	—	—
Proceeds from Term Loan Issuance	725	—	—
Principal payments on debt repricing	(14)	(43)	—
Proceeds from debt repricing	14	43	—
Proceeds from debt borrowings	4,896	456	1,207
Principal payments on debt and financing leases	(4,796)	(766)	(1,620)
Dividends paid on Series A convertible preferred stock	—	(7)	(37)
Debt financing costs and fees	(13)	(11)	(4)
Repurchase of common stock	(948)	(294)	(14)
Proceeds from employee stock purchase plan	28	24	22
Proceeds from exercise of stock options	15	26	15
Purchase of interest rate caps	—	(3)	—
Tax withholding payments for net share-settled equity awards	(21)	(12)	(16)
Net cash used in financing activities	(831)	(587)	(447)
Net (decrease) increase in cash, cash equivalents and restricted cash	(209)	58	63
Cash, cash equivalents and restricted cash—beginning of year	269	211	148
Cash, cash equivalents and restricted cash—end of year	$60	$269	$211
Supplemental disclosures of cash flow information:
Conversion of Series A Convertible Preferred Stock	$—	$534	$—
Interest paid—net of amounts capitalized	284	294	243
Income taxes paid—net	181	161	68
Property and equipment purchases included in accounts payable	47	39	36
Leased assets obtained in exchange for financing lease liabilities	145	125	207
Leased assets obtained in exchange for operating lease liabilities	35	67	41
Cashless exercise of stock options	5	2	1
Cash and cash equivalents presentation:
Cash and cash equivalents	$59	$269	$211
Assets held for sale	1	—	—
Total cash and cash equivalents	$60	$269	$211
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
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, referred to herein as fiscal years 2024, 2023 and 2022, respectively, were 52-week fiscal years.
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
Accounts Receivable—Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for credit losses in the Company’s accompanying Consolidated Balance Sheets. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors. The Company maintains an allowance for credit losses, which is based upon historical experience, future expected losses, as well as specific customer collection issues that have been identified. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods.
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

The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. As of December 28, 2024 and December 30, 2023, LIFO reserves in the Company’s Consolidated Balance Sheets were $549 million and $488 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $61 million in 2024, decreased $1 million in 2023, and increased $147 million in 2022.
Held for Sale—Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified into assets and liabilities held for sale on the Company’s Consolidated Balance Sheets. The reclassification occurs when all the held for sale criteria have been met. Disposal groups are measured at the lower of carrying value or fair value less costs to sell. Assets held for sale are not depreciated or amortized. The Company assesses the recoverability of its disposal groups each reporting period it remains classified as held for sale and if its carrying value exceeds its fair value, less an estimated cost to sell, an impairment charge is recorded for the excess.
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
Goodwill and Other Intangible Assets—Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. Other intangible assets include customer relationships, noncompete agreements, amortizable trade names, the brand names, which are non-amortizing but subject to impairment assessments as described below.
The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. The reporting unit used in assessing goodwill impairment is the Company’s one business segment as described in Note 23, and all goodwill is assigned to the consolidated Company.
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
Shipping and Handling Costs—Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative costs. Shipping and handling costs were $2.6 billion, $2.4 billion and $2.3 billion in fiscal years 2024, 2023 and 2022, respectively.
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
Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are held in bank accounts or invested primarily in money market funds at major financial institutions. The account balances at these institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there may be a concentration of risk related to amounts invested in excess of FDIC insurance coverage. Credit risk related to accounts receivable is dispersed across a significantly large number of customers located throughout the U.S. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable as of December 28, 2024.

3.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (“Topic 280”) “Improvements to Reportable Segment Disclosures Topic 280,” which enhances the transparency of segment disclosures primarily related to conclusions on consolidated net income as a measure of segment profit or loss that is most consistent with U.S. GAAP. This guidance also applies to single reportable segment entities. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This guidance is effective on a retrospective basis unless it is impracticable to do so and early adoption is permitted. The Company adopted the provisions of ASU No. 2023-07 at the beginning of the fourth quarter of fiscal year 2024 and applied them retrospectively. Refer to Note 23, Business Information for additional information.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No 2023-09 Income Taxes (“Topic 740”) “Improvements to Income Tax Disclosures Topic 740”, which enhances the transparency of income tax disclosures primarily related to rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024. This guidance is effective on a prospective basis, though retrospective application is permitted. The Company plans to adopt the provisions of ASU No. 2023-09 in its annual reporting in fiscal year 2025 and does not expect the provisions of the new standard to materially affect our financial position, results of operation or cash flows.
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
In November 2024, the FASB issued ASU No 2024-03 Income Statement—Reporting Comprehensive Income—“Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses”, which requires disclosure of disaggregated information about certain income statement expense line items within the footnotes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on the Company’s consolidated financial statements.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of December 28, 2024 or December 30, 2023. Customer receivables, which are included in accounts receivable, less allowances for credit losses in the Company’s Consolidated Balance Sheets, were $2.0 billion and $1.9 billion as of December 28, 2024 and December 30, 2023, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these costs associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $43 million and $35 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023, respectively, and $50 million and $39 million included in other assets in the Company’s Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023, respectively.

The following table presents the disaggregation of revenue for each of the Company’s principal product categories for the last three fiscal years:

	2024	2023	2022
Meats and seafood	$12,930	$11,953	$12,375
Dry grocery products	6,624	6,407	5,758
Refrigerated and frozen grocery products	6,423	6,053	5,253
Dairy	4,036	3,727	3,564
Equipment, disposables and supplies	3,567	3,571	3,536
Produce	2,136	1,915	1,840
Beverage products	2,161	1,971	1,731
Total Net sales	$37,877	$35,597	$34,057
5.    ACQUISITIONS AND HELD FOR SALE
Acquisitions
IWC Food Service—On April 4, 2024, the Company acquired IWC Food Service, a broadline distributor in Tennessee, for a purchase price of $220 million (less the amount of cash received, which was $6 million) for a net purchase price of $214 million, subject to adjustments. The acquisition, which was a stock acquisition, was funded with cash from operations and allows US Foods to further expand its reach into Tennessee and distribution channels to the southeast United States.
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
Jake’s Finer Foods Acquisition—Subsequent to fiscal year end 2024, on January 10, 2025, the Company completed the acquisition of Jake’s Finer Foods for approximately $92 million. The acquisition will allow US Foods to further expand its reach into key markets in south Texas. The acquisition was an asset acquisition funded with cash on hand. The Company is in the process of measuring the acquired assets and assumed liabilities as of the acquisition date.
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
Acquisition and integration costs, which included IWC Food Service, Saladino’s and Renzi Foodservice as well as previous acquisitions, included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $7 million, $6 million and $16 million during fiscal years 2024, 2023 and 2022, respectively.

Held for Sale
Freshway Planned Divestiture—During the fourth quarter of fiscal year 2024, the Company reached the decision to sell its Freshway business, which processes, repacks, and distributes fresh fruit and vegetables in the eastern half of the U.S. The Company determined the associated assets met the held for sale accounting criteria as of December 28, 2024. The sale of the Freshway business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results and, therefore, did not qualify for presentation as discontinued operations. As the Freshway business met the criteria to be classified as held for sale, the Company is required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price and present the related assets and liabilities as separate line items in the Consolidated Balance Sheets. As the carrying values did not exceed fair value less any costs to sell, the related assets and liabilities were recorded at their carrying values.
On November 8, 2024, the Company entered into a definitive agreement to sell the Freshway business. The transaction is subject to customary closing conditions.
Assets and liabilities held for sale consisted of the following:

December 28, 2024
Cash and cash equivalents	$1
Accounts receivable, net	5
Inventories, net	2
Total current assets	8
Property and equipment, net	18
Goodwill	15
Total assets held for sale	$41

Accounts payable	$6
Accrued expenses	2
Total current liabilities	8
Long term debt	2
Other long term liabilities	9
Total liabilities held for sale	$19
Planned divestiture costs, included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $11 million in 2024. There were no planned divestiture costs during fiscal years 2023 and 2022.
On June 5, 2024, the Company announced it intends to explore the potential sale of its assets and liabilities related to CHEF’STORE wholesale restaurant supply business and, if a sale is completed, then entirely focus on delivered broadline operations. As of December 28, 2024, the Company is in the process of exploring this sale which has not met held for sale criteria in the current year.
Subsequent to fiscal year end 2024, on January 31, 2025, the Company completed the divestiture of Freshway. The Company is in the process of determining the gain or loss on sale for this transaction but does not believe that the gain or loss on sale is material to the Company’s consolidated financials.
6.    ALLOWANCE FOR CREDIT LOSSES
A summary of the activity in the allowance for credit losses for the last three fiscal years is as follows:

	2024	2023	2022
Balance as of beginning of year	$18	$30	$33
Charged (benefit) to costs and expenses, net	29	24	6
Customer accounts written off—net of recoveries	(23)	(36)	(9)
Balance as of end of year	$24	$18	$30
For the year ended December 30, 2023, the customer accounts written off - net of recoveries is primarily due to a one-time write-off for one large national customer whose outstanding amount due had previously been reserved.

This table excludes the vendor receivable related allowance for credit losses of $7 million and $5 million as of December 28, 2024 and December 30, 2023, respectively.
7.    PROPERTY AND EQUIPMENT
Property and equipment as of December 28, 2024 and December 30, 2023 consisted of the following:

	December 28, 2024	December 30, 2023	Range of Useful Lives
Land	$409	$401
Buildings and building improvements	1,818	1,772	5–40 years
Transportation equipment	1,610	1,461	5–10 years
Warehouse equipment	609	597	5–12 years
Office equipment, furniture and software	1,100	1,169	3–7 years
Construction in process	155	99
	5,701	5,499
Less accumulated depreciation and amortization	(3,303)	(3,219)
Property and equipment—net	$2,398	$2,280

During fiscal year 2024, the Company reclassified $18 million of property, plant, and equipment to assets held for sale related to the planned Freshway divestiture. Refer to Note 5, Acquisitions and Held for Sale for additional information.
Transportation equipment included $641 million and $594 million of financing lease assets as of December 28, 2024 and December 30, 2023, respectively. Office equipment, furniture and software included $7 million and $5 million of financing lease assets as of December 28, 2024 and December 30, 2023, respectively. Buildings and building improvements included $148 million of financing lease assets as of both December 28, 2024 and December 30, 2023. Accumulated amortization of financing lease assets was $300 million and $297 million as of December 28, 2024 and December 30, 2023, respectively. Interest capitalized was immaterial for fiscal years 2024 and 2023.
Depreciation and amortization expense of property and equipment, including amortization of financing lease assets, was $384 million, $349 million and $327 million for fiscal years 2024, 2023 and 2022, respectively.
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
Amortizable customer relationships, trade names and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and amortizable trade names are amortized over the estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $54 million, $46 million and $45 million for fiscal years 2024, 2023 and 2022, respectively. The weighted-average remaining useful life of all definite lived intangibles was approximately eleven years as of December 28, 2024. Amortization of these definite lived intangible assets is estimated to be $55 million for each of fiscal years 2025, 2026, 2027, 2028 and 2029, and $292 million in the aggregate thereafter.

Goodwill and other intangibles—net consisted of the following:

	December 28, 2024	December 30, 2023
Goodwill	$5,781	$5,697
Reclassification to assets held for sale(1)	(15)	—
Total Goodwill	$5,766	$5,697
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$798	$715
Accumulated amortization	(241)	(189)
Net carrying value	557	526
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(2)
Net carrying value	2	2
Noncompete agreements—amortizable:
Gross carrying amount	8	4
Accumulated amortization	(2)	—
Net carrying value	6	4
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$836	$803
1. Relates to the reclassification of goodwill allocated to the planned Freshway divestiture. Refer to Note 5, Acquisitions and Held for Sale for additional information.
The increase in goodwill is attributable to prior period acquisition purchase price adjustments and the IWC Food Service acquisition in the second quarter of fiscal year 2024. The increase in the gross carrying amounts of customer relationships is attributable to both prior period acquisition purchase price adjustments and the IWC Food Service acquisition. The increase in the gross carrying amount of noncompete agreements is attributable to the IWC Food Service acquisition. See Note 5, Acquisitions and Held for Sale.
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. The Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the third quarter of fiscal year 2024, with no impairments noted.
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 23, Business Information. The Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as market conditions, macroeconomic, and industry, as well as entity-specific factors, such as actual and planned financial performance. Based upon the Company’s qualitative fiscal 2024 annual goodwill impairment analysis, the Company concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value and there is no risk of impairment.
The Company’s fair value estimates of the brand names and trademarks indefinite-lived intangible assets are based on a relief from royalty method. The fair value of these intangible assets is determined for comparison to the corresponding carrying value. If the carrying value of these assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Key assumptions used in the relief from royalty method included the long-term growth rates of future revenues, the royalty rate for such revenue, and a discount rate. These assumptions require significant judgment by management, and are therefore considered Level 3 inputs in the fair value hierarchy. Based upon the Company’s fiscal year 2024 annual impairment analysis, the Company concluded the fair value of its brand names and trademarks exceeded its carrying value.
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
The Company’s assets and liabilities measured at fair value on a recurring basis as of December 28, 2024 and December 30, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows:

	December 28, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$—	$—	$—
Interest rate caps	—	—	—	—

	December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$208	$—	$—	$208
Interest rate caps	—	1	—	1

There were no significant assets or liabilities on the Company’s Consolidated Balance Sheets measured at fair value on a nonrecurring basis, except as further disclosed in Note 8, Goodwill and Other Intangibles.
Recurring Fair Value Measurements
Money Market Funds
Money market funds include highly liquid investments with an original maturity of three or fewer months. These funds are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate swaps and interest rate caps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two, two-year rate cap agreements, which will mature on April 30, 2025, with a total notional amount of $450 million, which will effectively cap the interest rate on approximately 34% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap.
The Company records its interest rate caps within other current assets in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. As of December 28, 2024, the fair value of the Company’s interest rate caps recorded within other current assets is zero. As of December 30, 2023, the fair value of the Company’s interest rate caps recorded within other current assets is $1 million.

The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate hedges during the fiscal years ended December 30, 2024, December 30, 2023 and December 31, 2022, respectively. The following table presents the effect of the Company’s interest rate caps in its Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated Other Comprehensive Loss, net of tax	Location of Amounts Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Income, net of tax
For the fiscal year ended December 28, 2024
Interest rate caps	$—	Interest expense—net	$—
For the fiscal year ended December 30, 2023
Interest rate swaps	$1	Interest expense—net	$—
For the fiscal year ended December 31, 2022
Interest rate swaps	$—	Interest expense—net	$—

Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $4.8 billion, compared to its carrying value of $4.9 billion as of December 28, 2024. The fair value of the Company’s total debt approximated $4.7 billion compared to its carrying value of $4.7 billion as of December 30, 2023.
The fair value of the Company’s 6.88% senior unsecured notes due September 15, 2028 (the “Unsecured Senior Notes due 2028”) was $0.5 billion and $0.5 billion as of December 28, 2024 and December 30, 2023. The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.8 billion and $0.9 billion as of December 28, 2024 and December 30, 2023, respectively. The fair value of the Company’s 4.630% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.5 billion and $0.5 billion as of December 28, 2024 and December 30, 2023, respectively. The fair value of the Company’s 7.25% senior unsecured notes due January 15, 2032 (the “Unsecured Senior Notes due 2032”) was $0.5 billion and $0.5 billion as of December 28, 2024 and December 30, 2023, respectively. The fair value of the Company’s new October 2024 note offering of 5.75% unsecured senior notes due April 15, 2033 (the “Unsecured Senior Notes due 2033”) was $0.5 billion as of December 28, 2024.
The fair value of the Unsecured Senior Notes dues 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030, the Unsecured Senior Notes due 2032 and the Unsecured Senior Notes due 2033 is based upon their closing market prices on the respective dates. The fair value of the Unsecured Senior Notes due 2028, the Unsecured Senior Notes due 2029, the Unsecured Senior Notes due 2030, the Unsecured Senior Notes due 2032 and the Unsecured Senior Notes due 2033 is classified under Level 2 of the fair value hierarchy. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

10.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of December 28, 2024	Carrying Value as of December 28, 2024	Carrying Value as of December 30, 2023
ABL Facility	December 7, 2027	6.11%	$223	$—
2019 Incremental Term Loan Facility (net of $0 and $11 of unamortized deferred financing costs, respectively)(1)	September 13, 2026	—%	—	1,105
2021 Incremental Term Loan Facility (net of $0 and $3 of unamortized deferred financing costs, respectively)(2)	November 22, 2028	6.32%	610	718
2024 Incremental Term Loan Facility (net of $8 of unamortized deferred financing costs)	October 3, 2031	6.32%	717	—
Unsecured Senior Notes due 2028 (net of $4 and $5 unamortized deferred financing costs, respectively)(1)	September 15, 2028	6.88%	496	495
Unsecured Senior Notes due 2029 (net of $5 and $6 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	895	894
Unsecured Senior Notes due 2030 (net of $3 and $4 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	497	496
Unsecured Senior Notes due 2032 (net of $4 and $5 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	495
Unsecured Senior Notes due 2033 (net of $4 of unamortized deferred financing costs)	April 15, 2033	5.75%	496	—
Obligations under financing leases(3)	2025–2040	1.26% -8.31%	490	463
Other debt	January 1, 2031	5.75%	8	8
Total debt(3)			4,928	4,674
Current portion of long-term debt			(109)	(110)
Long-term debt			$4,819	$4,564

(1) The 2019 Incremental Term Loan Facility was repaid on October 3, 2024, with the proceeds from the amended 2021 Incremental Term Loan Facility, issuance of the 2024 Incremental Term Loan Facility, and the issuance of the Unsecured Senior Notes due 2033, as well as cash on hand, as further discussed below.

(2) The 2021 Incremental Term Loan Facility was refinanced on October 3, 2024 as further discussed below.
(3) Obligations under financing leases excludes financing leases classified as held for sale in relation to the planned Freshway divestiture. Refer to Note 5, Acquisitions and Held for Sale for additional information.

As of December 28, 2024, the current principal of the Term Loan Facilities, variable rate leases and ABL debt outstanding as described below, represents approximately 32% of the Company’s total debt that bore interest at a floating rate.
Principal payments to be made on outstanding debt, exclusive of deferred financing costs, as of December 28, 2024, were as follows:

2025	$329
2026	110
2027	100
2028	1,186
2029	957
Thereafter	2,274
$4,956

ABL Facility
On December 7, 2022, the Company entered into an amendment to its asset based senior secured revolving credit facility (the “ABL Facility”). Pursuant to this amendment, the total aggregate amount of commitments under the ABL facility was increased from $1,990 million to $2,300 million. The amendment also replaced the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with a forward-looking term rate based on the Term Secured Overnight Financing Rate (“Term SOFR”) as administered by the Federal Reserve Bank of New York, as determined in accordance with the ABL Facility. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various percentages of the value of eligible accounts receivable, inventory, transportation equipment and certain unrestricted cash and cash equivalents, which, along with other assets, also serve as collateral for borrowings under the ABL Facility. The ABL Facility is scheduled to mature on December 7, 2027, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of earlier maturing indebtedness under the Company’s Term Loan Credit Agreement or any of USF’s Unsecured Senior Notes due 2029 or Unsecured Senior Notes due 2030 (the “Senior Notes”) (described below) remains outstanding on a date that is sixty (60) days prior to such earlier maturity date for such indebtedness under the Term Loan Credit Agreement or any of such Senior Notes.
Borrowings under the ABL Facility bear interest, at the Company’s periodic election, at a rate equal to the sum of an alternative base rate (“ABR”), as described under the ABL Facility, plus a margin ranging from 0.00% to 0.50%, based on USF’s excess availability under the ABL Facility, or the sum of a Term SOFR plus a margin ranging from 1.00% to 1.50%, based on USF’s excess availability under the ABL Facility, and a credit spread adjustment of 0.10%. The margin under the ABL Facility as of December 28, 2024, was 0.00% for ABR loans and 1.00% for SOFR loans. The ABL Facility also carries letter of credit financing fees equal to 0.125% per annum in respect of each letter of credit outstanding, letter of credit participation fees equal to a percentage per annum equal to the applicable Term SOFR margin minus the letter of credit facing fees in respect of each letter of credit outstanding and a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility. The weighted-average interest rate on outstanding borrowings for the ABL Facility was 6.59% and 8.27% for fiscal years 2024 and 2023, respectively.
In December 2022, the Company incurred $4 million of third party costs in connection with the ABL Facility amendment which were capitalized as deferred financing costs recorded in other assets in the Company’s Consolidated Balance Sheet. These deferred financing costs, along with $3 million of unamortized deferred financing costs related to the former asset based senior secured revolving credit facility, will be amortized through December 7, 2027, the ABL Facility maturity date.
On April 30, 2024, the ABL Facility was amended to provide certain providers of supply chain financings a security interest in certain assets of the Company under the ABL Facility. As of December 28, 2024, the Company did not have any active supply chain financing program participants.
The Company had $223 million outstanding borrowings, and had outstanding letters of credit totaling $592 million, under the ABL Facility as of December 28, 2024. The outstanding letters of credit are entered into in favor of certain commercial insurers to secure obligations with respect to our insurance programs and certain real estate leases. There was available capacity of $1,485 million under the ABL Facility as of December 28, 2024.
Term Loan Facilities
The Amended and Restated Term Loan Credit Agreement, dated as of June 27, 2016 (as amended, the “Term Loan Credit Agreement”), provides the Company with an incremental senior secured term loan borrowed in October 2024 (the “2024 Incremental Term Loan Facility”), an incremental senior secured term loan borrowed in November 2021 (the “2021 Incremental Term Loan Facility”) and the right to request additional incremental senior secured term loan commitments. On June 1, 2023, the Company entered into an amendment to its term loan credit agreement to replace the LIBOR-based interest rate option included in the term loan credit agreement with an interest rate option based upon Term SOFR. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate caps described above.
2019 Incremental Term Loan Facility
On October 3, 2024, the Company repaid all of the then outstanding borrowings under the 2019 Incremental Term Loan Facility using proceeds from the amended 2021 Incremental Term Loan Facility, issuance of the 2024 Incremental Term Loan Facility, and issuance of the Unsecured Senior Notes due 2033. See 2024 refinancing activities below for details on accounting considerations.
2021 Incremental Term Loan Facility
The 2021 Incremental Term Loan Facility had an outstanding balance of $610 million, with no unamortized deferred financing costs, as of December 28, 2024. During fiscal year 2023, the Company voluntarily prepaid $65 million of the 2021 Incremental Term Loan Facility.

Borrowings under the 2021 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR subject to a Term SOFR “floor” of 0.00% plus a margin of 1.75%, or (ii) an ABR, as described in the Term Loan Credit Agreement plus a margin of 0.75%.
On August 22, 2023, the 2021 Incremental Term Loan Facility was amended to reduce the interest rate margins under the term loan facility to 2.50% for Term SOFR borrowings and 1.50% for ABR borrowings. The Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $1 million of third-party costs and a write-off of $1 million of unamortized deferred financing costs, related to the August 22, 2023 amendment in interest expense. There were no unamortized deferred financing costs at December 28, 2024 to be carried forward and amortized through the maturity date of the term loan facility.
On February 27, 2024, the 2021 Incremental Term Loan Facility was amended to reduce the interest rate margins under the term loan facility to 2.00% for Term SOFR borrowings and 1.00% for ABR borrowings and eliminate the credit spread adjustment. The Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $1 million of third-party costs related to the February 27, 2024 amendment in interest expense.
On October 3, 2024, the 2021 Incremental Term Loan Facility was further amended to reduce the interest rate margins under the term loan facility to 1.75% for Term SOFR borrowings and 0.75% for ABR borrowings. See 2024 refinancing activities below for details on accounting considerations.
The 2021 Incremental Term Loan Facility is scheduled to mature on November 22, 2028. Borrowings under the 2021 Incremental Term Loan Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of SOFR-based borrowings The 2021 Incremental Term Loan Facility may require mandatory repayments if certain assets are sold.
2024 Incremental Term Loan Facility
The 2024 Incremental Term Loan Facility had an outstanding balance of $717 million, net of $8 million of unamortized deferred financing costs, as of December 28, 2024.
Borrowings under the 2024 Incremental Term Loan Facility bear interest at a rate per annum equal to, at USF’s option, either the sum of (i) Term SOFR plus subject to a Term SOFR “floor” of 0.00% plus a margin of 1.75%, or (ii) an ABR, as described in the Term Loan Credit Agreement plus a margin of 0.75%.
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
Unsecured Senior Notes due 2028
On September 25, 2023, the Company completed a private offering of $500 million aggregate principal amount of Unsecured Senior Notes due 2028. USF used the proceeds of the Unsecured Senior Notes due 2028, together with the proceeds of the Unsecured Senior Notes due 2032 and cash on hand, to redeem all of the then outstanding Secured Senior Notes due 2025, and to pay related fees and expenses. Lender fees and third-party costs of $4 million in connection with the issuance of the Unsecured Senior Notes due 2028 were capitalized as deferred financing costs.
The Unsecured Senior Notes due 2028 had an outstanding balance of $496 million, net of the $4 million of unamortized deferred financing costs, as of December 28, 2024. The Unsecured Senior Notes due 2028 bear interest at a rate of 6.88% per annum and will mature on September 15, 2028. On or after September 15, 2025, the Unsecured Senior Notes due 2028 are redeemable, at USF’s option, in whole or in part at a price of 103.438% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after September 15, 2026 and September 15, 2027, the optional redemption price for the Unsecured Senior Notes due 2028 declines to 101.719% and 100.00%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $895 million, net of $5 million of unamortized deferred financing costs, as of December 28, 2024. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029. On or after February 15, 2024, the Unsecured Senior Notes due 2029 are redeemable, at USF’s option, in whole or in part at a price of 102.375% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after February 15, 2025 and February 15, 2026, the optional redemption price for the Unsecured Senior Notes due 2029 declines to 101.188% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $497 million, net of $3 million of unamortized deferred financing costs, as of December 28, 2024. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.630% per annum and will mature on June 1, 2030. On or after June 1, 2025, the Unsecured Senior Notes due 2030 are redeemable, at USF’s option, in whole or in part at a price of 102.313% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after June 1, 2026 and June 1, 2027, the optional redemption price for the Unsecured Senior Notes due 2030 declines to 101.156% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2032
On September 25, 2023, the Company completed a private offering of $500 million aggregate principal amount of Unsecured Senior Notes due 2032. USF used the proceeds of the Unsecured Senior Notes due 2032, together with the proceeds of the Unsecured Senior Notes due 2028 and cash on hand, to redeem all of the then outstanding Secured Senior Notes due 2025, and to pay related fees and expenses. Lender fees and third-party costs of $4 million in connection with the issuance of the Unsecured Senior Notes due 2032 were capitalized as deferred financing costs.
The Unsecured Senior Notes due 2032 had an outstanding balance of $496 million, net of the $4 million of unamortized deferred financing costs, as of December 28, 2024. The Unsecured Senior Notes due 2032 bear interest at a rate of 7.250% per annum and will mature on January 15, 2032. On or after September 15, 2026, the Unsecured Senior Notes due 2032 are redeemable, at USF’s option, in whole or in part at a price of 103.625% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after September 15, 2027 and September 15, 2028, the optional redemption price for the Unsecured Senior Notes due 2032 declines to 101.813% and 100.00%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2033

On October 3, 2024, the Company completed its offering of $500 million aggregate principal amount of its 5.750% Senior Unsecured Notes due 2033 (the “Unsecured Senior Notes due 2033”). The Unsecured Senior Notes due 2033 bear interest at a rate of 5.750% per year payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025. The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that provide guarantees under the Company’s senior secured term loan credit facilities.
Financing Leases
Obligations under financing leases of $490 million as of December 28, 2024 consist primarily of amounts due for transportation equipment and building leases.
Security Interests
Substantially all of the Company’s assets are pledged under the various agreements governing our indebtedness. The ABL Facility is secured by certain designated receivables, as well as inventory and certain owned transportation equipment and certain unrestricted cash and cash equivalents. Additionally, the lenders under the ABL Facility have a second priority interest in all of the capital stock of USF and its subsidiaries and substantially all other non-real estate assets of USF and its subsidiaries. USF’s obligations under the 2021 Incremental Term Loan Facility and the 2024 Incremental Term Loan Facility are secured by all the capital stock of USF and its subsidiaries and substantially all the non-real estate assets of USF. Additionally, the lenders under the 2021 Incremental Term Loan Facility and the 2024 Incremental Term Loan Facility have a second priority interest in the inventory and certain transportation equipment pledged under the ABL Facility.

Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.4 billion of restricted payment capacity under these covenants, and approximately $2.1 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of December 28, 2024.
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
2024 Refinancing Activities
On October 3, 2024, the Company amended the 2021 Incremental Term Loan Facility, entered into the 2024 Incremental Term Loan Facility, and completed a private offering of Unsecured Senior Notes due 2033. Proceeds from the incremental term loans and senior note, along with cash on hand, were used to repay all of the then outstanding borrowings under the 2019 Incremental Term Loan Facility.
In connection with the repayment of the 2019 Incremental Term Loan Facility, the Company applied debt extinguishment accounting and recorded $10 million in the Company’s Consolidated Statements of Comprehensive Income, primarily consisting of a write-off of pre-existing unamortized deferred financing costs related to the incremental Term Loan Facility. Lender fees and third-party costs of $10 million related to the 2021 Incremental Term Loan amendment, issuance of the 2024 Incremental Term Loan Facility and the Unsecured Senior Notes due 2033 were capitalized as deferred financing costs.
11.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other long-term liabilities consisted of the following:

	December 28, 2024	December 30, 2023
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$192	$213
Operating expenses	71	94
Workers’ compensation, general and fleet liability	69	52
Group medical liability	32	27
Customer rebates and other selling expenses	164	134
Property and sales tax payable	67	64
Operating lease liability	42	43
Restructuring liabilities	6	7
Interest payable	62	40
Other	27	57
Total accrued expenses and other current liabilities	$732	$731
Other long-term liabilities:
Workers’ compensation, general and fleet liability	$170	$152
Operating lease liability	248	265
Accrued pension and other postretirement benefit obligations	4	5
Uncertain tax positions	17	32
Other	8	15
Total Other long-term liabilities	$447	$469
During fiscal year 2024, the Company reclassified $2 million of accrued expenses and other current liabilities and $9 million of other long-term liabilities to assets held for sale related to the planned Freshway divestiture. Refer to Note 5, Acquisitions and Held for Sale for additional information.

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

	2024	2023	2022
Balance as of beginning of the year	$204	$186	$192
Charged to costs and expenses	136	123	107
Reinsurance recoverable	20	13	2
Payments	(121)	(118)	(115)
Balance as of end of the year	$239	$204	$186
Discount rate	3.58%	4.80%	4.25%

Estimated future payments for self-insured liabilities are as follows:

2025	$71
2026	42
2027	28
2028	20
2029	15
Thereafter	102
Total self-insured liability	278
Less amount representing interest	(39)
Present value of self-insured liability	$239

12.    RESTRUCTURING LIABILITIES
The following table summarizes the changes in the restructuring liabilities for the last three fiscal years:

	Severance and Related Costs	Facility Closing Costs	Total
Balance at January 1, 2022	$3	$—	$3
Current period costs (benefits)	3	—	3
Payments, net	(3)	—	(3)
Balance as of Balance at December 31, 2022	3	—	3
Current period costs	11	3	14
Payments, net	(7)	(3)	(10)
Balance as of Balance at December 30, 2023	7	—	7
Current period costs	22	—	22
Payments, net	(23)	—	(23)
Balance as of Balance at December 28, 2024	$6	$—	$6
From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs.
2024 Activities
During fiscal year 2024, the Company incurred net restructuring costs of $22 million primarily related to initiatives to improve operational effectiveness and workforce reductions.
2023 Activities
During fiscal year 2023, the Company incurred net restructuring costs of $14 million for severance and related costs associated with work force reductions and office closures.
2022 Activities
During fiscal year 2022, the Company incurred net restructuring costs of $3 million for severance and related costs associated with support office work force reductions.
13.    CONVERTIBLE PREFERRED STOCK
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
On May 26, 2023 KKR converted the remaining 371,044 shares of Series A Preferred Stock and completed a secondary offering of 17,425,053 shares of the Company’s common stock. Upon completion of this transaction, KKR has relinquished their seat on the Company’s Board of Directors and is no longer considered a related party. See Note 14, Related Party Transactions. In connection with the May 26, 2023 conversion, the Company repurchased $150 million of common stock. See Note 15, Share-Based Compensation, Common Stock Issuances and Common Stock, for information on the Company’s Share Repurchase Program.

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
The following table summarizes the activity for the outstanding Series A Preferred Stock and associated carrying value for fiscal years 2023 and 2022:

	Series A Preferred Stock
	Shares	Carrying Value
Balance, January 1, 2022	532,281	534
Balance, December 31, 2022	532,281	534
Shares converted to common stock, Q1 2023	(161,237)	(162)
Shares converted to common stock, Q2 2023	(371,044)	(372)
Balance December 30, 2023	—	—
There was no activity for fiscal year 2024.

14.    RELATED PARTY TRANSACTIONS
As of December 28, 2024, as reported by the administrative agent of the 2021 and 2024 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $5 million in aggregate principal amount of the 2021 and 2024 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements.
15.    SHARE-BASED COMPENSATION, COMMON STOCK ISSUANCES AND COMMON STOCK
    Our long-term incentive plans provide for the grant of various forms of share-based awards to our directors, officers and other eligible employees.
Total compensation expense related to share-based arrangements was $63 million, $56 million and $45 million for fiscal years 2024, 2023 and 2022, respectively, and is reflected in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income. The total income tax benefit associated with share-based compensation recorded in the Company’s Consolidated Statements of Comprehensive Income was $13 million, $12 million and $9 million for fiscal years 2024, 2023 and 2022, respectively.
In addition, the Company sponsors an employee stock purchase plan to provide eligible employees with the opportunity to acquire shares of our common stock at a discount of 15% of the fair market value of the common stock on the date of purchase, and as such, the plan is considered compensatory for federal income tax purposes. The Company recorded $5 million, $4 million and $4 million of share-based compensation expense for fiscal years 2024, 2023 and 2022, respectively, associated with the employee stock purchase plan.
Stock Options—Certain directors, executive officers and other eligible employees have been granted time-based stock options (the “Time-Based Options”) and performance-based options (the “Performance Options” and, together with the Time-Based Options, the “Options”) to purchase shares of our common stock.
The Time-Based Options generally vest and become exercisable ratably over a three-year period from the date of the grant. Share-based compensation expense related to the Time-Based Options was $1 million, $3 million and $6 million for fiscal years 2024, 2023 and 2022, respectively.
The Performance Options generally vest and become exercisable ratably over a period of three years, from the date of the grant, provided that the Company achieves a predetermined financial performance condition established by the Compensation and Human Capital Committee of our Board of Directors for the respective award tranche. As all Performance Options granted have fully vested, no share-based compensation expense was recorded in fiscal year 2024, 2023 and 2022 related to the Performance Options.

The Options are nonqualified, with exercise prices equal to the estimated fair value of a share of common stock as of the date of the grant. Exercise prices range from $13.29 to $38.12 per share and generally have a 10-year life. The fair value of each Option is estimated as of the date of grant using a Black-Scholes option-pricing model.
The summary of Options outstanding and changes during fiscal year 2024 are presented below:

	Time Options	Performance Options	Total Options	Weighted- Average Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years
Outstanding as of December 30, 2023	2,432,781	106,005	2,538,786	$9.52	$25.24
Granted	—	—	—	$—	$—
Exercised	(781,700)	(25,445)	(807,145)	$9.66	$24.58
Forfeited	(7,519)	(732)	(8,251)	$15.42	$32.06
Outstanding as of December 28, 2024	1,643,562	79,828	1,723,390	$9.58	$25.52	4.3
Vested and exercisable as of December 28, 2024	1,643,562	79,828	1,723,390	$9.58	$25.52	4.3

During fiscal years 2024, 2023 and 2022, Options were exercised with total intrinsic values of $24 million, $22 million and $13 million, respectively, representing the excess of fair value over the exercise price.
There was no unrecognized compensation expense related to unvested Options expected to vest as of December 28, 2024.
Restricted Stock Units—Certain directors, executive officers and other eligible employees have been granted time-based restricted stock units (the “Time-Based RSUs”), performance-based restricted stock units (the “Performance RSUs”) and market performance-based restricted stock units (the “Market Performance RSUs” and collectively with the Time-Based RSUs and Performance RSUs, the “RSUs”). The Time-Based RSUs generally vest ratably over three years, starting on the anniversary date of the grant. For fiscal years 2024, 2023 and 2022, the Company recognized $37 million, $35 million and $29 million, respectively, in share-based compensation expense related to the Time-Based RSUs.
The Performance RSUs generally vest over a three-year period, as and to the extent predetermined performance conditions are met. The fair value of each share underlying the Performance RSUs is measured at the fair market value of our common stock on the date of grant and recognized over the vesting period for the portion of the award that is expected to vest. Compensation expense for the Performance RSUs is remeasured as of the end of each reporting period, based on management’s evaluation of whether it is probable that the performance conditions will be met. The Company recognized $20 million, $11 million and $4 million of share-based compensation expense in fiscal years 2024, 2023 and 2022, respectively, for the Performance RSUs.
During fiscal years 2021 and 2023, the Company granted Market Performance RSUs to certain executive officers and other eligible employees. These Market Performance RSUs awards vest at the end of a four-year performance period contingent on our achievement of certain total shareholder return performance (“TSR”) targets during the performance period. The grant date fair value of the Market Performance RSUs was estimated using a Monte-Carlo simulation. The Company recognized de minimis share-based compensation expense for 2024, $2 million and $1 million of expense in fiscal years, 2023 and 2022, respectively, for the Market Performance RSUs.
A summary of RSUs outstanding and changes during fiscal year 2024 is presented below.

	Time-Based RSUs	Performance RSUs	Market Performance RSUs	Total RSUs	Weighted- Average Fair Value
Unvested as of December 30, 2023	2,187,628	852,375	320,400	3,360,403	$35.82
Granted	909,702	499,416	—	1,409,118	$54.03
Vested	(1,029,172)	—	(9,516)	(1,038,688)	$35.82
Forfeited	(222,250)	(140,823)	—	(363,073)	$41.14
Unvested as of December 28, 2024	1,845,908	1,210,968	310,884	3,367,760	$42.94

The weighted-average grant date fair values for the RSUs granted in fiscal years 2024, 2023 and 2022 was $54.03, $35.71 and $35.81, respectively.
As of December 28, 2024, there was $78 million of unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of two years.

Share Repurchase Program—On November 2, 2022, our Board of Directors approved a Share Repurchase Program (“Original Share Repurchase Program”) under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. On June 1, 2024, the Board approved, and on June 5, 2024, the Company announced, an increase in the amount of common stock that could be purchased under the Original Share Repurchase Program to $1 billion inclusive of any remaining funds authorized under the Original Share Repurchase Program (“Amended Share Repurchase Program”). For the year ended December 28, 2024, the Company repurchased 16,400,895 shares at an aggregate purchase price of approximately $958 million under the Amended Share Repurchase Program and the Original Share Repurchase Program, inclusive of approximately $10 million of fees, commissions, and related 1% excise tax. At December 28, 2024, there was approximately $75 million in remaining funds authorized under the Amended Share Repurchase Program.
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
During the first quarter of fiscal year 2025 through February 10, 2025, the Company repurchased 328,000 shares at an aggregate purchase price of approximately $23 million under the Amended Share Repurchase Program. At February 10, 2025, there was approximately $52 million in remaining funds authorized under the Amended Share Repurchase Program.
16.    LEASES
The Company leases certain distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use (“ROU”) asset in the Company’s Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term as of commencement date. For the Company’s leases that do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the information available as of commencement date in determining the present value of future payments. The lease terms may include options to extend, terminate or buy out the lease. When it is reasonably certain that the Company will exercise these options, the associated payments are included in ROU assets and the estimated lease liabilities. Leases with an initial term of 12 months or less are not recorded in the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For office and warehouse equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred. As of December 28, 2024, lease agreements included residual value guarantees of up to $245 million that could potentially come due in future periods. For leases which we believe amounts will be owed under these guarantees we have included the probable residual value guarantee within the lease payments to measure the right-of-use assets and lease liabilities.
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
As of December 28, 2024, the Company had entered into four additional finance and operating leases related to warehouse leases for distribution centers and will commence upon building completion, with expected commencement dates ranging from 2025 to 2027 with terms of up to 15 years.

The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheets:

Leases	Consolidated Balance Sheet Location	December 28, 2024	December 30, 2023
Assets
Operating	Other assets	$271	$290
Financing(2)	Property and equipment-net(1)	494	450
Total leased assets		$765	$740
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$42	$43
Financing	Current portion of long-term debt	102	95
Noncurrent:
Operating	Other long-term liabilities	248	265
Financing(2)	Long-term debt	389	367
Total lease liabilities		$781	$770

(1)Financing lease assets are recorded net of accumulated amortization of $300 million and $297 million as of December 28, 2024 and December 30, 2023, respectively.
(2)Excludes leases classified as held for sale in relation to the planned Freshway divestiture. Refer to Note 5, Acquisitions and Held for Sale for additional information.
The following table presents the location of lease costs in fiscal years 2024, 2023 and 2022 in the Company’s Consolidated Statements of Comprehensive Income:

Lease Cost	Statements of Comprehensive Income Location	2024	2023	2022
Operating lease cost	Distribution, selling and administrative costs	$66	$59	$69
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	88	86	70
Interest on lease liabilities	Interest expense-net	27	22	11
Short-term lease cost	Distribution, selling and administrative costs	3	2	2
Variable lease cost	Distribution, selling and administrative costs	12	12	10
Net lease cost		$196	$181	$162
Future lease payments under lease agreements as of December 28, 2024 were as follows:

Maturity of Lease Liabilities	Operating Leases	Financing Lease Obligation	Total
2025	$61	$122	$183
2026	62	119	181
2027	53	104	157
2028	42	77	119
2029	33	55	88
After 2029	127	83	210
Total lease payments	378	560	938
Less amount representing interest	(88)	(70)	(158)
Present value of lease liabilities	$290	$490	$780

Other information related to lease agreements for fiscal years 2024, 2023 and 2022 was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	2024	2023	2022
Operating cash flows from operating leases	$69	$62	$56
Operating cash flows from financing leases	24	21	11
Financing cash flows from financing leases	124	111	73

Lease Term and Discount Rate	December 28, 2024	December 30, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	7.61	7.57	8.32
Financing leases	7.10	7.03	6.36
Weighted-average discount rate:
Operating leases	6.8%	6.5%	6.5%
Financing leases	4.4%	4.2%	4.1%
17.    RETIREMENT PLANS
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
In the quarter ending July 1, 2023, the Company issued a notice of intent to terminate the majority of the Retirement Plan. This was previously approved by the Company’s Board of Directors. Effective December 30, 2023, the Retirement Plan was split into the Retirement Plan that is continuing, the “Ongoing Plan”, and the portion of the Retirement Plan that is terminating, the “Terminating Plan.”During the fourth quarter of fiscal year 2024, the Company remeasured and settled all benefits related to the Terminating Plan. In the fourth quarter of fiscal year 2024, the Company settled its obligations under the Terminating Plan by providing $254 million in lump sum payments to eligible participants who elected to receive them and through the purchase of annuity contracts from a highly rated insurance company for $414 million. The settlement of the Terminating Plan resulted in excess plan assets of approximately $63 million which will be transferred to the Ongoing Plan. The cost of the settlement of the Terminating Plan is a nonrecurring charge to pension expense of approximately $124 million to recognize deferred costs previously held in accumulated other comprehensive income. No cash contributions were required in the current fiscal year to support the Terminating Plan transaction. As a result of the planned termination, the net funded status of the Terminating Plan is recorded within accrued expenses and other current liabilities in the Consolidated Balance Sheet as of December 20, 2024. After the Terminating Plan was settled, the net funded status of the Ongoing Plan is recorded within other long term assets and other long term liabilities as of December 28, 2024
The components of net periodic pension benefit costs (credits) for the Retirement Plan the last three fiscal years were as follows:

	2024	2023	2022
Components of net periodic pension benefit (credits) costs:
Service cost	$2	$2	$3
Interest cost	17	38	30
Expected return on plan assets	(17)	(47)	(52)
Amortization of net loss	5	3	—
Settlement	124	—	—
Net periodic pension benefit (credits) costs	$131	$(4)	$(19)

Other postretirement benefit costs were de minimis for fiscal years 2024, 2023 and 2022.
The service cost component of net periodic benefit (credits) costs is included in distribution, selling and administrative costs, while the other components of net periodic benefit (credits) costs are included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
The Company did not make a significant contribution to the Retirement Plan in fiscal years 2024, 2023 and 2022. With the exception of the $124 million cost in fiscal year 2024 related to the plan termination settlement, there have been no non-cash settlement costs incurred in fiscal years 2024, 2023, and 2022.
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for pension benefits for the last three fiscal years were as follows:

	2024	2023	2022
Changes recognized in accumulated other comprehensive income (loss):
Actuarial gain (loss)	$82	$(58)	$(73)
Amortization of net loss	5	3	—
Settlement	124	—	—
Net amount recognized	$211	$(55)	$(73)
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for other postretirement benefits for the last three fiscal years were de minimis.
The funded status of the Retirement Plan for the last three fiscal years was as follows:

	Pension Benefits
	2024	2023	2022
Change in benefit obligation:
Benefit obligation as of beginning of year	$777	$720	$1,016
Service cost	2	2	3
Interest cost	17	38	30
Actuarial (gain) loss	(74)	58	(274)
Benefit disbursements	(28)	(41)	(55)
Settlement	(671)	—	—
Projected benefit obligation as of end of year	23	777	720
Change in plan assets:
Fair value of plan assets as of beginning of year	760	753	1,103
(Loss) return on plan assets	25	48	(295)
Benefit disbursements	(28)	(41)	(55)
Settlement	(671)	—	—
Fair value of plan assets as of end of year	86	760	753
Net funded status	$63	$(17)	$33
The net funded status of the Ongoing Plan for fiscal year 2024 increased from a net liability of $17 million to a net asset of $63 million, as a result of settling the Terminating Plan. The net funded status of the Retirement Plan for fiscal year 2023 decreased from a net asset of $33 million to a net liability of $17 million, as a result of market conditions, adjustments related to the Terminating Plan and actuarial losses.
The fiscal year 2024 pension benefits actuarial gain of $74 million was primarily due to terminating plan adjustments. The fiscal year 2023 pension benefits actuarial loss of $58 million was primarily due to a decrease in the discount rate and Terminating Plan adjustments. The fiscal year 2022 pension benefits actuarial gain of $274 million was primarily due to an increase in the discount rate.

The funded status of the Other Post Retirement Plans for the last three fiscal years was as follows:

	Other Postretirement Plans
	2024	2023	2022
Change in benefit obligation:
Benefit obligation as of beginning of year	$5	$5	$6
Benefit disbursements	(1)	(1)	(1)
Other	1	1	—
Benefit obligation as of end of year	5	5	5
Change in plan assets:
Fair value of plan assets as of beginning of year	—	—	—
Employer contribution	1	1	1
Benefit disbursements	(1)	(1)	(1)
Fair value of plan assets as of end of year	—	—	—
Net funded status	$(5)	$(5)	$(5)
Service cost, interest cost and actuarial (gain) loss for other postretirement benefits were de minimis for fiscal years 2024, 2023 and 2022.
The amounts recognized on the Company’s Consolidated Balance Sheets related to the company-sponsored defined benefit plans and other postretirement benefit plans consisted of the following:

	Pension Benefits
	2024	2023	2022
Amounts recognized in the consolidated balance sheets consist of the following:
Prepaid benefit obligation—noncurrent	$63	$—	$34
Accrued benefit obligation—current	—	(16)	—
Accrued benefit obligation—noncurrent	—	(1)	(1)
Net amount recognized in the consolidated balance sheets	$63	$(17)	$33
Amounts recognized in accumulated other comprehensive loss consist of the following:
Net loss	$3	$213	$159
Net loss recognized in accumulated other comprehensive loss	$3	$213	$159
Additional information:
Accumulated benefit obligation	$21	$775	$717

	Other Postretirement Plans
	2024	2023	2022
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(1)	$(1)	$(1)
Accrued benefit obligation—noncurrent	(4)	(4)	(4)
Net amount recognized in the consolidated balance sheets	$(5)	$(5)	$(5)
Amounts recognized in accumulated other comprehensive loss consist of the following:
Gain, net of prior service cost	$1	$1	$1
Net gain recognized in accumulated other comprehensive loss	$1	$1	$1
Additional information:
Accumulated postretirement benefit obligation	$5	$5	$5

Weighted average assumptions used to determine benefit obligations as of period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2024	2023	2022
Benefit obligation:
Discount rate	5.80%	5.15%	5.50%
Annual compensation increase	—%	2.96%	2.96%
Net cost:
Discount rate	5.20%	5.50%	3.00%
Expected return on plan assets	5.20%	6.50%	4.75%
Annual compensation increase	—%	2.96%	2.96%

	Other Postretirement Plans
	2024	2023	2022
Benefit obligation—discount rate	5.80%	5.20%	5.50%
Net cost—discount rate	5.20%	5.50%	3.00%

The measurement date for the defined benefit and other postretirement benefit plans was December 31 for fiscal years 2024, 2023 and 2022. The Company applies the practical expedient under ASU No. 2015-04 “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end.
The mortality assumptions used to determine the pension benefit obligation as of December 31, 2024 and December 31, 2023 are based on the Pri-2012 base mortality table with the MP-2020 mortality improvement scale published by the Society of Actuaries.
A health care cost trend rate is used in the calculations of postretirement medical benefit plan obligations. The assumed healthcare trend rates for the last three fiscal years were as follows:

	2024	2023	2022
Immediate rate	7.00%	6.30%	6.50%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2037	2037	2037

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
The US Foods, Inc. Retirement Investment Committee (the “Committee”) has authority and responsibility to oversee the investment and management of the trust (“the Trust”) which holds the assets of the Retirement Plan and has adopted an Investment Policy to provide a framework for the management of the Trust’s assets, including the objectives and long-term strategy with respect to the investment program of the Trust. Pursuant to the Investment Policy, the primary goal of investing Trust assets is to ensure that pension liabilities are met over time, and that Trust assets are invested in a manner that maximizes the probability of meeting pension liabilities. The secondary goal of investing Trust assets is to maximize long-term investment return consistent with a reasonable level of risk. Through consultation with its investment consultant, the Committee has developed long-term asset allocation guidelines intended to achieve investment objectives relative to projected liabilities. Based on those projections, the Committee has approved a dynamic asset allocation strategy that increases the liability-hedging assets of the Trust and decreases the return-seeking assets of the Trust as the funded ratio of the Retirement Plan improves. Based upon the funded ratio of the Retirement Plan, an asset allocation of 70% equity securities (U.S. large cap equities, U.S. small and mid-cap equities and non-U.S. equities) and 30% fixed income securities (U.S. Treasuries, STRIPs, and investment grade corporate bonds) was targeted during the Company’s fiscal year 2024. The actual mix of assets in the Trust as of December 28, 2024 consisted of 18% equity securities and 82% fixed income securities.
The following table sets forth the fair value of our defined benefit plans’ assets by asset fair value hierarchy level:

	Asset Fair Value as of December 28, 2024
	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$16	$—	$—	$16
International	—	—	—	—
Mutual fund:
International equities	—	—	—	—
Long-term debt securities:
Corporate debt securities:
Domestic	—	5	—	5
International	—	—	—	—
U.S. government securities	—	—	—	—
Other		—		—
	$16	$5	$—	21
Common collective trust funds:
Cash equivalents				68
Domestic equities				—
International equities				—
Treasury STRIPS				—
U.S. government securities				—
Total investments measured at net asset value as a practical expedient				68
Total defined benefit plans’ assets				$89

	Asset Fair Value as of December 30, 2023
	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$18	$—	$—	$18
International	1	—	—	1
Mutual fund:
International equities	11	—	—	11
Long-term debt securities:
Corporate debt securities:
Domestic	—	116	—	116
International	—	16	—	16
U.S. government securities		2	—	2
Other	—	3	—	3
	$30	$137	$—	167
Common collective trust funds:
Cash equivalents				286
Domestic equities				72
International equities				20
Treasury STRIPS				67
U.S. government securities				148
Total investments measured at net asset value as a practical expedient				593
Total defined benefit plans’ assets				$760

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
•Common collective trust funds are measured at the net asset value as of the December 31, 2024 and 2023 measurement dates. This class represents investments in common collective trust funds that invest in:
◦Equity securities, which may include common stocks, options and futures in actively managed funds; and
◦Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) representing zero coupon Treasury securities with long-term maturities.
◦U.S. government securities representing government bonds with long-term maturities.
Estimated future benefit payments, under Company sponsored plans as of December 28, 2024, are as follows:

	Pension Benefits	Other Postretirement Plans
2025	$1	$1
2026	1	1
2027	2	1
2028	1	1
2029	1	1
Subsequent five years	8	2

The Company does not expect to make contributions to the Retirement Plans in fiscal year 2025.
Other Company Sponsored Benefit Plans—Certain employees are eligible to participate in the Company’s 401(k) savings plan. The Company made employer matching contributions to the 401(k) plan of $82 million, $65 million and $57 million for fiscal years 2024, 2023 and 2022, respectively.
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
The Company’s participation in multiemployer pension plans for the fiscal year ended December 28, 2024 is outlined in the tables below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year, or for which the Company believes its estimated withdrawal liability, should it decide to voluntarily withdraw from the plan, may be material to the Company. For each plan that is considered individually significant to the Company, the following information is provided:
•The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•The most recent Pension Protection Act (“PPA”) zone status available for fiscal years 2024 and 2023 is for the plan years beginning in 2023 and 2022, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, or critical and declining status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. Plans are generally considered “critical and declining” if they are projected to become insolvent within 20 years. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.
•The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.
•The Surcharge Imposed column indicates whether a surcharge has been imposed on participating employers contributing to the plan.
•The Expiration Dates column indicates the expiration dates of the CBAs to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Dates
		2024	2023
Minneapolis Food Distributing Industry Pension Plan	41-6047047/001	Green	Green	N/A	No	04/05/2025
Teamster Pension Trust Fund of Philadelphia and Vicinity	23-1511735/001	Green	Green	N/A	No	02/13/2026
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	No	06/30/2026
United Teamsters Trust Fund A	13-5660513/001	Yellow	Yellow	Implemented	No	05/01/2027
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	No	02/13/2026

The following table provides information about the Company’s contributions to its multiemployer pension plans. For plans that are not individually significant to the Company, the total amount of the Company’s contributions is aggregated.

	Contributions(1)(2)			Contributions That Exceed 5% of Total Plan Contributions(3)
	2024	2023	2022	2024	2023
Pension Fund
Minneapolis Food Distributing Industry Pension Plan	$7	$6	$6	Yes	Yes
Teamster Pension Trust Fund of Philadelphia and Vicinity	5	5	5	No	No
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	3	3	3	Yes	Yes
United Teamsters Trust Fund A	2	2	1	Yes	Yes
Warehouse Employees Local 169 and Employers Joint Pension Fund	1	1	1	Yes	Yes
Other funds	39	38	31	—	—
	$57	$55	$47

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

If the Company elects to voluntarily withdraw from a multiemployer pension plan, it may be responsible for its proportionate share of the respective plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $89 million as of December 28, 2024. Actual withdrawal liabilities incurred by the Company, if it were to withdraw from one or more plans, could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plans’ funded status.
18.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A Preferred Stock, if dilutive in the period. For fiscal years 2024, 2023 and 2022, share-based awards representing less than 1 million, less than 1 million and 2 million underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. For fiscal year 2023, Series A Preferred Stock representing 9 million of underlying common shares were included in the computation because the effect is dilutive. For fiscal year 2022, Series A Preferred Stock representing 25 million of underlying common shares, respectively, were not included in the computation because the effect would have been anti-dilutive. The Company did not have any outstanding Series A Preferred Stock during fiscal year 2024.
The following table sets forth the computation of basic and diluted EPS:

	2024	2023	2022
Numerator:
Net income	$494	$506	$265
Less: Series A Preferred Stock dividends (1)	—	(7)	(37)
Net income available to common shareholders	$494	$499	$228
Denominator:
Weighted-average common shares outstanding	241	239	224
Effect of dilutive share-based awards	3	2	2
Effect of dilutive underlying shares of the Series A Preferred Stock (2)	—	9	—
Weighted-average dilutive shares outstanding	244	250	226
Net income per share:
Basic	$2.05	$2.09	$1.02
Diluted	$2.02	$2.02	$1.01
(1)    As discussed in Note 13 Convertible Preferred Stock, Series A Preferred Stock dividends for 2022 and 2023 were paid in cash.
(2)    Under the if-converted method, outstanding shares of the Series A Preferred Stock are converted to common shares for inclusion in the calculation of weighted-average common shares outstanding-diluted. Once converted, there would be no preferred stock outstanding and therefore, no Series A Preferred Stock dividend As of December 30, 2023, the 9 million shares represent the weighted average impact on these shares during the fiscal year 2023. See Note 13 Convertible Preferred Stock, for details on Series A Preferred Stock.

19.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, by component, for the last three fiscal years:

	2024	2023	2022
Accumulated other comprehensive loss components
Retirement benefit obligations:
Balance as of beginning of year (1)	$(116)	$(73)	$(19)
Other comprehensive income (loss) before reclassifications	92	(55)	(73)
Reclassification adjustments:
Amortization of net loss (2) (3)	(5)	(3)	—
Settlements (2) (3)	124	—	—
Total before income tax	211	(58)	(73)
Income tax provision (benefit)	53	(15)	(19)
Current year comprehensive income (loss), net of tax	158	(43)	(54)
Balance as of end of year (1)	$42	$(116)	$(73)

Interest rate caps:
Balance as of beginning of year (1)	$1	$—	$—
Change in fair value of interest rate caps	—	1	—
Amounts reclassified to interest expense	—	—	—
Total before income tax	—	1	—
Income tax provision	—	—	—
Current year comprehensive income, net of tax	—	1	—
Balance as of end of year (1)	$1	$1	$—
Accumulated other comprehensive income (loss) as of end of year(1)	$43	$(115)	$(73)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 17, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.

Included in the retirement benefit obligations balance as of December 28, 2024 is $45 million of tax effects, $44 million of which represents tax effects on items within accumulated other comprehensive income (loss) related to the Tax Cuts and Jobs Act of 2017 and the presence of a valuation allowance in certain historical periods. The Company expects the tax effects to remain in accumulated other comprehensive income (loss) until the Ongoing Plan ceases to exist.
20.    INCOME TAXES
The income tax provision for the fiscal years 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022
Current:
Federal	$139	$140	$69
State	21	23	10
Current income tax provision	160	163	79
Deferred:
Federal	(24)	(4)	3
State	14	13	14
Deferred income tax provision	(10)	9	17
Total income tax provision	$150	$172	$96

The Company’s effective income tax rates for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 were 23%, 25% and 27%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future.
The reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 21% to the Company’s income tax provision for the fiscal years 2024, 2023 and 2022 is shown below:

	2024	2023	2022
Federal income taxes computed at statutory rate	$135	$142	$76
State income taxes, net of federal income tax benefit	31	35	21
Stock-based compensation	(9)	(5)	(3)
Non-deductible expenses	12	10	7
Change in the valuation allowance for deferred tax assets	(3)	(6)	(12)
Net operating loss expirations	1	1	9
Tax credits	—	(2)	(1)
Change in unrecognized tax benefits	(17)	(3)	(1)
Total income tax provision	$150	$172	$96

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows:

	December 28, 2024	December 30, 2023
Deferred tax assets:
Operating lease liabilities	$73	$77
Workers’ compensation, general and fleet liabilities	55	47
Financing lease and other long term liabilities	118	109
Net operating loss carryforwards	30	37
Other deferred tax assets	89	108
Total gross deferred tax assets	365	378
Less valuation allowance	(7)	(10)
Total net deferred tax assets	358	368
Deferred tax liabilities:
Property and equipment	(227)	(220)
Operating lease assets	(68)	(73)
Inventories	(17)	(16)
Intangibles	(311)	(296)
Financing lease and other long term liabilities	(46)	(46)
Other deferred tax liabilities	(24)	(10)
Total deferred tax liabilities	(693)	(661)
Net deferred tax liability	$(335)	$(293)

The net deferred tax liabilities presented in the Company’s Consolidated Balance Sheets were as follows:

	December 28, 2024	December 30, 2023
Noncurrent deferred tax assets	$—	$—
Noncurrent deferred tax liability	(335)	(293)
Net deferred tax liability	$(335)	$(293)

The Company had tax affected state net operating loss carryforwards of $30 million as of December 28, 2024. The Company’s net operating loss carryforwards expire as follows:

State
2025-2029	$8
2030-2034	5
2035-2039	13
2040-2044	1
Indefinite	3
$30
The Company also has state credit carryforwards of $4 million.
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
A summary of the activity in the valuation allowance for the fiscal years 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Balance at beginning of year	$10	$16	28
Benefit recognized	(3)	(6)	(12)
Balance at end of year	$7	$10	$16
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
Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2024, 2023 and 2022 was as follows:

Balance at January 1, 2022	32
Decreases due to lapses of statute of limitations	(2)
Balance at January 1, 2023	30
Decreases due to lapses of statute of limitations	(4)
Balance at December 30, 2023	26
Decreases due to lapses of statute of limitations	(18)
Positions assumed in a business combination	2
Balance at December 28, 2024	$10

The Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $1 million in the next 12 months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions.

Included in the balance of unrecognized tax benefits as of the end of fiscal years 2024, 2023 and 2022 was $8 million, $24 million and $27 million, respectively, of tax benefits that, if recognized, would affect the effective income tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had accrued interest and penalties of approximately $8 million and $9 million as of December 28, 2024 and December 30, 2023, respectively.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2021 through 2023 U.S. federal income tax years, and various state income tax years from 2001 through 2023, remain subject to income tax examinations by the relevant taxing authorities. Prior to 2007, the Company was owned by Royal Ahold N.V. (“Ahold”). Ahold indemnified the Company for 2007 pre-closing consolidated U.S. federal and certain combined state income taxes, and the Company is responsible for all other taxes, interest and penalties.
21.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $929 million of purchase orders and purchase contract commitments as of December 28, 2024 to be purchased through the end of fiscal year 2025 and $95 million of information technology commitments through November 2029 that are not recorded in the Company’s Consolidated Balance Sheets.
The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of December 28, 2024 totaled approximately $1.104 billion. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2025	$946
2026	158
2027	—
2028	—
2029	—
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $33 million through December 2025, as of December 28, 2024. Additionally, the Company had electricity forward purchase commitments totaling $3 million through July 2025, as of December 28, 2024. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
Surety Bonds—As of December 28, 2024, the Company had approximately $58 million of surety bonds that were not recorded on the Consolidated Balance Sheets. The surety bonds are primarily used as security against certain insurance program contractual commitments in the normal course of business.
22.    US FOODS HOLDING CORP. CONDENSED FINANCIAL INFORMATION
These condensed parent company financial statements should be read in conjunction with the Company’s consolidated financial statements. Under terms of the agreements governing its indebtedness, the net assets of USF are restricted from being transferred to US Foods in the form of loans, advances or dividends with the exception of income tax payments, share-based compensation settlements and minor administrative costs. USF had $2.4 billion of restricted payment capacity under these covenants, and approximately $2.1 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation, as of December 28, 2024. See Note 15, Share-Based Compensation, Common Stock Issuances and Common Stock, for a discussion of the Company’s equity-related transactions. In the condensed parent company financial statements below, the investment in the operating subsidiary, USF, is accounted for using the equity method.
Condensed Parent Company Balance Sheets
(In millions, except par value)

	December 28, 2024	December 30, 2023
ASSETS
Investment in subsidiary	4,528	$4,748
Other assets	—	2
Total assets	$4,528	$4,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other current liabilities	$—	$3
Deferred tax liabilities	—	1
Total liabilities	—	4
Commitments and Contingencies (Note 21)
Shareholders’ Equity
Common stock, $0.01 par value--600 shares authorized; 254.7 issued and 230.5 outstanding as of December 28, 2024, and 252.9 issued and 245.1 outstanding as of December 30, 2023	3	3
Additional paid-in capital	3,748	3,663
Retained earnings	2,003	1,509
Accumulated other comprehensive loss	43	(115)
Treasury Stock, 24.2 and 7.8 shares, respectively	(1,269)	(314)
Total shareholders’ equity	4,528	4,746
Total liabilities and shareholders’ equity	$4,528	$4,750

Condensed Parent Company Statements of Comprehensive Income

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Income before income taxes	$—	$—	$—
Income tax provision	—	—	—
Income before equity in net earnings of subsidiary	—	—	—
Equity in net earnings of subsidiary	494	506	265
Net income	494	506	265
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	158	(43)	(54)
Loss on pension settlement	(124)	—	—
Unrecognized (loss) gain on interest rate hedges	—	1	—
Comprehensive income	$528	$464	$211
Net income	$494	$506	$265
Series A convertible preferred stock dividends	—	(7)	(37)
Net income available to common shareholders	$494	$499	$228

Condensed Parent Company Statements of Cash Flows

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$494	$506	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	(494)	(506)	(265)
Changes in operating assets and liabilities:
decrease in other assets	—	—	—
Net cash used in operating activities	—	—	—

Cash flows from investing activities:
Investment in subsidiary	958	301	51
Net cash provided by investing activities	958	301	51

Cash flows from financing activities:
Dividends paid on Series A convertible preferred stock	—	(7)	(37)
Repurchase of common stock	(958)	(294)	(14)
Net cash used in financing activities	(958)	(301)	(51)
Net increase in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash—beginning of year	—	—	—
Cash, cash equivalents and restricted cash—end of year	$—	$—	$—
23.    BUSINESS INFORMATION
The Company operates as one operating segment. The Company markets, sells, and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the U.S. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution facilities and operations. The Company’s distribution facilities form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution facilities. Capital projects, whether for cost savings or generating incremental revenue, are evaluated based on estimated economic returns to the organization as a whole.
The Company’s consolidated results represent the results of its one operating segment based on how the Company’s chief operating decision maker (the “CODM”), the Chief Executive Officer (the “CEO”), views the business for purposes of evaluating performance and making operating decisions.

The CODM utilizes the U.S. GAAP measurement of consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as allocation of budget between net sales, cost of goods sold, distribution costs and selling and administrative costs. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. In addition, the measure of capital expenditures, depreciation and amortization is reported on the Company’s Consolidated Statements of Cash Flows. The following table presents selected financial information with respect to the Company’s single operating segment for the fiscal years ended 2024, 2023 and 2022:

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$37,877	$35,597	$34,057
Cost of goods sold	31,343	29,449	28,565
Distribution costs	2,578	2,387	2,287
Selling and administrative costs	2,834	2,730	2,599
Restructuring activity and asset impairment charges	23	14	12
Other expense (income)—net	6	(6)	(22)
Interest expense—net	315	324	255
Loss on extinguishment of debt	10	21	—
Recognition of net actuarial loss for pension settlement	124	—	—
Income tax provision	150	172	96
Net income	$494	$506	$265
During the fiscal year 2024, the Company began offering a supplier financing program, in which participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. No third parties have signed the supplier finance program agreements as of December 28, 2024.
No single customer accounted for more than 2% of the Company’s consolidated net sales in fiscal year 2024, 2% of the Company’s consolidated net sales in fiscal year 2023 and 3% of the Company’s consolidated net sales in fiscal year 2022. However, customers who are members of one group purchasing organization accounted, in the aggregate, for approximately 14% of the Company’s consolidated net sales in fiscal year 2024, 14% of the Company’s consolidated net sales in fiscal year 2023 and 12% of the Company’s consolidated net sales for fiscal year 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 28, 2024, the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of US Foods Holding Corp.’s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 13, 2025
Management of US Foods Holding Corp. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.
Based on this assessment, management determined that, as of December 28, 2024, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated February 13, 2025. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 13, 2025

Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 28, 2024, one of our executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act, as follows.

On December 9, 2024, Dirk Locascio, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Locascio’s Rule 10b5-1 trading plan provides for the exercise and sale of 32,500 stock options. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to members of the Board of Directors and with respect to the Audit Committee will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (our “2025 Proxy Statement”) under the captions “Election of Directors”, “Delinquent Section 16(a) Reports”, and “Corporate Governance-Meetings of the Board and its Committees-Audit Committee” and is incorporated herein by reference. The information required by this item with respect to our Code of Conduct will be included in our 2025 Proxy Statement under the caption “Corporate Governance-Corporate Governance Materials” and is incorporated herein by reference. See Item 1 of Part I, “Business-Information about our Executive Officers” for the information required by this item with respect to our executive officers.
Insider Trading Policy

The Company has adopted an insider trading policy which governs the purchase, sale, and/or any other dispositions of our securities by the Company and its directors, officers and employees and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation
The information required by this item will be included in our 2025 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report,” “Executive Compensation,” and “Director Compensation” and is incorporated herein by reference, provided that the Compensation and Human Capital Committee Report shall not be deemed to be “filed” with this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management will be included in our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Officers” and is incorporated herein by reference.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is presented below.
Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 28, 2024:

Plan Category	Number of shares to be issued upon exercise of outstanding options, restricted warrants and rights(1)	Weighted-average exercise price of shares underlying outstanding options, warrants and rights(2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(3)
Equity compensation plans approved by stockholders	5,011,683	25.52	9,025,280
Equity compensation plans not approved by stockholders	—	—	—
Total	5,011,683	25.52	9,025,280
(1) This number consists of 45,475 shares subject to outstanding awards granted under the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, 715,213 shares subject to outstanding awards under the 2016 US Foods Holding Corp. Omnibus Incentive Plan, and 4,250,995 shares subject to outstanding awards under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (the “2019 Plan”).
(2)    This weighted-average exercise price is calculated based on the exercise prices of outstanding Options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.
(3)    This number consists of 5,701,054 shares available for issuance under the 2019 Plan, and 3,324,226 shares reserved for issuance under the employee stock purchase plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2025 Proxy Statement under the captions “Election of Directors,” “Corporate Governance” and “Related Party Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2025 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

4.1
Indenture, dated October 3, 2024, by and among US Foods, Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2024).

4.2
Form of 5.750% Senior Unsecured Notes due 2033 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2024 (included in the indenture filed as Exhibit 4.1 thereto)).

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

4.5
Indenture, dated as of September 25, 2023 by and among US Foods, Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on September 25, 2023).

4.6
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

10.1.5
Amendment No. 4 to ABL Credit Agreement, dated as of April 30, 2024, among US Foods, as Borrower, the other Loan Parties (defined in the ABL Agreement), each lender party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 2, 2024).

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

Exhibit No.	Description
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

10.2.11	Tenth Amendment to Credit Agreement (incorporated by reference to Ex 10.1 to Current Report on Form 8-K filed on June 2, 2023).

10.2.12	Eleventh Amendment to Credit Agreement (incorporated by reference to Ex 10.1 to Current Report on Form 8-K filed on August 22, 2023).

10.2.13	Twelfth Amendment to Credit Agreement (incorporated by reference to Ex 10.1 to Current Report on Form 8-K filed on February 29, 2024).

10.2.14	Thirteenth Amendment to Credit Agreement (incorporated by reference to Ex 10.1 to Current Report on Form 8-K filed on October 3, 2024).

10.3*	US Foods Holding Corp. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

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

Exhibit No.	Description
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

10.21*
Letter Agreement by and between US Holding Corp. and Andrew Iacobucci, dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 10, 2022).

10.22*
Letter Agreement by and between US Foods, Inc. and Dirk Locascio, dated June 19, 2022 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.23*
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

10.26*
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

10.28*	Executive Severance Agreement by and between the Company and David Flitman (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 28, 2022)

10.29*	Form of Severance Letter Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).

10.30*	Form of Severance Letter Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).

19	Insider Trading Policy.

Exhibit No.	Description

21.1	List of Subsidiaries of US Foods Holding Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Clawback Policy.

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

US FOODS HOLDING CORP. (Registrant)

By:	/s/ DAVID E. FLITMAN
Name:	David E. Flitman
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	February 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. FLITMAN	Chief Executive Officer and Director	February 13, 2025
David E. Flitman	(Principal Executive Officer)

/s/ DIRK J. LOCASCIO	Chief Financial Officer	February 13, 2025
Dirk J. Locascio	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHERYL A. BACHELDER	Director	February 13, 2025
Cheryl A. Bachelder

/s/ MARLA GOTTSCHALK	Director	February 13, 2025
Marla Gottschalk

/s/SUNIL GUPTA	Director	February 13, 2025
Sunil Gupta

/s/ CARL ANDREW PFORZHEIMER	Director	February 13, 2025
Carl Andrew Pforzheimer

/s/ QUENTIN ROACH	Director	February 13, 2025
Quentin Roach

/s/ DAVID M. TEHLE	Director and Board Chair	February 13, 2025
David M. Tehle

/s/ ANN E. ZIEGLER	Director	February 13, 2025
Ann E. Ziegler