Form 10-Q
period 2025-03-29
US Foods Holding Corp.
filed 2025-05-08
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
231,350,016 shares of the registrant’s common stock were outstanding as of May 2, 2025.

Forward-Looking Statements

Statements in this Quarterly Report (“Quarterly Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions (although not all forward-looking statements may contain such words) and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

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

For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed February 13, 2025.

In light of these risks, uncertainties, and other important factors, the forward-looking statements in this Quarterly Report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us, or others acting on our behalf, are expressly qualified in their entirety by the cautionary statements above and contained elsewhere in this Quarterly Report. All of these statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by law.

Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should be viewed only as historical data.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	March 29, 2025	December 28, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101	$59
Accounts receivable, less allowances of $27 and $24	2,078	1,957
Vendor receivables, less allowances of $8 and $7	220	167
Inventories—net	1,518	1,626
Prepaid expenses	152	146
Assets held for sale	—	8
Other current assets	22	11
Total current assets	4,091	3,974
Property and equipment—net	2,495	2,398
Goodwill	5,768	5,766
Other intangibles—net	828	836
Other assets	469	429
Noncurrent assets held for sale	—	33
Total assets	$13,651	$13,436
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$206	$216
Accounts payable	2,423	2,231
Accrued expenses and other current liabilities	747	732
Current portion of long-term debt	116	109
Liabilities held for sale	—	8
Total current liabilities	3,492	3,296
Long-term debt	4,689	4,819
Deferred tax liabilities	347	335
Other long-term liabilities	507	447
Noncurrent liabilities held for sale	—	11
Total liabilities	9,035	8,908
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 255.8 issued and 231.3 outstanding as of March 29, 2025, and 254.7 issued and 230.5 outstanding as of December 28, 2024	3	3
Additional paid-in capital	3,744	3,748
Retained earnings	2,118	2,003
Accumulated other comprehensive income	43	43
Treasury Stock, 24.5 and 24.2 shares, respectively	(1,292)	(1,269)
Total shareholders’ equity	4,616	4,528
Total liabilities and shareholders' equity	$13,651	$13,436
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Net sales	$9,351	$8,949
Cost of goods sold	7,737	7,454
Gross profit	1,614	1,495
Operating expenses:
Distribution, selling and administrative costs	1,385	1,317
Restructuring activity and asset impairment charges	5	13
Total operating expenses	1,390	1,330
Operating income	224	165
Other income—net	(1)	(1)
Interest expense—net	77	79
Income before income taxes	148	87
Income tax provision	33	5
Net income	115	82
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	—	2
Comprehensive income	$115	$84
Net income	$115	$82

Net income per share
Basic (Note 10)	$0.50	$0.33
Diluted (Note 10)	$0.49	$0.33
Weighted-average common shares outstanding
Basic (Note 10)	231	245
Diluted (Note 10)	234	248
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 28, 2024	254.7	$3	$3,748	$2,003	24.2	$(1,269)	$43	$4,528
Share-based compensation expense	—	—	22	—	—	—	—	22
Proceeds from employee share purchase plan	0.1	—	6	—	—	—	—	6
Vested restricted stock units, net	1.0	—	—	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(33)	—	—	—	—	(33)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	0.3	(23)	—	(23)
Net income	—	—	—	115	—	—	—	115
BALANCE—March 29, 2025	255.8	$3	$3,744	$2,118	24.5	$(1,292)	$43	$4,616

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 30, 2023	252.9	$3	$3,663	$1,509	7.8	$(311)	$(115)	$4,749
Share-based compensation expense	—	—	15	—	—	—	—	15
Proceeds from employee share purchase plan	0.1	—	5	—	—	—	—	5
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	5	—	—	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(20)	—	—	—	—	(20)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	2	2
Common stock repurchased	—	—	—	—	0.3	(13)	—	(13)
Net income	—	—	—	82	—	—	—	82
BALANCE—March 30, 2024	253.9	$3	$3,668	$1,591	8.1	$(324)	$(113)	$4,825
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	13 Weeks Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$115	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112	105
Deferred tax provision	8	5
Share-based compensation expense	22	15
Provision for doubtful accounts	9	7
Other non-cash activities	3	3
Changes in operating assets and liabilities:
Increase in receivables	(174)	(173)
Decrease (increase) in inventories	120	(20)
Increase in prepaid expenses and other assets	(13)	(1)
Increase in accounts payable and cash overdraft liability	190	221
Decrease in accrued expenses and other liabilities	(1)	(105)
Net cash provided by operating activities	391	139
Cash flows from investing activities:
Proceeds from sales of property and equipment	1	1
Proceeds from divestitures	38	—
Purchases of property and equipment	(84)	(87)
Cash paid for acquisitions	(85)	—
Net cash used in investing activities	(130)	(86)
Cash flows from financing activities:
Principal payments on debt and financing leases	(1,907)	(457)
Principal payments on debt repricing	—	(14)
Proceeds from debt repricing	—	14
Proceeds from debt borrowings	1,737	426
Repurchase of common stock	(23)	(13)
Debt financing costs and fees	—	(1)
Proceeds from employee stock purchase plan	6	5
Proceeds from exercise of stock options	1	5
Tax withholding payments for net share-settled equity awards	(33)	(20)
Net cash used in financing activities	(219)	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	42	(2)
Cash, cash equivalents and restricted cash—beginning of period	59	269
Cash, cash equivalents and restricted cash—end of period	$101	$267
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	92	93
Income taxes paid—net	4	5
Property and equipment purchases included in accounts payable	41	20
Leased assets obtained in exchange for financing lease liabilities	45	56
Leased assets obtained in exchange for operating lease liabilities	48	7
Cashless exercise of stock options	—	4
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

Basis of Presentation—The Company operates on a 52- or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal years 2025 and 2024 are both 52-week fiscal years.

The consolidated financial statements included in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in this Quarterly Report are adequate to make the information presented not misleading. These interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “2024 Annual Report”).

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

The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of March 29, 2025 or December 28, 2024. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $2.1 billion and $2.0 billion as of March 29, 2025 and December 28, 2024, respectively.

The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $52 million and $43 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024, respectively, and $52 million and $50 million included in other assets in the Company’s Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Meats and seafood	$3,207	$2,976
Dry grocery products	1,616	1,614
Refrigerated and frozen grocery products	1,602	1,551
Dairy	1,057	927
Equipment, disposables and supplies	861	864
Beverage products	548	509
Produce	460	508
Total net sales	$9,351	$8,949

4. ACQUISITIONS AND DIVESTITURES

Acquisitions

Jake’s Finer Foods Acquisition—On January 10, 2025, the Company acquired Jake’s Finer Foods, a broadline distributor in Texas, for a purchase price of $92 million subject to holdbacks and adjustments (less the amount of cash received). The acquisition was funded with cash on hand and allows US Foods to further expand its reach into key markets in south Texas. The Jake’s Finer Foods acquisition, reflected in the Company’s consolidated financial statements commencing from the date of acquisition, did not materially affect the Company’s results of operations or financial position. The Company is in the process of finalizing working capital adjustments for this acquisition. The Company recorded goodwill of $4 million and intangible assets of $5 million for this acquisition. The goodwill recognized from the Jake’s Finer Foods acquisition is not deductible for tax purposes. Jake’s Finer Foods is integrated into the Company’s foodservice distribution network.

Divestitures

Freshway Divestiture—During the fiscal quarter ended March 29, 2025, the Company completed the sale of the Freshway business for net proceeds of approximately $38 million. The Freshway business processes, repacks, and distributes fresh fruit and vegetables in the eastern half of the U.S. The Company recognized an immaterial loss included within distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income. The sale of the Freshway business did not represent a strategic shift that had a major effect on the Company’s operations and financial results and, therefore, did not qualify for presentation as discontinued operations.

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

The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $554 million and $549 million as of March 29, 2025 and December 28, 2024, respectively. As a result of changes in LIFO reserves, cost of goods increased $5 million and $45 million for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.

6.    PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of March 29, 2025 and December 28, 2024, property and equipment-net included accumulated depreciation of $3,345 million and $3,303 million, respectively. Depreciation expense was $98 million and $93 million for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.

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

Customer relationships, noncompete agreements and amortizable trade names are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, noncompete agreements and amortizable trade names are amortized over their estimated useful lives (which range from 3 to 15 years). Amortization expense was $14 million and $12 million for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.

Goodwill and other intangibles—net consisted of the following:

	March 29, 2025	December 28, 2024
Goodwill	$5,768	$5,781
Reclassification to assets held for sale(1)	—	(15)
Total Goodwill	5,768	5,766
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$803	$798
Accumulated amortization	(255)	(241)
Net carrying value	548	557
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(2)
Net carrying value	2	2
Noncompete agreements—amortizable:
Gross carrying amount	9	8
Accumulated amortization	(2)	(2)
Net carrying value	7	6
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$828	$836

1. Relates to the reclassification of goodwill allocated to the Freshway divestiture in 2024. Refer to Note 4 Acquisitions and Divestitures for additional information.

The change in goodwill is attributable to the Freshway divestiture, offset by the Jake’s Finer Foods acquisition in the first quarter. The increase in the gross carrying amount of customer relationships and noncompete agreements is attributable to the Jake’s Finer Foods acquisition.

The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 13 weeks ended March 29, 2025 and March 30, 2024.

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

Recurring Fair Value Measurements
Money Market Funds

Money market funds include highly liquid investments with an original maturity of three or fewer months. These funds are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy. As of March 29, 2025 and December 28, 2024, the fair value of the Company’s Level 1 assets was $36 million and zero, respectively.

Derivative Financial Instruments

The Company has in the past, and may in the future, use interest rate hedges, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two, two-year rate cap agreements, which matured on April 30, 2025, with a total notional amount of $450 million, which effectively capped the interest rate on approximately 34% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities was 5% on the notional amount covered by the interest rate cap. The Company’s derivative financial instruments are classified as Level 2 assets. As of March 29, 2025 and December 28, 2024, the fair value of the Company’s Level 2 assets recorded within other current assets was zero for both periods.

The Company records its interest rate caps within other current assets in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate.

The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss, net of tax and reclassified from accumulated other comprehensive income (loss), net of tax to interest expense within the Company’s Consolidated Statement of Comprehensive Income during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate caps during the 13 weeks ended March 29, 2025.

On April 10, 2025, the Company entered into a one-year interest rate cap agreement, which will mature on April 30, 2026, with a total notional amount of $450 million, which effectively caps the interest rate on approximately 34% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap. During the next twelve months, the Company estimates an immaterial amount will be reclassified from accumulated other comprehensive income (loss) to income.

Other Fair Value Measurements

The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.

The fair value of the Company’s total debt approximated $4.8 billion as of both March 29, 2025 and December 28, 2024, as compared to its carrying value of $4.8 billion and $4.9 billion as of March 29, 2025 and December 28, 2024, respectively.

The fair value of the Company’s senior notes is based upon their quoted market prices on the respective dates and are classified under Level 2 of the fair value hierarchy. The fair value of all of the Company’s individual senior note issuances approximates carrying value. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk.

9.    DEBT

Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of March 29, 2025	Carrying Value as of March 29, 2025	Carrying Value as of December 28, 2024
ABL Facility	December 7, 2027	5.67%	$75	$223
2021 Incremental Term Loan Facility (net of $1 and $0 of unamortized deferred financing costs, respectively)	November 22, 2028	6.07%	609	610
2024 Incremental Term Loan Facility (net of $8 and $8 of unamortized deferred financing costs, respectively)	October 3, 2031	6.07%	717	717
Senior Notes due 2028 (net of $3 and $4 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	497	496
Senior Notes due 2029 (net of $5 and $5 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	895	895
Senior Notes due 2030 (net of $3 and $3 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	497	497
Senior Notes due 2032 (net of $4 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	496
Senior Notes due 2033 (net of $3 and $4 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	497	496
Obligations under financing leases	2025–2037	1.26%-8.31%	514	490
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,805	4,928
Current portion of long-term debt			(116)	(109)
Long-term debt			$4,689	$4,819

ABL Facility

The Company’s asset based senior secured revolving credit facility (the “ABL Facility”) provides the Company with loan commitments having a maximum aggregate principal amount of $2,300 million. The ABL Facility is scheduled to mature on December 7, 2027.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s periodic election, Term Secured Overnight Financing Rate (“Term SOFR”) or Adjusted Borrowing Rate (“ABR”), as described in the ABL facility, plus the following margin and credit spread adjustment:

Borrowing Election	Margin based on USF’s excess availability under the ABL Facility	Credit Spread Adjustment	SOFR Floor	Margin at March 29, 2025
ABR	0.00% to 0.50%	N/A	N/A	0.25%
Term SOFR	1.00% to 1.50%	0.10%	0.00%	1.25%

On April 30, 2024, the ABL Facility was amended to provide certain providers of supply chain financings a security interest in certain assets of the Company under the ABL Facility.

The Company had outstanding borrowings totaling $75 million, and had outstanding letters of credit totaling $567 million, under the ABL Facility as of March 29, 2025. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to its insurance program and certain real estate leases. There was available capacity of $1,658 million under the ABL Facility as of March 29, 2025. Subsequent to the fiscal quarter ended March 29, 2025, outstanding letters of credit were reduced by approximately $118 million after additional surety bonds were issued in the first quarter of 2025 to secure the Company’s obligations with respect to its insurance program.

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

The 2021 Incremental Term Loan Facility had an outstanding balance of $609 million, net of $1 million of unamortized deferred financing costs as of March 29, 2025. The 2024 Incremental Term Loan Facility had an outstanding balance of $717 million, net of $8 million of unamortized deferred financing costs as of March 29, 2025. Borrowings under the Term Loan Credit Agreement bear interest at a rate per annum equal to, at the Company’s periodic election, Term SOFR or ABR, as described in the Term Loan Credit Agreement, plus the following margin:

Borrowing Election	Margin	SOFR Floor
ABR	0.75%	N/A
Term SOFR	1.75%	0.00%

USF’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities is 5% on the notional amount covered by the interest rate caps described above. Borrowings under the Term Loan Credit Agreement may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of SOFR-based borrowings. The Term Loan Credit Agreement may require mandatory repayments if certain assets are sold.

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

On October 3, 2024, the Company amended the 2021 Incremental Term Loan Facility, entered into the 2024 Incremental Term Loan Facility, and completed a private offering of $500 million aggregate principal amount of its 5.75% Unsecured Senior Notes due 2033 (the “Unsecured Senior Notes due 2033”). Proceeds from the incremental term loans and senior notes, along with cash on hand, were used to repay all of the then outstanding borrowings under the incremental senior secured term loan facility borrowed in September 2019 (the “2019 Incremental Term Loan Facility”). The 2021 Incremental Term Loan Facility amendment reduced the interest rate margins under the term loan facility to 1.75% for Term SOFR borrowings and 0.75% for ABR borrowings. The Unsecured Senior Notes due 2033 are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that provide guarantees under the Company’s senior secured term loan credit facilities.

In connection with the repayment of the 2019 Incremental Term Loan Facility during the fourth quarter of fiscal year 2024, the Company applied debt extinguishment accounting and recorded $10 million in the Company’s Consolidated Statements of Comprehensive Income, primarily consisting of a write-off of pre-existing unamortized deferred financing costs related to the incremental Term Loan Facility. Lender fees and third-party costs of $10 million related to the 2021 Incremental Term Loan amendment, issuance of the 2024 Incremental Term Loan Facility and the Unsecured Senior Notes due 2033 were capitalized as deferred financing costs.

Senior Notes

Each of the Company’s outstanding senior notes are redeemable, at USF’s option, in whole or in part, at a price multiplied by the remaining principal, plus accrued and unpaid interest, if any, to but not including the applicable redemption date. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that provide guarantees under the Company’s senior secured term loan credit facilities.

As of March 29, 2025, the Term Loan Facility, ABL Facility and certain variable rate finance leases, which were approximately 30% of the Company’s total debt, bore interest at a floating rate.

Debt Covenants

The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.5 billion of restricted payment capacity under these covenants, and approximately $2.1 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of March 29, 2025.

10.    STOCKHOLDERS’ EQUITY
Earnings Per Share

The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.

Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applied the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. For both, the 13 weeks ended March 29, 2025 and March 30, 2024, share-based awards representing 1 million underlying common shares were not included in the computation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Numerator:
Net income	$115	$82
Denominator:
Weighted-average common shares outstanding—basic	231	245
Effect of dilutive share-based awards	3	3
Weighted-average common shares outstanding—diluted	234	248
Net income per share
Basic	$0.50	$0.33
Diluted	$0.49	$0.33
Share Repurchase Programs
On November 2, 2022, our Board of Directors approved a share repurchase program (“Original Share Repurchase Program”) under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. On June 1, 2024, the Board approved, and on June 5, 2024, the Company announced, an increase in the amount of common stock that could be purchased under the Original Share Repurchase Program to $1 billion (“Amended Share Repurchase Program”). As of March 29, 2025, there was approximately $52 million in remaining funds authorized under the Amended Share Repurchase Program. For the 13 weeks ended March 29, 2025, the Company repurchased 328,000 shares at an aggregate purchase price of approximately $23 million under the Amended Share Repurchase Program inclusive of fees, commissions, and the related 1% excise tax.
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
On May 7, 2025, the Board authorized a new share repurchase program of up to $1 billion.

11.    RETIREMENT PLANS

The Company sponsors various retirement plans for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.

Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $22 million and $21 million for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.

The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $16 million and $15 million for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.
During the fourth quarter of fiscal year 2024, the Company terminated the majority of its defined benefit plan (“Terminating Plan”). After the Terminating Plan was settled, the net funded status of the remainder of the defined benefit plan (“Ongoing Plan”) was recorded within other long term assets and other long term liabilities as of December 28, 2024.
The Company does not expect to make any material contributions to its defined benefit pension plan in fiscal year 2025.
12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in accumulated other comprehensive income (loss) by component for the periods presented:

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Accumulated other comprehensive income (loss) components
Retirement benefit obligations:
Balance as of beginning of period (1)	$42	$(116)
Reclassification adjustments:
Amortization of net loss(2) (3)	—	2
Balance as of end of period(1)	$42	$(114)

Interest rate Caps:
Balance at beginning of period(1)	$1	$1
Change in fair value of interest rate caps	—	—
Balance at end of period(1)	$1	$1

Accumulated other comprehensive income (loss) at end of period(1)	$43	$(113)

(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Included in the retirement benefit obligations balance as of March 29, 2025 is $45 million of tax effects, $44 million of which represents tax effects on items within accumulated other comprehensive income (loss) related to the Tax Cuts and Jobs Act of 2017 and the presence of a valuation allowance in certain historical periods. The Company expects the tax effects to remain in accumulated other comprehensive income (loss) until the Retirement Plan ceases to exist.

13.    INCOME TAXES

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.

The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 13 weeks ended March 29, 2025 and March 30, 2024, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.

For the 13 weeks ended March 29, 2025, the Company’s effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation.

For the 13 weeks ended March 30, 2024, the Company’s effective income tax rate of 6% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $15 million related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $6million, primarily related to excess tax benefits associated with share-based compensation and a tax expense of $3 million, primarily related to adjustments to prior year provision estimates.

14. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $726 million of purchase orders and purchase contract commitments as of March 29, 2025 to be purchased in the remainder of fiscal year 2025 and continuing through fiscal year 2029 and $196 million of information technology commitments through 2028 that are not recorded in the Company’s Consolidated Balance Sheets.

The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of March 29, 2025 totaled approximately $0.8 billion. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2025	$651
2026	158
2027 and thereafter	—

To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $29 million through December 2025 as of March 29, 2025. Additionally, the Company had electricity forward purchase commitments totaling $2 million through July 2026, as of March 29, 2025. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.

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

Surety Bonds—As of March 29, 2025, the Company had approximately $176 million of surety bonds that were not recorded on the Consolidated Balance Sheets. The surety bonds are primarily used as security against certain insurance program contractual commitments in the normal course of business.

15.    BUSINESS INFORMATION

Single Operating Segment Reporting

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

The CODM utilizes the U.S. GAAP measurement of consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as allocation of budget between net sales, cost of goods sold, distribution costs and selling and administrative costs. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. In addition, the measure of capital expenditures, depreciation and amortization is reported on the Company’s Consolidated Statements of Cash Flows. The following table presents selected financial information with respect to the Company’s single operating segment for the 13 weeks ended March 29, 2025 and March 30, 2024:

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Net sales	$9,351	$8,949
Cost of goods sold	7,737	7,454
Distribution costs	643	634
Selling and administrative costs	742	683
Restructuring activity and asset impairment charges	5	13
Other income—net	(1)	(1)
Interest expense—net	77	79
Income tax provision	33	5
Net income	$115	$82

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2024 Annual Report. The following discussion and analysis contain certain financial measures that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks ended March 29, 2025 are compared to the 13 weeks ended March 30, 2024, unless specifically noted otherwise.
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
Highlights
For the 13 weeks ended March 29, 2025, compared to the same period a year ago, total case volume increased 1.1%, driven by a 2.5% increase in independent restaurant case volume, a 6.1% increase in healthcare volume, a 3.6% increase in hospitality volume, partially offset by a 4.3% decrease in chain volume. For the 13 weeks ended March 29, 2025, compared to the same period a year ago, total organic case volume increased 0.1%, which includes 1.3% organic independent restaurant case volume growth. Net sales increased $402 million, or 4.5% for the 13 weeks ended March 29, 2025, driven by case volume growth and food cost inflation of 3.0% for the 13 weeks ended March 29, 2025.
Gross profit increased $119 million, or 8.0%, to $1,614 million for the 13 weeks ended March 29, 2025. For the 13 weeks ended March 29, 2025, the increase was primarily a result of an increase in total case volume, improved cost of goods sold, pricing optimization, and a favorable year-over-year LIFO adjustment. Gross profit was negatively impacted by LIFO expense of $5 million and $45 million for the 13 weeks ended March 29, 2025 and March 30, 2024. As a percentage of net sales, gross profit was 17.3% for the 13 weeks ended March 29, 2025, compared to 16.7% for the prior year period.

Total operating expenses increased $60 million, or 4.5%, to $1,390 million for the 13 weeks ended March 29, 2025. For the 13 weeks ended March 29, 2025, the increase was primarily a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. As a percentage of net sales, operating expenses were 14.9% for the 13 weeks ended March 29, 2025 and March 30, 2024.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Consolidated Statements of Operations:
Net sales	$9,351	$8,949
Cost of goods sold	7,737	7,454
Gross profit	1,614	1,495
Operating expenses:
Distribution, selling and administrative costs	1,385	1,317
Restructuring activity and asset impairment charges	5	13
Total operating expenses	1,390	1,330
Operating income	224	165
Other income—net	(1)	(1)
Interest expense—net	77	79
Income before income taxes	148	87
Income tax provision	33	5
Net income	115	82
Percentage of Net Sales:
Gross profit	17.3%	16.7%
Operating expenses	14.9%	14.9%
Operating income	2.4%	1.8%
Net income	1.2%	0.9%
Adjusted EBITDA(1)	4.2%	4.0%
Other Data:
Cash flows—operating activities	$391	$139
Cash flows—investing activities	(130)	(86)
Cash flows—financing activities	(219)	(55)
Capital expenditures	84	87
EBITDA(1)	337	271
Adjusted EBITDA(1)	389	356
Adjusted Net Income(1)	159	134
Free Cash Flow(2)	308	53
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 Weeks Ended
	March 29, 2025		March 30, 2024
Net income and net income margin	$115	1.2%	$82	0.9%
Interest expense—net	77		79
Income tax provision	33		5
Depreciation expense	98		93
Amortization expense	14		12
EBITDA and EBITDA margin	337	3.6%	271	3.0%
Adjustments:
Restructuring activity and asset impairment charges(1)	5		13
Share-based compensation expense(2)	22		15
LIFO reserve adjustment (3)	5		45
Business transformation costs(4)	7		9
Business acquisition, integration related costs, divestitures and other(5)	13		3
Adjusted EBITDA and Adjusted EBITDA margin	389	4.2%	356	4.0%
Depreciation expense	(98)		(93)
Interest expense—net	(77)		(79)
Income tax provision, as adjusted(6)	(55)		(50)
Adjusted Net Income	$159		$134
Cash flow
Cash flows from operating activities	$391		$139
Proceeds from sales of property and equipment	1		1
Capital expenditures	(84)		(87)
Free Cash Flow	$308		$53
(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable technology. For the 13 weeks ended March 29, 2025, business transformation costs related to projects associated with information technology infrastructure initiatives and workforce efficiencies. For the 13 weeks ended March 30, 2024, business transformation costs related to projects associated with information technology and workforce efficiencies.
(5)    Includes: (i) aggregate acquisition, integration related costs and divestiture costs of $13 million and $3 million for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively; and (ii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 Weeks Ended
	March 29, 2025	March 30, 2024
GAAP income tax provision	$33	$5
Tax impact of pre-tax income adjustments	16	25
Discrete tax items	6	20
Income tax provision, as adjusted	$55	$50

Comparison of Results
13 Weeks Ended March 29, 2025 and March 30, 2024
Highlights
•Net sales increased $402 million, or 4.5%, to $9,351 million in 2025.
•Total case volume increased 1.1% and independent restaurant case volume increased 2.5%.
•Total organic case volume increased 0.1% and organic independent restaurant case volume increased 1.3%.
•Operating income increased $59 million, to $224 million in 2025.
•Net income increased $33 million to $115 million in 2025.
•Adjusted EBITDA increased $33 million, or 9.3%, to $389 million in 2025. As a percentage of net sales, Adjusted EBITDA was 4.2% in 2025, compared to 4.0% in 2024.
Net Sales
Net sales increased $402 million or 4.5%, to $9,351 million in 2025, driven by case volume growth and food cost inflation of 3.0%. Total case volume increased 1.1% driven by a 2.5% increase in independent restaurant case volume, a 6.1% increase in healthcare volume, a 3.6% increase in hospitality volume, partially offset by a 4.3% decrease in chain volume. Total organic case volume increased 0.1% and organic independent restaurant case volume increased 1.3%. Organic broadline cases of private brands represented approximately 34% of total cases in 2025 and 2024.
Gross Profit
Gross profit increased $119 million, or 8.0%, to $1,614 million in 2025, primarily as a result of an increase in total case volume, improved cost of goods sold, pricing optimization, and a favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $5 million in 2025 compared to an expense of $45 million in 2024, driven by inflation. Gross profit as a percentage of net sales was 17.3% in 2025, compared to 16.7% in 2024.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $60 million, or 4.5%, to $1,390 million in 2025. Operating expenses increased primarily as a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 14.9% in both 2025 and 2024.
Operating Income
Our operating income was $224 million in 2025, compared to operating income of $165 million in 2024. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $1 million in 2025 and other income—net of $1 million in 2024.
Interest Expense—Net
Interest expense—net decreased $2 million to $77 million in 2025 primarily due to lower interest rates in 2025 compared to 2024.
Income Taxes

For the 13 weeks ended March 29, 2025, the Company’s effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit $6 million, primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended March 30, 2024, the Company’s effective income tax rate of 6% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $15 million related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation and a tax expense of $3 million, primarily related to adjustments to prior year provision estimates.

Net Income
Our net income was $115 million in 2025, compared to a net income of $82 million in 2024. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of March 29, 2025, the Company had approximately $1.8 billion in cash and available liquidity.
Indebtedness

Debt Description	Maturity	Interest Rate as of March 29, 2025	Carrying Value as of March 29, 2025	Carrying Value as of December 28, 2024
ABL Facility	December 7, 2027	5.67%	$75	$223
2021 Incremental Term Loan Facility (net of $1 and $0 of unamortized deferred financing costs, respectively)	November 22, 2028	6.07%	609	610
2024 Incremental Term Loan Facility (net of $8 and $8 of unamortized deferred financing costs, respectively)	October 3, 2031	6.07%	717	717
Senior Notes due 2028 (net of $3 and $4 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	497	496
Senior Notes due 2029 (net of $5 and $5 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	895	895
Senior Notes due 2030 (net of $3 and $3 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	497	497
Senior Notes due 2032 (net of $4 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	496
Senior Notes due 2033 (net of $3 and $4 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	497	496
Obligations under financing leases	2025–2037	1.26%-8.31%	514	490
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,805	4,928
Current portion of long-term debt			(116)	(109)
Long-term debt			$4,689	$4,819

We had outstanding borrowings totaling $75 million and had issued letters of credit totaling $567 million under the ABL Facility as of March 29, 2025. There was remaining capacity of $1,658 million under the ABL Facility as of March 29, 2025. Subsequent to the fiscal quarter ended March 29, 2025, outstanding letters of credit were reduced by approximately $118 million after additional surety bonds were issued in the first quarter of 2025 to secure the Company’s obligations with respect to its insurance program.
As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our available liquidity and capital resources.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.5 billion of restricted payment capacity under these covenants and approximately $2.1 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of March 29, 2025.
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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	13 Weeks Ended
	March 29, 2025	March 30, 2024

Net income	$115	$82
Changes in operating assets and liabilities	122	(78)
Other adjustments	154	135
Net cash provided by operating activities	391	139
Net cash used in investing activities	(130)	(86)
Net cash used in financing activities	(219)	(55)
Net increase in cash, cash equivalents and restricted cash	42	(2)
Cash, cash equivalents and restricted cash−beginning of period	59	269
Cash, cash equivalents and restricted cash−end of period	$101	$267
Operating Activities
Cash flows provided by operating activities was $391 million for the 13 weeks ended March 29, 2025, representing an increase of $252 million as compared to cash flows provided by operating activities of $139 million for the 13 weeks ended March 30, 2024, due to changes in operating assets and liabilities for the 13 weeks ended March 29, 2025 compared to the 13 weeks ended March 30, 2024.
Investing Activities
During the 13 weeks ended March 29, 2025, the Company completed the asset acquisition of Jake’s Finer Foods. Cash paid for the acquisition of Jake’s Finer Foods consisted of cash of approximately $85 million. Investing activities for the 13 weeks ended March 29, 2025, also included the cash proceeds from the sale of Freshway of $38 million. In addition, cash flows used in investing activities in the 13 weeks ended March 29, 2025 and March 30, 2024 included cash expenditures of $84 million and $87 million, respectively, related to investments in information technology, property and equipment and maintenance of distribution facilities.
We expect total cash capital expenditures in fiscal year 2025 to be between $375 million and $425 million. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.
Financing Activities
Cash flows used in financing activities in the 13 weeks ended March 29, 2025 included $147 million in net payments under the ABL Facility and $23 million in scheduled payments under our financing leases. Financing activities in the 13 weeks ended March 29, 2025 also included $23 million common stock repurchased under the Amended Share Repurchase Program, $6 million of proceeds received from stock purchases under our employee stock purchase plan, $1 million of proceeds from the exercise of employee stock options, which were offset by $33 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows used by financing activities in the 13 weeks ended March 30, 2024 included $31 million of scheduled payments under our Term Loan Facilities and financing leases, $14 million for repricing of the 2021 Incremental Term Loan Facility, $1 million of financing fees related to the 2021 Incremental Term Loan Facility repricing and no net payments under the ABL Facility. Financing activities in the 13 weeks ended March 30, 2024 also included $13 million common stock repurchased under the Amended Share Repurchase Program, $5 million of proceeds received from stock purchases under our employee stock purchase plan, $5 million of proceeds from the exercise of employee stock options and $20 million of employee tax withholdings paid in connection with the vesting of stock awards.
Other Obligations and Commitments
There have been no material changes in the Company’s cash obligations and commitments since the end of fiscal year 2024. Refer to Item 7 of our 2024 Annual Report for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2024.

Retirement Plans
See Note 11, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.
Off-Balance Sheet Arrangements
We had $567 million of letters of credit outstanding primarily securing the Company’s obligations with respect to its insurance program and certain real estate leases, under the ABL Facility as of March 29, 2025. For the 13 weeks ended March 29, 2025 and for the fiscal year ended December 28, 2024, we held approximately $176 million and $58 million of surety bonds, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs. In certain cases, surety bonds may be used as an alternative to letters of credit. Subsequent to the fiscal quarter ended March 29, 2025, outstanding letters of credit were reduced by approximately $118 million after additional surety bonds were issued in the first quarter of 2025 to secure the Company’s obligations with respect to its insurance program.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 13 weeks ended March 29, 2025.
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

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate hedges as a tool to achieve that position. In April 2023, the Company entered into two, two-year rate cap agreements, which matured on April 30, 2025 with a total notional amount of $450 million. The interest rate cap agreements effectively capped the interest rate on approximately 34% of the principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities was 5% on the notional amount covered by the interest rate cap agreements. We may, in the future, enter into additional interest rate hedges, the risks of which include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.

On April 10, 2025, the Company entered into an interest rate cap agreement. This cap agreement has a total notional amount of $450 million, will mature on April 30, 2026, and effectively caps the interest rate on approximately 34% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap.
As of March 29, 2025, the Term Loan Facility, ABL Facility and certain variable rate finance leases, which were approximately 30% of the Company’s total debt, bore interest at a floating rate. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $16 million per year (see Note 9, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $171 million during the fiscal year ended December 28, 2024. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, growing our fleet of electric vehicles and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 29, 2025, we had diesel fuel forward purchase commitments totaling $29 million, which lock approximately 34% of our projected diesel fuel purchase needs through December 2025. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $8 million in additional fuel cost on uncommitted volumes through December 2025.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information relating to legal proceedings, see Note 14, Commitments and Contingencies, in our consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors” of the 2024 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On November 2, 2022, our Board of Directors approved a share repurchase program (“Original Share Repurchase Program”) under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. On June 1, 2024, the Board approved, and on June 5, 2024, the Company announced, an increase in the amount of common stock that could be purchased under the Original Share Repurchase Program to $1 billion (“Amended Share Repurchase Program”). As of March 29, 2025, there was approximately $52 million in remaining funds authorized under the Amended Share Repurchase Program. For the 13 weeks ended March 29, 2025, the Company repurchased 328,000 shares at an aggregate purchase price of approximately $23 million under the Amended Share Repurchase Program.
The following table summarizes repurchases of US Foods common stock for the 13 weeks ended March 29, 2025:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
December 29, 2024 through February 1, 2025	328,000	$70.31	328,000	$52
February 2, 2025 through March 1, 2025	—	—	—	52
March 2, 2025 through March 29, 2025	—	—	—	52
Total	328,000	$70.31	328,000
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

On May 7, 2025, the Board authorized a new share repurchase program of up to $1 billion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

No Adoption or Termination of Trading Arrangements

During the quarter ended March 29, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

US FOODS HOLDING CORP.
(Registrant)

Date:	May 8, 2025	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chief Executive Officer

Date:	May 8, 2025	By:	/s/ ANNMARIE LOBRED
AnnMarie Lobred
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)