Form 10-Q
period 2025-06-28
US Foods Holding Corp.
filed 2025-08-07
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
225,171,616 shares of the registrant’s common stock were outstanding as of August 1, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	June 28, 2025	December 28, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61	$59
Accounts receivable, less allowances of $29 and $24	2,104	1,957
Vendor receivables, less allowances of $8 and $7	241	167
Inventories—net	1,574	1,626
Prepaid expenses	154	146
Assets held for sale	—	8
Other current assets	21	11
Total current assets	4,155	3,974
Property and equipment—net	2,562	2,398
Goodwill	5,767	5,766
Other intangibles—net	814	836
Other assets	492	429
Noncurrent assets held for sale	—	33
Total assets	$13,790	$13,436
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$181	$216
Accounts payable	2,529	2,231
Accrued expenses and other current liabilities	731	732
Current portion of long-term debt	118	109
Liabilities held for sale	—	8
Total current liabilities	3,559	3,296
Long-term debt	4,713	4,819
Deferred tax liabilities	354	335
Other long-term liabilities	538	447
Noncurrent liabilities held for sale	—	11
Total liabilities	9,164	8,908
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 256.2 issued and 228.5 outstanding as of June 28, 2025, and 254.7 issued and 230.5 outstanding as of December 28, 2024	3	3
Additional paid-in capital	3,780	3,748
Retained earnings	2,342	2,003
Accumulated other comprehensive income	43	43
Treasury Stock, 27.7 and 24.2 shares, respectively	(1,542)	(1,269)
Total shareholders’ equity	4,626	4,528
Total liabilities and shareholders' equity	$13,790	$13,436
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 weeks ended		26 weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$10,082	$9,709	$19,433	$18,658
Cost of goods sold	8,305	8,003	16,042	15,457
Gross profit	1,777	1,706	3,391	3,201
Operating expenses:
Distribution, selling and administrative costs	1,403	1,354	2,788	2,671
Restructuring activity and asset impairment charges	2	(1)	7	12
Total operating expenses	1,405	1,353	2,795	2,683
Operating income	372	353	596	518
Other (income) expense—net	(2)	3	(3)	2
Interest expense—net	74	81	151	160
Income before income taxes	300	269	448	356
Income tax provision	76	71	109	76
Net income	224	198	339	280
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	—	1	—	3
Comprehensive income	$224	$199	$339	$283
Net income	$224	$198	$339	$280

Net income per share
Basic (Note 10)	$0.97	$0.81	$1.47	$1.14
Diluted (Note 10)	$0.96	$0.80	$1.45	$1.13
Weighted-average common shares outstanding
Basic (Note 10)	230	246	230	245
Diluted (Note 10)	233	248	234	248
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 28, 2024	254.7	$3	$3,748	$2,003	24.2	$(1,269)	$43	$4,528
Share-based compensation expense	—	—	22	—	—	—	—	22
Proceeds from employee share purchase plan	0.1	—	6	—	—	—	—	6
Vested restricted stock units, net	1.0	—	—	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(33)	—	—	—	—	(33)
Common stock repurchased	—	—	—	—	0.3	(23)	—	(23)
Net income	—	—	—	115	—	—	—	115
BALANCE—March 29, 2025	255.8	$3	$3,744	$2,118	24.5	$(1,292)	$43	$4,616
Share-based compensation expense	—	—	23	—	—	—	—	23
Proceeds from employee share purchase plan	0.1	—	10	—	—	—	—	10
Vested restricted stock units, net	0.1	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	4	—	—	—	—	4
Tax withholding payments for net share-settled equity awards	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	—	—	—	—	3.2	(250)	—	(250)
Net income	—	—	—	224	—	—	—	224
BALANCE—June 28, 2025	256.2	$3	$3,780	$2,342	27.7	$(1,542)	$43	$4,626

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 30, 2023	252.9	$3	$3,663	$1,509	7.8	$(311)	$(115)	$4,749
Share-based compensation expense	—	—	15	—	—	—	—	15
Proceeds from employee share purchase plan	0.1	—	5	—	—	—	—	5
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	5	—	—	—	—	5
Tax withholding payments for net share-settled equity awards	—	—	(20)	—	—	—	—	(20)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	2	2
Common stock repurchased	—	—	—	—	0.3	(13)	—	(13)
Net income	—	—	—	82	—	—	—	82
BALANCE—March 30, 2024	253.9	$3	$3,668	$1,591	8.1	$(324)	$(113)	$4,825
Share-based compensation expense	—	—	15	—	—	—	—	15
Proceeds from employee share purchase plan	0.2	—	9	—	—	—	—	9
Vested restricted stock units—net	0.1	—	—	—	—	—	—	—
Exercise of stock options	0.1	—	4	—	—	—	—	4
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	0.7	(41)	—	(41)
Net income	—	—	—	198	—	—	—	198
BALANCE—June 29, 2024	254.3	$3	$3,696	$1,789	8.8	$(365)	$(112)	$5,011
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	26 weeks ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$339	$280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227	213
Deferred tax provision (benefit)	15	(11)
Share-based compensation expense	45	30
Provision for doubtful accounts	17	15
Other non-cash activities	1	4
Changes in operating assets and liabilities:
Increase in receivables	(230)	(181)
Decrease in inventories	65	19
(Increase) decrease in prepaid expenses and other assets	(18)	13
Increase in accounts payable and cash overdraft liability	268	277
Decrease in accrued expenses and other liabilities	(4)	(38)
Net cash provided by operating activities	725	621
Cash flows from investing activities:
Proceeds from sales of property and equipment	5	2
Proceeds from divestitures	38	—
Purchases of property and equipment	(161)	(156)
Cash paid for acquisitions	(87)	(214)
Net cash used in investing activities	(205)	(368)
Cash flows from financing activities:
Principal payments on debt and financing leases	(4,303)	(1,568)
Principal payments on debt repricing	—	(14)
Proceeds from debt repricing	—	14
Proceeds from debt borrowings	4,069	1,503
Repurchase of common stock	(270)	(54)
Debt financing costs and fees	—	(1)
Proceeds from employee stock purchase plan	16	14
Proceeds from exercise of stock options	5	9
Purchase of interest rate caps	(1)	—
Tax withholding payments for net share-settled equity awards	(34)	(20)
Net cash used in financing activities	(518)	(117)
Net increase in cash, cash equivalents and restricted cash	2	136
Cash, cash equivalents and restricted cash—beginning of period	59	269
Cash, cash equivalents and restricted cash—end of period	$61	$405
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	149	147
Income taxes paid—net	80	57
Property and equipment purchases included in accounts payable	45	29
Leased assets obtained in exchange for financing lease liabilities	135	94
Leased assets obtained in exchange for operating lease liabilities	68	19
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

The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of June 28, 2025 or December 28, 2024. Customer receivables, which are included in accounts receivable, less allowances in the Company’s Consolidated Balance Sheets, were $2.1 billion and $2.0 billion as of June 28, 2025 and December 28, 2024, respectively.

The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $58 million and $43 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of June 28, 2025 and December 28, 2024, respectively, and $62 million and $50 million included in other assets in the Company’s Consolidated Balance Sheets as of June 28, 2025 and December 28, 2024, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 weeks ended		26 weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Meats and seafood	$3,554	$3,329	$6,761	$6,305
Dry grocery products	1,689	1,687	3,305	3,301
Refrigerated and frozen grocery products	1,679	1,641	3,281	3,192
Dairy	1,096	1,009	2,153	1,936
Equipment, disposables and supplies	971	922	1,832	1,786
Beverage products	600	558	1,148	1,067
Produce	493	563	953	1,071
Total net sales	$10,082	$9,709	$19,433	$18,658

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

IWC Food Service—During the fiscal quarter ended June 29, 2024, the Company acquired IWC Food Service, a broadline distributor in Tennessee, for a purchase price of $220 million (less the amount of cash received, which was $6 million) for a net purchase price of $214 million, subject to adjustments. The acquisition, which was a stock acquisition, was funded with cash from operations and allows US Foods to further expand its reach into Tennessee and distribution channels to the southeast United States.

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

The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $568 million and $549 million as of June 28, 2025 and December 28, 2024, respectively. As a result of changes in LIFO reserves, cost of goods increased $14 million for the 13 weeks ended June 28, 2025 and there was no change in cost of goods sold for the 13 weeks ended June 29, 2024, resulting from LIFO reserves. As a result of changes in LIFO reserves, cost of goods increased $19 million and $45 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively.

6.    PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of June 28, 2025 and December 28, 2024, property and equipment-net included accumulated depreciation of $3,402 million and $3,303 million, respectively. Depreciation expense was $102 million and $96 million for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively and $200 million and $189 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively.

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

Customer relationships, noncompete agreements and amortizable trade names are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, noncompete agreements and amortizable trade names are amortized over their estimated useful lives (which range from 3 to 15 years). Amortization expense was $13 million and $12 million for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $27 million and $24 million for the 26 weeks ended June 28, 2025 and June 29, 2024.

Goodwill and other intangibles—net consisted of the following:

	June 28, 2025	December 28, 2024
Goodwill	$5,767	$5,781
Reclassification to assets held for sale(1)	—	(15)
Total Goodwill	5,767	5,766
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$803	$798
Accumulated amortization	(269)	(241)
Net carrying value	534	557
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(2)
Net carrying value	2	2
Noncompete agreements—amortizable:
Gross carrying amount	9	8
Accumulated amortization	(2)	(2)
Net carrying value	7	6
Brand names and trademarks—not amortizing	271	271
Total other intangibles—net	$814	$836

1. Relates to the reclassification of goodwill allocated for the Freshway divestiture.. Refer to Note 4 Acquisitions and Divestitures for additional information.

The change in goodwill is attributable to the Freshway divestiture, offset by the Jake’s Finer Foods acquisition in the first quarter of 2025. The increase in the gross carrying amount of customer relationships and noncompete agreements is attributable to the Jake’s Finer Foods acquisition.

The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 26 weeks ended June 28, 2025 and June 29, 2024.

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

Derivative Financial Instruments

The Company has in the past, and may in the future, use interest rate hedges, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two, two-year rate cap agreements, which matured on April 30, 2025, with a total notional amount of $450 million (“2023 interest rate caps”). On April 10, 2025, the Company entered into a one-year interest rate cap agreement, which will mature on April 30, 2026, with a total notional amount of $450 million (“2025 April interest rate cap”). In June 2025, the Company entered into another one-year interest rate cap agreement effective April 30, 2026 which will mature on April 30, 2027 with a notional amount of $450 million (“2025 June interest rate cap”). The 2025 April interest rate cap and the 2025 June interest rate cap hedges effectively cap the interest rate on approximately 34% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the 2025 April interest rate cap and the 2025 June interest rate cap. The Company’s derivative financial instruments are classified as Level 2 assets. As of June 28, 2025 and December 28, 2024, the fair value of the Company’s Level 2 assets recorded within other current assets was immaterial for both periods.

The Company records its interest rate caps within other current assets in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate.

The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive income, net of tax and reclassified from accumulated other comprehensive income, net of tax to interest expense within the Company’s Consolidated Statement of Comprehensive Income during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate caps during the 13 weeks and 26 weeks ended June 28, 2025. During the next twelve months, the Company estimates an immaterial amount will be reclassified from accumulated other comprehensive income to income.

Other Fair Value Measurements

The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.

The fair value of the Company’s total debt approximated $4.9 billion and $4.8 billion as of June 28, 2025 and December 28, 2024, respectively, as compared to its carrying value of $4.8 billion and $4.9 billion as of June 28, 2025 and December 28, 2024, respectively.

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

9.    DEBT

Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of June 28, 2025	Carrying Value as of June 28, 2025	Carrying Value as of December 28, 2024
ABL Facility	December 7, 2027	7.50%	$48	$223
2021 Incremental Term Loan Facility (net of $1 and $0 of unamortized deferred financing costs, respectively)	November 22, 2028	6.08%	609	610
2024 Incremental Term Loan Facility (net of $8 and $8 of unamortized deferred financing costs, respectively)	October 3, 2031	6.08%	715	717
Senior Notes due 2028 (net of $3 and $4 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	497	496
Senior Notes due 2029 (net of $4 and $5 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	896	895
Senior Notes due 2030 (net of $3 and $3 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	497	497
Senior Notes due 2032 (net of $4 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	496
Senior Notes due 2033 (net of $3 and $4 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	497	496
Obligations under financing leases	2025–2032	1.26%-8.31%	568	490
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,831	4,928
Current portion of long-term debt			(118)	(109)
Long-term debt			$4,713	$4,819

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s periodic election, Term Secured Overnight Financing Rate (“Term SOFR”) or Adjusted Borrowing Rate (“ABR”), as described in the ABL Facility, plus the following margin and credit spread adjustment:

Borrowing Election	Margin based on USF’s excess availability under the ABL Facility	Margin at June 28, 2025	Credit Spread Adjustment	SOFR Floor
ABR	0.00% to 0.50%	0.00%	N/A	N/A
Term SOFR	1.00% to 1.50%	1.00%	0.10%	0.00%

On April 30, 2024, the ABL Facility was amended to provide certain providers of supply chain financings a security interest in certain assets of the Company under the ABL Facility.

The Company had outstanding borrowings totaling $48 million, and had outstanding letters of credit totaling $315 million, under the ABL Facility as of June 28, 2025. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to certain real estate leases. There was available capacity of $1,937 million under the ABL Facility as of June 28, 2025. During the 26 weeks ended June 28, 2025, outstanding letters of credit were reduced by approximately $254 million after additional surety bonds were issued in the first and second quarter of 2025 to secure the Company’s obligations with respect to its insurance program.

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

As of June 28, 2025, the Term Loan Facility, ABL Facility and certain variable rate finance leases, which were approximately 29% of the Company’s total debt, bore interest at a floating rate.

Debt Covenants

The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.6 billion of restricted payment capacity under these covenants, and approximately $2.0 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of June 28, 2025.

10.    STOCKHOLDERS’ EQUITY
Earnings Per Share

The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.

Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applied the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. For the 13 weeks ended June 28, 2025, share-based awards representing less than 1 million underlying common shares were not included in the computation because the effect would have been anti-dilutive. For the 13 weeks ended June 29, 2024, there were no anti-dilutive shares excluded from the dilutive share-based calculation. For both the 26 weeks ended June 28, 2025 and June 29, 2024, share-based awards representing 1 million underlying common shares were not included in the computation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	13 weeks ended		26 weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income	$224	$198	$339	$280
Denominator:
Weighted-average common shares outstanding—basic	230	246	230	245
Effect of dilutive share-based awards	3	2	4	3
Weighted-average common shares outstanding—diluted	233	248	234	248
Net income per share
Basic	$0.97	$0.81	$1.47	$1.14
Diluted	$0.96	$0.80	$1.45	$1.13
Share Repurchase Programs
On November 2, 2022, our Board of Directors approved a share repurchase program (“2022 Share Repurchase Program”) under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. On June 1, 2024, the Board approved an increase in the amount of common stock that could be purchased under the 2022 Share Repurchase Program to $1 billion (collectively, the “Original Share Repurchase Program”). On May 7, 2025, the Board of Directors approved, and on May 8, 2025, the Company announced a new share repurchase program (“New Share Repurchase Program”) under which the Company is authorized to repurchase up to an additional $1 billion of its outstanding common stock. As of June 28, 2025, there were no remaining funds authorized under the Original Share Repurchase Program and approximately $802 million in remaining funds authorized under the New Share Repurchase Program.
For the 13 weeks ended June 28, 2025, the Company repurchased 701,813 shares at an aggregate purchase price of approximately $52 million under the Original Share Repurchase Program inclusive of fees, commissions, and the related 1% excise tax, and 2,527,678 shares at an aggregate purchase price of approximately $198 million under the New Share Repurchase Program inclusive of fees, commissions, and the related 1% excise tax. For the 26 weeks ended June 28, 2025, the Company repurchased 1,029,813 shares at an aggregate purchase price of approximately $75 million under the Original Share Repurchase Program inclusive of fees, commissions, and the related 1% excise tax and 2,527,678 shares at an aggregate purchase price of approximately $198 million under the New Share Repurchase Program inclusive of fees, commissions, and the related 1% excise tax.
The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Under the New Share Repurchase Program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The New Share Repurchase Program does not obligate the Company to acquire any particular amount of shares, and the New Share Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. The New Share Repurchase Program does not have an expiration date.

11.    RETIREMENT PLANS

The Company sponsors various retirement plans for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.

Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $22 million and $21 million for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $44 million and $42 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively.

The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $16 million and $14 million for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $32 million and $29 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively.

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

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in accumulated other comprehensive income (loss) by component for the periods presented:

	13 weeks ended		26 weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Accumulated other comprehensive income (loss) components
Retirement benefit obligations:
Balance as of beginning of period (1)	$42	$(114)	$42	$(116)
Reclassification adjustments:
Amortization of net loss(2) (3)	—	1	—	3
Balance as of end of period(1)	$42	$(113)	$42	$(113)

Interest rate Caps:
Balance at beginning of period(1)	$1	$1	$1	$1
Change in fair value of interest rate caps	—	—	—	—
Balance at end of period(1)	$1	$1	$1	$1

Accumulated other comprehensive income (loss) at end of period(1)	$43	$(112)	$43	$(112)

(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs.
(3)    Included in other expense—net in the Company’s Consolidated Statements of Comprehensive Income.

Included in the retirement benefit obligations balance for the 13 weeks and 26 weeks ended June 28, 2025 is $45 million of tax effects, $44 million of which represents tax effects on items within accumulated other comprehensive income (loss) related to the Tax Cuts and Jobs Act of 2017 and the presence of a valuation allowance in certain historical periods. The Company expects the tax effects to remain in accumulated other comprehensive income (loss) until the Retirement Plan ceases to exist.

13.    INCOME TAXES

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.

The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 26 weeks ended June 28, 2025 and June 29, 2024, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.

For the 13 weeks ended June 28, 2025, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation.

For the 13 weeks ended June 29, 2024, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $1 million and primarily related to excess tax benefits associated with share-based compensation.

For the 26 weeks ended June 28, 2025, the Company’s effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $8 million, primarily related to excess tax benefits associated with share-based compensation.

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

On July 4, 2025, the President of the United States signed the One Big Beautiful Bill Act (“the Act”) into law. The Act made changes to the U.S. tax code including, but not limited to, permanently extending bonus depreciation that permits full expensing of qualified property, removal of the requirement to capitalize and amortize domestic research and development expenditures, and changes to limitations on the deductibility of interest expense. The Company is still in the process of evaluating the full impact of this legislation and will begin reflecting its effects in the third quarter of 2025. The impact of the Act is not expected to have a material impact on the Company’s effective tax rate.

14. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $947 million of purchase orders and purchase contract commitments as of June 28, 2025 to be purchased in the remainder of fiscal year 2025 and continuing through fiscal year 2029 and $167 million of information technology commitments through 2028 that are not recorded in the Company’s Consolidated Balance Sheets.

The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of June 28, 2025 totaled approximately $0.6 billion. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2025	$469
2026	158
2027 and thereafter	—

To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $29 million through December 2026 as of June 28, 2025. Additionally, the Company had electricity forward purchase commitments totaling $2 million through July 2026, as of June 28, 2025. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.

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

Surety Bonds—As of June 28, 2025, the Company had approximately $327 million of surety bonds that were not recorded on the Consolidated Balance Sheets. The surety bonds are primarily used as security against certain insurance program contractual commitments in the normal course of business.

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

The CODM utilizes the U.S. GAAP measurement of consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as allocation of budget between net sales, cost of goods sold, distribution costs and selling and administrative costs. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. In addition, the measure of capital expenditures, depreciation and amortization is reported on the Company’s Consolidated Statements of Cash Flows. The following table presents selected financial information with respect to the Company’s single operating segment for the 13 weeks and 26 weeks ended June 28, 2025 and June 29, 2024:

	13 Weeks Ended		26 weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$10,082	$9,709	$19,433	$18,658
Cost of goods sold	8,305	8,003	16,042	15,457
Distribution costs	657	650	1,300	1,284
Selling and administrative costs	746	704	1,488	1,387
Restructuring activity and asset impairment charges	2	(1)	7	12
Other (income) expense—net	(2)	3	(3)	2
Interest expense—net	74	81	151	160
Income tax provision	76	71	109	76
Net income	$224	$198	$339	$280

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)

The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2024 Annual Report. The following discussion and analysis contain certain financial measures that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks and 26 weeks ended June 28, 2025 are compared to the 13 weeks and 26 weeks ended June 29, 2024, unless specifically noted otherwise.

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

Highlights
For the 13 weeks ended June 28, 2025, compared to the same period a year ago, total case volume increased 0.9%, driven by a 2.7% increase in independent restaurant case volume, a 4.9% increase in healthcare volume and a 2.4% increase in hospitality volume, partially offset by a 4.0% decrease in chain volume.
For the 26 weeks ended June 28, 2025, compared to the same period a year ago, total case volume increased 1.0%, driven by a 2.6% increase in independent restaurant case volume, a 5.5% increase in healthcare volume and a 3.0% increase in hospitality volume, partially offset by a 4.2% decrease in chain volume.
For the 13 weeks and 26 weeks ended June 28, 2025, compared to the same period a year ago, total organic case volume increased 0.5% and 0.3%, respectively, which includes 2.3% and 1.8% organic independent restaurant case volume growth for the 13 weeks and 26 weeks ended June 28, 2025, respectively.
Net sales increased $373 million, or 3.8%, and $775 million, or 4.2%, for the 13 weeks and 26 weeks ended June 28, 2025, respectively, driven by case volume growth and food cost inflation of 2.5% and 2.7% for the 13 weeks and 26 weeks ended June 28, 2025, respectively.

Gross profit increased $71 million, or 4.2%, to $1,777 million for the 13 weeks ended June 28, 2025, and increased $190 million or 5.9%, to $3,391 million for the 26 weeks ended June 28, 2025. For the 13 weeks ended June 28, 2025 the increase was primarily a result of an increase in total case volume, improved cost of goods sold and inventory management, partially offset by an unfavorable year-over-year LIFO adjustment. For the 26 weeks ended June 28, 2025, the increase was primarily a result of an increase in total case volume, improved cost of goods sold, inventory management and a favorable year-over-year LIFO adjustment. Gross profit was negatively impacted by LIFO expense of $14 million and $19 million, for the 13 weeks and 26 weeks ended June 28, 2025, respectively. Gross profit was not impacted by LIFO benefit or expense for the 13 weeks ended June 29, 2024. Gross profit was negatively impacted by LIFO expense of $45 million for the 26 weeks ended June 29, 2024. As a percentage of net sales, gross profit was 17.6% for both the 13 weeks ended June 28, 2025, and June 29, 2024, and 17.4% and 17.2% for the 26 weeks ended June 28, 2025, and June 29, 2024, respectively.

Total operating expenses increased $52 million, or 3.8%, to $1,405 million for the 13 weeks ended June 28, 2025, and increased $112 million, or 4.2%, to $2,795 million for the 26 weeks ended June 28, 2025. For the 13 weeks and 26 weeks ended June 28, 2025, the increase was primarily a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. As a percentage of net sales, operating expenses were 13.9% for both the 13 weeks ended June 28, 2025 and June 29, 2024, and 14.4% for both the 26 weeks ended June 28, 2025 and June 29, 2024.

Results of Operations

The following table presents selected historical results of operations for the periods indicated:

	13 weeks ended		26 weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Consolidated Statements of Operations:
Net sales	$10,082	$9,709	$19,433	$18,658
Cost of goods sold	8,305	8,003	16,042	15,457
Gross profit	1,777	1,706	3,391	3,201
Operating expenses:
Distribution, selling and administrative costs	1,403	1,354	2,788	2,671
Restructuring activity and asset impairment charges	2	(1)	7	12
Total operating expenses	1,405	1,353	2,795	2,683
Operating income	372	353	596	518
Other (income) expense—net	(2)	3	(3)	2
Interest expense—net	74	81	151	160
Income before income taxes	300	269	448	356
Income tax provision	76	71	109	76
Net income	224	198	339	280
Percentage of Net Sales:
Gross profit	17.6%	17.6%	17.4%	17.2%
Operating expenses	13.9%	13.9%	14.4%	14.4%
Operating income	3.7%	3.6%	3.1%	2.8%
Net income	2.2%	2.0%	1.7%	1.5%
Adjusted EBITDA(1)	5.4%	5.0%	4.8%	4.5%
Other Data:
Cash flows—operating activities	$334	$482	$725	$621
Cash flows—investing activities	(75)	(282)	(205)	(368)
Cash flows—financing activities	(299)	(62)	(518)	(117)
Capital expenditures	77	69	161	156
EBITDA(1)	489	458	826	729
Adjusted EBITDA(1)	548	489	937	845
Adjusted Net Income(1)	277	231	436	365
Free Cash Flow(2)	261	414	569	467
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 weeks ended				26 weeks ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
Net income and Net income margin	$224	2.2%	$198	2.0%	339	1.7%	280	1.5%
Interest expense—net	74		81		151		160
Income tax provision	76		71		109		76
Depreciation expense	102		96		200		189
Amortization expense	13		12		27		24
EBITDA and EBITDA margin	489	4.9%	458	4.7%	826	4.3%	729	3.9%
Adjustments:
Restructuring activity and asset impairment charges(1)	2		(1)		7		12
Share-based compensation expense(2)	23		15		45		30
LIFO reserve adjustment (3)	14		—		19		45
Business transformation costs(4)	13		9		20		18
Business acquisition, integration related costs, divestitures and other(5)	7		8		20		11
Adjusted EBITDA and Adjusted EBITDA margin	548	5.4%	489	5.0%	937	4.8%	845	4.5%
Depreciation expense	(102)		(96)		(200)		(189)
Interest expense—net	(74)		(81)		(151)		(160)
Income tax provision, as adjusted(6)	(95)		(81)		(150)		(131)
Adjusted Net Income	$277		$231		$436		$365
Cash flow
Cash flows from operating activities	$334		$482		$725		$621
Proceeds from sales of property and equipment	4		1		5		2
Capital expenditures	(77)		(69)		(161)		(156)
Free Cash Flow	$261		$414		$569		$467
(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable technology. For both the 13 weeks and 26 weeks ended June 28, 2025 and June 29, 2024, business transformation costs related to projects associated with information technology infrastructure initiatives and workforce efficiencies.
(5)    Includes: (i) aggregate acquisition, integration related costs and divestiture costs of $7 million and $8 million for the 13 weeks and 26 weeks ended June 28, 2025 and June 29, 2024, respectively, and $20 million and $10 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively; and (ii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 weeks ended		26 weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
GAAP income tax provision	$76	$71	$109	$76
Tax impact of pre-tax income adjustments	17	8	33	33
Discrete tax items	2	2	8	22
Income tax provision, as adjusted	$95	$81	$150	$131
Comparison of Results
13 weeks ended June 28, 2025 and June 29, 2024
Highlights
•Net sales increased $373 million, or 3.8%, to $10,082 million in 2025.
•Total case volume increased 0.9% and independent restaurant case volume increased 2.7%.
•Total organic case volume increased 0.5% and organic independent restaurant case volume increased 2.3%.
•Operating income increased $19 million to $372 million in 2025.
•Net income increased $26 million to $224 million in 2025.
•Adjusted EBITDA increased $59 million, or 12.1%, to $548 million in 2025.
•Adjusted EBITDA as a percentage of net sales was 5.4% in 2025, compared to 5.0% in 2024.
Net Sales
Net sales increased $373 million or 3.8%, to $10,082 million in 2025, driven by case volume growth and food cost inflation of 2.5%. Total case volume increased 0.9% driven by a 2.7% increase in independent restaurant case volume, a 4.9% increase in healthcare volume and a 2.4% increase in hospitality volume, partially offset by a 4.0% decrease in chain volume. Total organic case volume increased 0.5% and organic independent restaurant case volume increased 2.3%. Organic broadline cases of private brands represented approximately 35% of total cases in 2025 and 2024.
Gross Profit
Gross profit increased $71 million, or 4.2%, to $1,777 million in 2025, primarily as a result of an increase in total case volume, improved cost of goods sold and pricing optimization, partially offset by an unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $14 million in 2025 compared to no expense in 2024, driven by inflation. Gross profit as a percentage of net sales was 17.6% in both 2025 and 2024.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $52 million, or 3.8%, to $1,405 million in 2025. Operating expenses increased primarily as a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 13.9% in both 2025 and 2024.
Operating Income
Our operating income was $372 million in 2025, compared to operating income of $353 million in 2024. The increase in operating income was due to the factors discussed in the relevant sections above.
Other (Income) Expense—Net
Other (income) expense—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $2 million in 2025 and other expense—net of $3 million in 2024.

Interest Expense—Net
Interest expense—net decreased $7 million to $74 million in 2025 primarily due to lower interest rates and a favorable refinancing in the third quarter of fiscal 2024.
Income Taxes

For the 13 weeks ended June 28, 2025, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit $2 million, primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended June 29, 2024, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions and a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $224 million in 2025, compared to a net income of $198 million in 2024. The improvement in net income was due to the relevant factors discussed above.
26 weeks ended June 28, 2025 and June 29, 2024
Highlights
•Net sales increased $775 million, or 4.2%, to $19,433 million in 2025.
•Total case volume increased 1.0% and independent restaurant case volume increased 2.6%.
•Total organic case volume increased 0.3% and organic independent restaurant case volume increased 1.8%.
•Operating income increased $78 million to $596 million in 2025.
•Net income increased $59 million to $339 million in 2025.
•Adjusted EBITDA increased $92 million, or 10.9%, to $937 million in 2025.
•Adjusted EBITDA as a percentage of net sales was 4.8% in 2025, compared to 4.5% in 2024.
Net Sales
Net sales increased $775 million, or 4.2%, to $19,433 million in 2025, driven by case volume growth and food cost inflation of 2.7%. Total case volume increased 1.0% driven by a 2.6% increase in independent restaurant case volume, a 5.5% increase in healthcare volume, a 3.0% increase in hospitality volume, partially offset by a 4.2% decrease in chain volume. Total organic case volume increased 0.3% and organic independent restaurant case volume increased 1.8%. Organic broadline cases of private brands represented approximately 35% of total cases in both 2025 and 2024.
Gross Profit
Gross profit increased $190 million, or 5.9%, to $3,391 million in 2025, primarily as a result of an increase in total case volume, improved cost of goods sold, pricing optimization, and a favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $19 million in 2025 compared to an expense of $45 million in 2024 driven by inflation. Gross profit as a percentage of net sales was 17.4% in 2025, compared to 17.2% in 2024.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $112 million or 4.2%, to $2,795 million in 2025. Operating expenses increased primarily as a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 14.4% in both 2025 and 2024.
Operating Income
Our operating income was $596 million in 2025, compared to operating income of $518 million in 2024. The increase in operating income was due to the factors discussed in the relevant sections above.

Other (Income) Expense—Net
Other (income) expense—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $3 million in 2025 and other expense—net $2 million in 2024.
Interest Expense—Net
Interest expense—net decreased $9 million to $151 million in 2025 primarily due to lower interest rates and a favorable refinancing in the third quarter of fiscal 2024.
Income Taxes
For the 26 weeks ended June 28, 2025, the Company’s effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $8 million primarily related to excess tax benefits associated with share-based compensation. For the 26 weeks ended June 29, 2024, our effective income tax rate of 21% was equivalent to the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $16 million, primarily related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $7 million, primarily related to excess tax benefits associated with share-based compensation and a tax expense of $3 million, primarily related to adjustments to prior year tax provision estimates.
Net Income
Our net income was $339 million in 2025, compared to net income of $280 million in 2024. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of June 28, 2025, the Company had approximately $2.0 billion in cash and available liquidity.
Indebtedness

Debt Description	Maturity	Interest Rate as of June 28, 2025	Carrying Value as of June 28, 2025	Carrying Value as of December 28, 2024
ABL Facility	December 7, 2027	7.50%	$48	$223
2021 Incremental Term Loan Facility (net of $1 and $0 of unamortized deferred financing costs, respectively)	November 22, 2028	6.08%	609	610
2024 Incremental Term Loan Facility (net of $8 and $8 of unamortized deferred financing costs, respectively)	October 3, 2031	6.08%	715	717
Senior Notes due 2028 (net of $3 and $4 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	497	496
Senior Notes due 2029 (net of $4 and $5 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	896	895
Senior Notes due 2030 (net of $3 and $3 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	497	497
Senior Notes due 2032 (net of $4 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	496
Senior Notes due 2033 (net of $3 and $4 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	497	496
Obligations under financing leases	2025–2032	1.26%-8.31%	568	490
Other debt	January 1, 2031	5.75%	8	8
Total debt			4,831	4,928
Current portion of long-term debt			(118)	(109)
Long-term debt			$4,713	$4,819

We had outstanding borrowings totaling $48 million and had issued letters of credit totaling $315 million under the ABL Facility as of June 28, 2025. There was remaining capacity of $1,937 million under the ABL Facility as of June 28, 2025. During the 26 weeks ended June 28, 2025, outstanding letters of credit were reduced by approximately $254 million after additional surety bonds were issued in the first and second quarter of fiscal year 2025 to secure the Company’s obligations with respect to its insurance program.

As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our available liquidity and capital resources.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.6 billion of restricted payment capacity under these covenants and approximately $2.0 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of June 28, 2025.
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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	26 weeks ended
	June 28, 2025	June 29, 2024

Net income	$339	$280
Changes in operating assets and liabilities	81	90
Other adjustments	305	251
Net cash provided by operating activities	725	621
Net cash used in investing activities	(205)	(368)
Net cash used in financing activities	(518)	(117)
Net increase in cash, cash equivalents and restricted cash	2	136
Cash, cash equivalents and restricted cash−beginning of period	59	269
Cash, cash equivalents and restricted cash−end of period	$61	$405
Operating Activities
Cash flows provided by operating activities was $725 million for the 26 weeks ended June 28, 2025, representing an increase of $104 million as compared to cash flows provided by operating activities of $621 million for the 26 weeks ended June 29, 2024, driven by higher net income for the 26 weeks ended June 28, 2025 compared to the 26 weeks ended June 29, 2024.
Investing Activities
During the 26 weeks ended June 28, 2025, the Company completed the asset acquisition of Jake’s Finer Foods. Cash paid for the acquisition of Jake’s Finer Foods consisted of cash of approximately $87 million. Investing activities for the 26 weeks ended June 28, 2025, also included the cash proceeds from the sale of Freshway of $38 million. In addition, cash flows used in investing activities in the 26 weeks ended June 28, 2025 and June 29, 2024 included cash expenditures of $161 million and $156 million, respectively, related to investments in information technology, property and equipment and improvement of distribution facilities.
We expect total cash capital expenditures in fiscal year 2025 to be between $375 million and $425 million. We expect to fund our capital expenditures with available cash or cash generated from operations.

Financing Activities
Cash flows used in financing activities in the 26 weeks ended June 28, 2025 included $175 million in net payments under the ABL Facility and $77 million in scheduled payments under our financing leases. Financing activities in the 26 weeks ended June 28, 2025 also included $270 million common stock repurchased under the Original Share Repurchase Program and the New Share Repurchase Program, $16 million of proceeds received from stock purchases under our employee stock purchase plan, $5 million of proceeds from the exercise of employee stock options, which were offset by $34 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows used by financing activities in the 26 weeks ended June 29, 2024 included $65 million of scheduled payments under our Term Loan Facilities and financing leases, $14 million for repricing of the 2021 Incremental Term Loan Facility, $1 million of financing fees related to the 2021 Incremental Term Loan Facility repricing and no net payments under the ABL Facility. Financing activities in the 26 weeks ended June 29, 2024 also included $54 million common stock repurchased under the Amended Share Repurchase Program, $14 million of proceeds received from stock purchases under our employee stock purchase plan, $9 million of proceeds from the exercise of employee stock options and $20 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Off-Balance Sheet Arrangements
We had $315 million of letters of credit outstanding primarily securing the Company’s obligations with respect to certain real estate leases, under the ABL Facility as of June 28, 2025.
We held approximately $327 million and $58 million of surety bonds, as of June 28, 2025 and year ended December 28, 2024, respectively, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs . In certain cases, surety bonds may be used as an alternative to letters of credit. For the 26 weeks ended June 28, 2025, outstanding letters of credit were reduced by approximately $254 million after additional surety bonds were issued in the first and second quarter of 2025 to secure the Company’s obligations with respect to its insurance program.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 26 weeks ended June 28, 2025.
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

In April 2023, the Company entered into two, two-year rate cap agreements, which matured on April 30, 2025 with a total notional amount of $450 million. In April 2025, the Company entered into an interest rate cap agreement with a total notional amount of $450 million that will mature on April 30, 2026. In June 2025, the Company entered into an interest rate cap agreement effective April 30, 2026 with a total notional amount of $450 million that will mature on April 30, 2027.

Through April 30, 2027, the Company now has interest rate caps in place that cap the Company’s maximum exposure to the variable component of the interest rate on $450 million of the Term Loan Facilities at 5%, thereby effectively capping the interest rate on approximately 34% of the current outstanding balance of the Term Loan Facilities.
As of June 28, 2025, the Term Loan Facility, ABL Facility and certain variable rate finance leases, which were approximately 29% of the Company’s total debt, bore interest at a floating rate. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $16 million per year (see Note 9, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $171 million during the fiscal year ended December 28, 2024. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, growing our fleet of electric vehicles and assessing fuel surcharges. We typically directly offset approximately 40% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of June 28, 2025, we had diesel fuel forward purchase commitments totaling $29 million, which lock approximately 17% of our projected diesel fuel purchase needs through December 2026. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $22 million in additional fuel cost on uncommitted volumes through December 2026.
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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On November 2, 2022, our Board of Directors approved a share repurchase program (“2022 Share Repurchase Program”) under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. On June 1, 2024, the Board approved, and on June 5, 2024, the Company announced, an increase in the amount of common stock that could be purchased under the 2022 Share Repurchase Program to $1 billion (collectively, the “Original Share Repurchase Program”). On May 7, 2025, the Board of Directors approved, and on May 8, 2025, the Company announced, a new share repurchase program (“New Share Repurchase Program”) under which the Company is authorized to repurchase up to an additional $1 billion of its outstanding common stock. As of June 28, 2025, there were no remaining funds authorized under the Original Share Repurchase Program and approximately $802 million in remaining funds authorized under the New Share Repurchase Program.
For the 13 weeks ended June 28, 2025, the Company repurchased 701,813 shares at an aggregate purchase price of approximately $52 million under the Original Share Repurchase Program inclusive of fees, commissions, and the related 1% excise tax, and 2,527,678 shares at an aggregate purchase price of approximately $198 million under the New Share Repurchase Program inclusive of fees, commissions, and the related 1% excise tax. For the 26 weeks ended June 28, 2025, the Company repurchased 1,029,813 shares at an aggregate purchase price of approximately $75 million under the Original Share Repurchase Program inclusive of fees, commissions, and the related 1% excise tax, and 2,527,678 shares at an aggregate purchase price of approximately $198 million under the New Share Repurchase Program inclusive of fees, commissions, and the related 1% excise tax.
The following table summarizes repurchases of US Foods common stock for the three periods ended June 28, 2025:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
March 30, 2025 through May 3, 2025	—	$—	—	$52
May 4, 2025 through May 31, 2025	2,448,152	76.78	2,448,152	864
June 1, 2025 through June 28, 2025	781,339	79.35	781,339	802
Total	3,229,491	$77.40	3,229,491
(1)    The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Under the New Share Repurchase Program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The New Share Repurchase Program does not obligate the Company to acquire any particular amount of shares, and the New Share Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. The New Share Repurchase Program does not have an expiration date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

No Adoption or Termination of Trading Arrangements

During the quarter ended June 28, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

US FOODS HOLDING CORP.
(Registrant)

Date:	August 7, 2025	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chief Executive Officer

Date:	August 7, 2025	By:	/s/ ANNMARIE LOBRED
AnnMarie Lobred
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)