Form 10-K
period 2025-12-27
US Foods Holding Corp.
filed 2026-02-12
CIK 1665918

thatc

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $19.7 billion (based on the reported closing sale price of the registrant’s common stock on such date on the New York Stock Exchange). 220,541,957 shares of the registrant’s common stock were outstanding as of February 6, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s 2026 Annual Meeting of Stockholders are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 27, 2025.

US Foods Holding Corp.
Annual Report on Form 10-K

Basis of Presentation
We operate on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fiscal fourth quarter. The fiscal years ended December 27, 2025, December 28, 2024 and December 31, 2023 are also referred to herein as fiscal years 2025, 2024 and 2023, respectively. Our fiscal years 2025, 2024 and 2023 were 52-week fiscal years.
Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements about future results of operations, growth opportunities, operational improvements, strategies and other statements which are not purely historical facts or that necessarily depend upon future events. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions (although not all forward-looking statements may contain such words). These statements are not guarantees of future performance or results and are subject to risks, uncertainties and other important factors, many of which are beyond our control, that could cause actual results to differ materially from those expressed in the forward-looking statements, including, among others: changes in consumer eating habits, including economic factors affecting consumer confidence and discretionary spending and the impact of advancements in pharmaceutical therapies, which may reduce the consumption of food prepared away from home; cost inflation/deflation and commodity volatility, including increases in fuel costs; competition; reliance on third party suppliers and interruption of product supply or increases in product costs; changes in our relationships with customers and group purchasing organizations; our ability to increase or maintain the highest margin portions of our business and achieve the expected benefits from cost savings initiatives; the impact of climate change or related regulatory or market measures; the impact of governmental regulations related to our operations, including product safety; product recalls and product liability claims; our reputation in the industry; labor relations, increased labor costs and continued access to qualified labor; the level, interest rates and availability of indebtedness and restrictions under agreements governing our indebtedness; disruption of existing technologies and implementation of new technologies, including artificial intelligence; cybersecurity incidents and other technology disruptions; effective execution on the Company’s growth strategy, including acquisitions and the integration of acquired businesses; risks to the health and safety risks of our associates; adverse judgments or settlements resulting from litigation; extreme weather conditions, natural disasters and other catastrophic events; and the timing and scope of future repurchases by US Foods of its common stock. More information on these risks and other potential factors that could affect the Company’s business, reputation, results of operations, financial condition, and stock price set forth in Item 1A of Part I, “Risk Factors,” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report, as may be updated in the Company’s subsequent filings with the Securities and Exchange Commission. All forward-looking statements included in this Annual Report are based on information available to us on the date hereof. For these statements, the Company claims the protection of the safe harbor for forward-looking statements in the Private Securities Litigation Reform Act. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, the Company does not undertake, and expressly disclaims, any duty or obligation to update publicly and forward-looking statement.

PART I
Item 1. Business
US Foods Holding Corp. and its consolidated subsidiaries are referred to in this Annual Report as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods Holding Corp. conducts all of its operations through its wholly owned subsidiary US Foods, Inc. (“USF”) and its subsidiaries.
Our Company
At US Foods, we strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our brand promise of WE HELP YOU MAKE IT®. Our promise brings three key elements to the forefront for our customers; (1) more quality products, like our large and diverse Exclusive Brand portfolio that is based on consistency, freshness and innovation, (2) more tools, centering on our industry-leading ecommerce platform, MOXē®, and (3) more deliveries, with expanded options for on-time delivery enabled by our traditional broadline services and our convenient and flexible Pronto® program. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer-facing activities.

We supply approximately 250,000 customer locations nationwide. These customer locations include independent restaurants, chain restaurants, healthcare, hospitality, government and education customers. We provide fresh, frozen, and dry food products, as well as non-food items, sourced from thousands of suppliers. Over 4,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs, new business development managers and others that help us provide more comprehensive service to our customers. Our relationship with our customers is further strengthened by our industry-leading MOXē® digital platform that makes it easy for our customers to manage their orders and inventories, while also providing valuable support for their business. Our extensive network of over 70 distribution facilities and fleet of over 6,500 trucks, along with over 90 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
Our Industry
The U.S. foodservice distribution industry has a large number of companies competing in the space, including local, regional, and national foodservice distributors. Foodservice distributors typically fall into three categories, representing differences in customer focus, product offering, and supply chain:
•Broadline distributors who offer a “broad line” of products and services;
•System distributors who carry products specified for large chains; and
•Specialized distributors who primarily focus on specific product categories (e.g., meat or produce) or customer types.
Given our mix of products and services, we are considered a broadline distributor. A number of adjacent competitors also serve the U.S. foodservice distribution industry, including cash-and-carry retailers, commercial wholesale or club, commercial website outlets, and grocery stores. Customer buying decisions are based on the assortment of product offered, quality, price, and service levels.
The U.S. foodservice distribution industry serves different customer types of varying sizes, growth profiles, and product and service requirements, including independent restaurants, regional and national restaurant chains, healthcare customers (such as hospital systems, nursing homes and long-term care facilities), hospitality customers (ranging from large hotel chains to local banquet halls, country clubs, casinos and entertainment complexes), colleges and universities, K-12 schools, and government locations. Our target customer types—independent restaurants, healthcare and hospitality—value foodservice distributors with a broad product offering and value-added services that help them be efficient and effective in running their operations. As described in more detail below, our WE HELP YOU MAKE IT® strategy resonates with these types of customers, and for this reason, we believe our growth prospects with these customers are greater than with other customer types.
In fiscal year 2025, no single customer represented more than 2% of our total customer sales. Sales to our top 50 customers, including group purchasing organizations (“GPOs”), represented approximately 42% of our net sales in fiscal year 2025.
We have entered into contractual relationships with certain GPOs that negotiate pricing, delivery and other terms on behalf of their members. In fiscal year 2025, GPOs accounted for approximately 27% of our net sales. GPOs are primarily comprised of customers in the healthcare, hospitality, education, and government/military industries.

There are several important dynamics affecting the industry, including:
•Impact of evolving consumer tastes and preferences. New dietary trends and advancements in pharmaceutical therapies are reshaping dining behaviors. Some restaurants are responding with lighter options, smaller plates, vegetable-forward dishes and lean proteins, while also embracing flexibility and personalization in menu offerings. At the same time, consumers increasingly demand healthy, authentic choices with fewer artificial ingredients, locally sourced products and sustainable packaging. Ethnic cuisines are becoming mainstream, creating opportunities for innovative offerings and unique dining experiences. To meet these shifting expectations, foodservice distributors will need broader assortments, strong supplier networks, efficient supply chains and rigorous food safety programs, positioning themselves to drive growth, expand margins and improve customer retention.
•Technology in foodservice and Artificial Intelligence (“AI”). Technology and AI are transforming the foodservice industry, driving efficiency and deeper customer engagement. AI-powered tools such as self-ordering kiosks, predictive scheduling, kitchen robotics and real-time inventory systems reduce waste, optimize labor and improve profitability. At the same time, digital solutions, including mobile delivery applications and social media platforms, help independent restaurants compete with larger chains and strengthen customer relationships through personalized insights and services. These innovations enable predictive maintenance, optimized logistics and data-driven menu design, while enhancing customer experiences through chatbots, voice assistants and biometric recognition. As Millennials and Generation Z increasingly influence dining trends, foodservice distributors who invest in advanced technology, analytics and supply chain capabilities may gain a competitive edge, accelerate product adoption and build lasting loyalty.
•Tariffs, inflation and economic pressures. Inflation and rising input costs are creating challenges for both consumers and operators. Customers are increasingly focused on value, not just lower prices, but better quality, evolving portions and experiences that feel sustainable and worthwhile. In response, operators are streamlining menus to reduce complexity and protect margins, favoring smaller, more focused offerings. At the same time, tariffs on imported ingredients, packaging and equipment are impacting costs. These pressures have prompted operators to raise menu prices and shift toward domestic sourcing. Broader inflation is compounding the issue by increasing food, labor and utility expenses, which threatens profitability and may dampen consumer demand. As economic uncertainty persists, operators are strengthening supply chain resilience and adapting strategies to align with evolving consumer spending patterns.
We believe that we have the scale, foresight and agility required to proactively address these trends and, in turn, benefit from higher sales growth, greater customer retention, increased private label penetration, and improved profitability.
Our Business Strategy
Our WE HELP YOU MAKE IT® brand promise is not only founded on our quality products and services but also on our commitment to innovation. Through this strategy, we deliver unmatched value for customers as consultants and business partners, bringing them personalized solutions and tailoring a suite of innovative products and services to fit their needs.
More Quality. Our strategy is anchored in leading quality and innovation through our own Exclusive Brands that span a wide variety of categories including grocery, produce, center-of-the-plate and much more. As a national leader and one-stop shop for quality products, we continually innovate to meet operator concerns around profitability, staffing, and driving traffic. Scoop™, our program that introduces high-quality innovative products multiple times a year, requires a rigorous product development process of extensive research, sourcing the right ingredients and suppliers, and testing at each stage of development to ensure high quality. These products tackle the challenges operators face by offering one or more of these solutions: versatility, labor savings, profit boosting, and on trend. To help meet operator needs to drive traffic, many of our Scoop products focus on increasing consumer demand for sustainability and evolving dietary preferences. In addition to being part of Scoop, these products also connect to our Serve Good® and Serve You™ programs, which includes original products with defined environmental and social attributes to ensure we deliver solutions that matter.
Our Exclusive Brands portfolio is guided by a spirit of innovation and a commitment to delivering superior quality products and value. All of our products, across the spectrum of private brands and price points, are designed to deliver quality, performance and value to our customers.

More Tools. MOXē® is an industry leading platform that makes it easy for our customers to transact with us and run their businesses. MOXē® is our all-in-one foodservice business application built to interact with every part of our customers’ foodservice operation from the palm of an operator’s hand. Placing orders is easy with our time-saving image ordering feature. Simply snap an image of a handwritten order, upload a screenshot of a text message, or even multi-page PDF files. Our smart technology will create the order, so the operator only needs to review for accuracy and click submit. Customers also get AI-powered, real-time delivery alerts and smart business tools like Inventory and a Food Cost Calculator, intended to save time and boost profits. Our new AI-powered Menu IQ tool helps operators better manage their recipes and menu items, helping them have even more control over their profitability and understand the cost of every ingredient. Our Check® Business Tools, a suite of digital solutions designed to help customers modernize operations, simplify staffing and drive diner traffic, are a core component of the More Tools pillar. Operators gain access to tools, including website design, online ordering, efficient staff management, inventory and food cost control, state-of-the-art point-of-sale systems and our exclusive US Foods Menu Design Service. Whether through Check or MOXē, customers using these solutions tend to purchase more products and have stronger commercial relationships with us.
More Deliveries. We’re committed to making it easier for customers to get what they need, when they need it. Our omnichannel approach offers more flexibility, frequency and responsiveness with more trucks, days and deliveries. This includes Scheduled Delivery, which offers delivery service on our customers’ scheduled day and time. US Foods Pronto®, which offers daily deliveries for our customers in high-volume, dense markets with deliveries six days a week and late order times. Customers with Scheduled Delivery can also receive deliveries on their days off through Pronto® Next Day. Our over 90 CHEF’STORE® locations offer a solution between deliveries, particularly for price-conscious and smaller operators. In addition, US Foods Direct®, offers more than 200,000 items online. Customers can explore a wide array of products delivered right to their door via FedEx. This service expands our product assortment by more than double, giving customers access to thousands of specialty items shipped directly from suppliers. Together, these channels, enable our customers to shop their way.
We believe our WE HELP YOU MAKE IT® strategy enables us to reach more customers and create deeper relationships with existing ones, particularly within our target customer types—independent restaurants, healthcare, and hospitality—and drive increased penetration of our private brand products. Further, we believe this strategy positions us to make the most of the continued growth in food-away-from-home consumption and consumer preferences for innovative, on-trend flavors. As an enabler of this strategy, we have invested in embedding continuous improvement in our operations to increase service consistency and efficiency and to engage employees in improving our day-to-day processes.
Acquisitions have also historically played an important role in supporting the execution of our growth strategy. On January 10, 2025, USF completed the acquisition of Jake’s Finer Foods and Gourmet Ranch in Houston, Texas, for a purchase price of $92 million. The acquisition allows US Foods to further expand its reach and distribution channels in the expansive South Texas market. On November 14, 2025, USF completed the acquisition of Shetakis, for a purchase price of $46 million. The acquisition allows US Foods to further expand its reach into Nevada and distribution channels in the southwest United States. Integrating the above acquisitions and realizing synergies from these acquisitions are key priorities for the Company. The Company will selectively pursue acquisition opportunities in the future if they are aligned with and enhance our strategic priorities.
Overview
We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of WE HELP YOU MAKE IT®, which is centered on bringing three key elements to the forefront for our customers: More Quality products, including our large portfolio of Exclusive Brands; More Tools, centering on our MOXē® business platform; and More Deliveries, enabled by our traditional broadline services, Pronto® program and new delivery options.
Products and Brands
We have a broad assortment of products and brands designed to meet customers’ needs. In many categories, we offer products under a spectrum of private brands based on price and quality, covering a range of values and qualities.

The table below presents the sales mix for our principal product categories for fiscal years 2025, 2024 and 2023.

	Fiscal Years
	2025	2024	2023
	(in millions)
Meats and seafood	$13,974	$12,930	$11,953
Dry grocery products	6,685	6,624	6,407
Refrigerated and frozen grocery products	6,635	6,423	6,053
Dairy	4,214	4,036	3,727
Equipment, disposables and supplies	3,631	3,567	3,571
Beverage products	2,338	2,161	1,971
Produce	1,947	2,136	1,915
Total Net sales	$39,424	$37,877	$35,597

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
Suppliers
Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional and local suppliers support targeted geographic initiatives and private label programs requiring regional and local distribution. We purchase from thousands of suppliers, with no suppliers accounting for more than 5% of our aggregate purchases in fiscal year 2025.
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
Our distribution facilities must be registered with the FDA and are subject to periodic government agency inspections by federal and/or state authorities. We have a number of processing facilities for certain meat, poultry, seafood and produce products. These units are registered with and inspected by the USDA (with respect to meat and poultry) and the FDA (with respect to produce and seafood) as applicable. Our CHEF’STORE locations are registered with and inspected by various state and local authorities.
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
Our facilities are subject to inspections under OSHA related to our compliance with certain manufacturing, health and safety standards to protect our employees from accidents. We are also subject to the National Labor Relations Act, which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace.
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
Human Capital Management
Employees
As of December 27, 2025, we employed a total of approximately 30,000 associates. Of these:
•substantially all were employed in the United States and on a full-time basis;
•approximately 70% of our associates were non-exempt, or paid on an hourly basis;
•approximately 6,600 of our associates were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations; and
•approximately 89% of our associates were working in “field” based roles within our broadline distribution, retail operations and broadline support business production facilities, with the remaining 11% working in shared service or corporate roles.
Collective Bargaining Agreements
As of December 27, 2025, we were party to 58 collective bargaining agreements (“CBAs”) covering approximately 6,600, or 22%, of our associates working at 33 (or 43%) of our distribution facilities, 4 of our broadline support business production facilities and 24 of our cash and carry locations. During fiscal year 2025, 17 CBAs covering approximately 1,900 union associates were renegotiated. During fiscal year 2026, 11 CBAs covering approximately 2,100 union associates will be subject to renegotiation. While we have experienced work stoppages from time to time in the past, we generally believe we have good relations with both our union and non-union associates, and we strive to be a well-regarded employer in the communities in which we operate.

Compensation and Benefits
We strive to make a positive difference in the lives of our associates. We are committed to compensation and benefits that respect and reward our associates for their dedication and hard work. All of our exempt associates participate in our incentive plans, which provide eligible associates with cash bonus opportunities based upon the Company’s achievement of financial and other key performance metrics. Under our long-term incentive plan, we grant equity compensation awards, such as stock options, restricted stock units and performance awards, which vest over a period of time, to eligible associates in order to attract and retain key personnel, strengthen their commitment to the welfare of the Company and align their interests with those of our stockholders. Additionally, our comprehensive health and welfare benefits program provides our associates with a variety of medical and dental plans, plus other benefits like vision or critical illness protection. We also offer innovative, no-cost wellness programs, paid time off programs including a paid parental leave policy, an employee assistance program, an employee stock purchase plan, a 401(k) savings plan, and a tuition reimbursement program.
Recruiting, Training and Development
Our ability to attract, develop and retain high-performing associates is crucial to our success, from building trusting relationships with our customers to timely and accurately preparing and delivering orders. We have a program to train interested warehouse associates to become commercial driver’s license Class A delivery drivers. Additionally, through training, mentoring, e-learning and on-the-job development, we help associates at all levels learn and grow, while building a pipeline of diverse talent. Our signature leadership development programs include Gateway to Leadership, Aspire to Grow and Aspire to Lead, which are focused on developing a diverse cohort of leaders in our Company. Our Leadership Foundations program provides training to sales managers, and supervisors and managers in our supply chain organization, and is designed to strengthen leadership capabilities and provide networking opportunities with other leaders across our organization. In addition, we provide training and development programs that enable new associates to be safe and productive including: Sales Readiness, which gives new selling associates tools, resources and peer networking opportunities to help them succeed, and Selector Onboarding, which trains our warehouse selectors on safety, accuracy and performance standards.
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

Information about our Executive Officers
The section below provides information regarding our executive officers as of February 12, 2026:

Name	Age	Position
David E. Flitman	61	Chief Executive Officer
Dirk J. Locascio	53	Executive Vice President, Chief Financial Officer
Timothy D. Johnson	50	Executive Vice President, Chief Legal Officer and Corporate Secretary
Steven M. Guberman	61	Executive Vice President, Nationally Managed Business & Chief Transformation Officer
William S. Hancock	46	Executive Vice President, Chief Supply Chain Officer
David Poe	52	Executive Vice President, Chief Merchandising Officer
Randy J. Taylor	53	Executive Vice President, Field Operations and Local Sales
John A. Tonnison	57	Executive Vice President, Chief Information and Digital Officer
David Works	58	Executive Vice President, Chief Human Resources Officer
Mr. Flitman has served as the Chief Executive Officer since January 2023. Mr. Flitman previously served as Chief Executive Officer and a member of the board of directors of Builders FirstSource, Inc., from April 2021 to December 2022. He also served as President and Chief Executive Officer and a member of the board of directors of BMC Stock Holdings, Inc. from August 2018 until its merger with Builders FirstSource in January 2021. In addition, Mr. Flitman was Executive Vice President of Performance Food Group Company and President and Chief Executive Officer of its Performance Foodservice division from January 2015 to September 2018. From January 2014 to December 2014, Mr. Flitman held Chief Operating Officer and President USA & Mexico roles at Univar Solutions Inc. Mr. Flitman joined Univar in December 2012 as President USA. From November 2011 to September 2012, he served as Executive Vice President and President of Water and Process Services at Ecolab Inc. and from August 2008 to November 2011, he was Senior Executive Vice President of Nalco Holding Company. He also served as President of Allegheny Power System from February 2005 to July 2008. Before holding these executive positions, Mr. Flitman spent nearly 20 years in operational, commercial, and global business leadership positions at DuPont de Nemours, Inc. From July 2017 until November 2023, Mr. Flitman served as a member of the board of directors of Veritiv Corporation and as Chair of the Compensation and Leadership Development Committee. Since July 2025, Mr. Flitman has been a member of the board of directors of Avery Dennison and a member of their Talent and Compensation Committee since December 2025.
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
Timothy D. Johnson has served as Executive Vice President, Chief Legal Officer and Corporate Secretary since December 2025. Prior to joining US Foods, Mr. Johnson served as Executive Vice President, General Counsel and Corporate Secretary for Builders FirstSource, Inc. from January 2021 to December 2025. Prior to Builders FirstSource, he served as Executive Vice President, General Counsel and Corporate Secretary of BMC Stock Holdings, Inc. from January 2019 until its merger with Builders FirstSource in January 2021. Prior to joining BMC Stock Holdings, Inc., Mr. Johnson was Senior Vice President and General Counsel at Ply Gem Holdings, Inc. from June 2008 to January 2019. Prior to Joining Ply Gem Holdings, Inc., Mr. Johnson was Senior Vice President and Regional Counsel for Arysta LifeScience North America from March 2006 to June 2008. Prior to joining Arysta LifeScience North America, Mr. Johnson practiced law at the international law firms of Hunton Andrews Kurth (previously Hunton & Williams) and Wilson, Sonsini, Goodrich & Rosati.
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
The U.S. foodservice distribution industry is sensitive to national, regional and local economic conditions. An uneven level of general U.S. economic activity, uncertainty in the financial markets, inflation, and supply chain disruptions could have an adverse impact on consumer confidence and discretionary spending. A decline in economic activity or the frequency and amount spent by consumers for food prepared away from home, as well as other macroenvironmental factors that could decrease general consumer confidence (including deteriorating economic conditions, heightened volatility in the financial markets, tariffs, inflationary pressure, an uncertain geopolitical environment, trade policies and supply chain disruptions, such as those the global economy is currently facing), may negatively impact our business, financial condition and results of operations. The extent of any such effects on our business, financial condition and results of operations depends in part on the magnitude and duration of such conditions, which cannot be predicted at this time.
Our business is a low-margin business, and our profitability and results of operations are directly affected by cost deflation or inflation, volatile food costs and other factors.
The U.S. foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile food costs have a direct impact on our industry. Our inability to quickly respond to inflationary and deflationary cost pressures could have a material adverse impact on our business, financial condition, or results of operations. We make a significant portion of our sales at prices that are based on the cost of products we sell, plus a margin percentage or markup. As a result, our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation, or periods of rapid inflation, may negatively impact our results of operations as a result of decreased discretionary consumer spending. Such inflation may also reduce our profit margins and earnings if there is a lag between when costs increase and when we are able to pass on all or a portion of such product cost increases along to customers.
Competition in our industry is intense, and we may not be able to compete successfully, which may have an adverse impact on our business, financial condition and results of operations.
The U.S. foodservice distribution industry is highly competitive, with national, multi-regional, regional and local distributors and specialty competitors. Certain of our competitors may have greater scale, financial and other resources than we do in certain markets. In addition, regional and local companies may align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. Such changes may occur particularly during periods of economic uncertainty or significant inflation. These distributors may also rely on local presence as a source of competitive advantage, and they may have a lower cost to serve and other competitive advantages due to geographic proximity. Additionally, we experience competition from cash-and-carry operations, commercial wholesale outlets, warehouse clubs and grocery stores that serve the commercial foodservice marketplace. We also experience competition from online direct food wholesalers and other retailers, and competitors that are utilizing technology, including artificial intelligence and machine learning technologies, which further increase pressure on the industry’s profit margins. We generally do not have exclusive distribution agreements with our customers, and they may switch to other distributors that offer lower prices or differentiated products or customer service. The cost of switching distributors is very low, as are the barriers to entry into the U.S. foodservice distribution industry. We believe most purchasing decisions in the U.S. foodservice distribution industry are based on the type, quality and price of the product and a distributor’s ability to completely and accurately fill orders and provide timely deliveries. Disruptions caused by macroeconomic conditions, inflationary pressure, trade policies, supply chain disruptions, geopolitical events and labor shortages that impact our ability to completely and accurately fill orders and provide timely deliveries of quality products at competitive prices may have an adverse impact on our business, financial condition and results of operations.
We rely on third party suppliers, and our business may be affected by interruption of supplies or increases in product costs.
We obtain most of our foodservice and related products from third party suppliers. We typically do not have long-term contracts with suppliers. Although our purchasing volume can provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies we need in the quantities and at the time and prices requested. Our suppliers may also be affected by higher costs to source or produce and transport products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. We do not control the actual production of most of the products we sell. This means we are also subject to delays caused by interruption in production and increases in product costs based on actions and conditions outside our control. These actions and conditions include changes in supplier pricing practices (including promotional allowances); labor shortages, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers or carriers; government shutdowns; severe weather and climate conditions; rising sea levels or flooding; crop conditions; product or raw material scarcity; water shortages; outbreak of food-borne illnesses; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; impact of climate change; and natural disasters, pandemics, terrorist attacks, international hostilities, civil insurrection or social unrest or any other catastrophic events. Moreover, commodity prices continue to be volatile and generally increased due to supply chain disruptions and labor and transportation shortages. Our inability to obtain adequate supplies of foodservice and related products because of any of these or other factors could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors. Furthermore, any changes to the pricing practices of our suppliers, including the reduction or elimination of promotional allowances, could result in a material adverse effect on our business, financial condition and results of operations.
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
Further, some of our customers purchase their products under arrangements with GPOs. GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us, and we have experienced some pricing pressure from customers associated with a GPO. While no single customer represented more than 2% of our total net sales in fiscal year 2025, approximately 27% of our net sales in fiscal year 2025 were made to customers under terms negotiated by GPOs (including approximately 14% of our net sales in fiscal year 2025 that were made to customers that are members of a single GPO). If an independent restaurant customer becomes a member of a GPO that has a contract with us, we may be forced to lower our prices to that customer, which would negatively impact our operating margin. In addition, if we are unable or unwilling to maintain our relationships with GPOs, or if GPOs are able to negotiate more favorable terms for their members with our competitors, we could lose some or all of that business.
Market competition, customer requirements, customer financial condition and customer consolidation through mergers and acquisitions also could adversely affect our ability to continue or expand our relationships with customers and GPOs. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or GPOs on acceptable terms or at all or collect amounts owed to us from customers. Our customer and GPO agreements are generally terminable upon advance written notice (typically ranging from 30 days to six months) by either us, the customer or GPO, which provides our customers and GPOs with the opportunity to renegotiate their contracts with us or to award additional business to our competitors.
Significant decreases in the number and/or size of our customers’ purchase orders, the loss of one or more of our major customers or GPOs or our inability to grow our current customer base could adversely affect our business, financial condition and results of operations.
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
Fuel costs related to outbound deliveries approximated $174 million during fiscal year 2025. Higher costs of fuel may negatively affect consumer confidence and discretionary spending. This may reduce the frequency and amount spent by consumers for food prepared away from home. In addition, higher costs of fuel may increase the price we pay for products and the costs we incur to deliver products to our customers. We require significant quantities of fuel for our vehicle fleet, and the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including but not limited to geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Although, from time to time, we enter into forward purchase commitments for some of our fuel requirements, these forward purchases may prove ineffective in protecting us from changes in fuel prices or even result in us paying higher than market costs for part of our fuel. In addition, the use of such derivative instruments may expose us to the risk that our counterparties fail to perform their obligations, which could result in financial losses. Furthermore, there is no guarantee that we will be able to pass along increased fuel costs to customers in the future. Each of these factors may, in turn, adversely affect our sales, margins, operating expenses, and operating results.
Changes in consumer eating habits or diets may reduce demand for our products and adversely affect our business, financial condition and results of operations.
Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health, changes to nutritional guidelines or other regulatory or governmental action, advancement of pharmaceutical therapies, new information regarding the health effects of consuming certain foods or shifts away from carbon-intensive products. There is a growing consumer preference for sustainable, organic and locally grown products. Changes to consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in the U.S. in terms of consumer spending, generally seek new and different, as well as more ethnic and diverse, menu options and menu innovation. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the sourcing, ingredients and nutritional content of our food products, or laws and regulations requiring us to make additional disclosures regarding the ingredients and nutritional content of our food products. Compliance with these and other laws and regulations may be costly and time-consuming. If we are not able to effectively adapt our product portfolio to trends in eating habits or respond to changes in consumer health perceptions or resulting new laws and regulations, our business, financial condition and results of operations could be adversely affected.
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
The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (GHG) emissions, energy usage, extended producer responsibility laws and sustainability efforts. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse impact on our business and results of operations.
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
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate an asset may be impaired. Relevant factors, events and circumstances that affect the fair value of goodwill and indefinite-lived intangible assets may include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, the Company completed its most recent annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the third quarter of fiscal year 2025, which resulted in a $13 million impairment during the fiscal year ended December 27, 2025. Impairment analysis requires significant judgment by management and is sensitive to changes in key assumptions used, such as future cash flows, discount rates and growth rates as well as current market conditions in both the United States and globally. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional future impairment charges, which could be material. For more information on the goodwill assessment, see the section captioned “Valuation of Goodwill and Other Intangible Assets” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7, Goodwill and Other Intangibles, in our consolidated financial statements.
Risks Relating to Product Safety and Regulatory Requirements
Our business is subject to significant governmental regulation, and failure to comply with applicable governmental regulations may lead to lawsuits, investigations and other liabilities and restrictions on our operations.
In the course of our operations, we process, handle, store and transport a wide variety of food and non-food products, operate and maintain vehicle fleets, operate forklifts and other equipment, store fuel in on-site aboveground and underground storage tanks, and sell, use and dispose of hazardous substances including in connection with our use of our ammonia or freon-based refrigeration systems, propane, and battery-powered forklifts. Our operations are subject to a broad range of laws and regulations including regulations governing the processing, packaging, storage, distribution, marketing, advertising, labeling, transportation, export, sustainability, quality, safety and sale of our food and non-food products, as well as rights of our employees and the protection of the environment. Changes in legal or regulatory requirements (such as new product safety requirements, extended producer responsibility requirements, revised regulatory requirements for the sourcing, processing, packaging and labeling of products, and requirements to restrict or phase-out certain ingredients, chemicals and ozone-depleting substances or otherwise regulating greenhouse gas emissions), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations including costs to upgrade, phase out, modify or replace products or equipment that could adversely affect our business, financial condition and results of operations. Our product suppliers are also subject to various laws and regulations and their alleged noncompliance with applicable laws and regulations could create potential liability or other adverse impacts for our business. We generally seek contractual representations and warranties from suppliers that they comply with all applicable laws and regulations and we maintain supplier policies requiring their ongoing compliance with applicable laws and regulations as well.
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
If the products we distribute are alleged to cause injury, illness or other damage or to fail to comply with applicable governmental regulations or applicable quality standards, we may need to recall or withdraw products.
As a distributor and manufacturer of food and non-food products, we may be subject to product recalls if the products we distribute or manufacture are alleged to cause injury, illness or other damage, to be mislabeled, misbranded, or adulterated, or to otherwise violate applicable governmental regulations. We may recall products for a variety of reasons including alleged occurrences of food-borne illnesses (such as E. coli, listeriosis, hepatitis A, trichinosis, salmonella, etc.), contamination, adulteration, mislabeling, misbranding, improper storage, or food tampering. We may also choose to voluntarily withdraw products that we determine do not satisfy our quality standards, whether for taste, appearance, spoilage or otherwise, in order to protect customer relationships and our brand and reputation.
Any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation and/or lost sales due to the unavailability of the product for an extended period of time or customer concerns or dissatisfaction could adversely affect our business, financial condition and results of operations. If patrons of our customers become ill from food-borne illnesses, our customers could be forced to temporarily close locations and our sales would correspondingly decrease.
We may experience product liability claims, which could adversely affect our business, financial condition and results of operations.
We may be exposed to potential product liability claims in the event that the products we distribute or manufacture are alleged to have caused injury, illness or other damage or fail to comply with applicable laws and regulations. We believe we have sufficient liability insurance to cover product liability claims. We also generally seek contractual indemnification and insurance coverage from parties supplying products to us. If our current insurance does not continue to be available at a reasonable cost or is inadequate to cover all of our liabilities, or if our indemnification or insurance coverage is limited, as a practical matter, by the creditworthiness of the indemnifying party or the insured limits of our suppliers’ or the insured limits of our suppliers’ insurance coverage, the liability related to allegedly defective products that we distribute or manufacture could adversely affect our business, financial condition and results of operations.
Negative publicity about the Company or our products may adversely impact our reputation and business.
Maintaining a good reputation and public confidence in the safety, quality and integrity of the products we produce and distribute are critical to our business, particularly in selling our private label products. Events like product recalls, occurrences of food-borne illness, or alleged food tampering may cause negative publicity about the quality, safety, sustainability or integrity of our products, whether or not such events are related to our products. Any event that damages our reputation, public confidence or calls into question the safety, quality or integrity of our products, whether justified or not, could quickly and negatively affect our business, financial condition and results of operations. The increased use of social media may increase the likelihood and magnitude of negative publicity across media channels, regardless of its accuracy or the reputability of its source, including as a result of fictitious media content (such as content produced by generative artificial intelligence or bad actors). In addition, it may be difficult to address such negative publicity across media channels.

Risks Relating to Human Capital Management
We face risks related to labor relations and increased labor costs, which could have an adverse effect on our business, financial condition and results of operations.
We employed approximately 30,000 associates as of December 27, 2025, of which approximately 6,600 were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. Any failure to effectively negotiate CBAs could result in work stoppages. From time to time, we may face increased efforts to subject us to multi-location labor disputes, as individual labor agreements expire or labor disputes arise. This would place us at greater risk of being unable to continue to operate one or more facilities, possibly delaying deliveries, or not allowing customers to purchase our products, causing customers to seek alternative distributors or retail locations, or otherwise being materially adversely affected by labor disputes. When there are labor related issues at a facility represented by a local union, sympathy strikes may occur at other facilities that are represented by other local unions. While we generally believe we have good relations with our associates, including the unions that represent some of our associates, a work stoppage due to a failure to renegotiate union contracts or for other reasons could have a material adverse effect on our business, financial condition and results of operations.
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
The success of our business depends on our ability to attract, train, develop and retain a highly skilled and diverse workforce. We rely heavily on our front-line associates, particularly warehouse workers and drivers, and any significant shortage of qualified labor amongst our front-line associates could adversely affect our business. Recruiting and retention efforts (particularly with respect to driver and warehouse personnel) and actions to increase productivity may not be successful, and we could encounter a shortage of qualified employee talent in the future. Shortages of, and increased competition for, qualified employees may result in increased labor costs and could decrease our ability to serve our customers effectively. Additionally, if our employees are unable to work for any reason, whether because of illness, limitations on travel or other government restrictions in connection with any future pandemics, we could face additional shortages of qualified labor and higher labor costs. Any prolonged labor shortage or period of high employee turnover could have an adverse impact on our productivity and have an adverse effect on our business, financial condition and results of operations.
Furthermore, as a government contractor, we are subject to oversight by the Department of Labor’s Office of Federal Contract Compliance Programs, which reviews our employment practices. If an audit or investigation reveals a failure to comply with regulations, we could become subject to civil or criminal penalties and/or administrative sanctions, including government pre-approval of our government contracting activities, termination of government contracts, and suspension or debarment from doing further business with the U.S. government and could also be subject to claims for breach of contract by our customers. Any of these actions could increase our expenses, reduce our revenue and damage our reputation as a reliable government supplier.
Risks Relating to Our Indebtedness
Our level of indebtedness may adversely affect our financial condition and our ability to raise additional capital or obtain financing in the future, react to changes in our business and make required payments on our debt.
We had $5.2 billion of indebtedness outstanding as of December 27, 2025.
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
•we are exposed to the risk of increased interest rates because approximately 34% of the net principal amount of our indebtedness accrued interest at variable rates of interest as of December 27, 2025;
•it may be difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•we may be more vulnerable to general adverse economic and industry conditions;
•we may be at a competitive disadvantage compared to our competitors that may have less debt or lower debt service requirements and they, as a result, may be better positioned to withstand competitive pressures and general adverse economic and industry conditions;
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

Risks Relating to Technology, Information Security and Intellectual Property
As we integrate Artificial Intelligence (“AI”) technologies into our processes, these technologies may present business, compliance, security, and reputational risks.

We previously have and plan to continue to incorporate AI, including machine learning, into certain of our operations, such as sales, support and supply chain, and may in the future incorporate AI into more of our operations. Flaws, breaches or malfunctions in these systems could lead to operational disruptions, data loss, or erroneous decision-making, impacting our operations, financial condition and reputation. Legal challenges may arise, including or as a result of cybersecurity incidents, non-compliance with data protection regulations, and lack of transparency relating to the use of AI. The legal and regulatory landscape and industry standards surrounding AI technologies is rapidly evolving and remains uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Furthermore, the rapid evolution and increasing deployment of AI systems could both intensify our cybersecurity risks, such as data breaches and unauthorized access, and introduce new risks, leading to financial losses, legal liabilities, and reputational damage. We also face competitive risks if we fail to adopt Artificial Intelligence or other machine-learning technologies in a timely manner.

We rely heavily on technology, and we may experience a disruption in existing technology or delay in effectively implementing new technology.
Our ability to serve customers most effectively, as well as to control costs and maximize profits, depends on the reliability of our information technology systems and related data entry processes in our transaction intensive business. We rely on software and other information technology to manage significant aspects of our business, such as purchasing, order processing, warehouse/inventory management, truck loading and logistics and optimization of storage space. We also rely on access to those online systems including through mobile devices to connect with our employees, customers, suppliers and other business partners. The importance of such networks and systems has increased due to many of our employees, and the employees of our customers, suppliers and business partners, working remotely.
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
Cyberattacks have been occurring globally at a more frequent rate and are rapidly and continually evolving, making them more difficult to detect and protect against. Additionally, continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine and recent events in Venezuela, has heightened the risk of cyberattacks. In addition, new technologies, including but not limited to AI, may present new technological risks or vulnerabilities. While cyberattackers have threatened and attempted to breach our security and access the information stored in our information systems, no incident has been material or had a material impact on our business or financial condition. However, there is a risk that we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents. Although we maintain insurance that may, subject to policy terms and conditions, cover certain cyber incidents, it may be insufficient to cover all losses.
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
Historically, a portion of our growth has come through acquisitions. In 2025, we completed two acquisitions - Jake’s Finer Foods and Shetakis.
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
We are subject to income and other taxes in the U.S. and various state and local jurisdictions, and changes in tax laws or regulations or tax rulings may have an adverse impact on our effective tax rate. The U.S. and many state and local jurisdictions where we do business from time to time enact changes in relevant tax, accounting and other laws, regulations and interpretations. Given the unpredictability of possible changes to U.S. federal and state and local tax laws and regulations, it is very difficult to predict their cumulative effect on our results of operations and cash flows, but new and changed laws and regulations could adversely impact our results of operations. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other state and local tax authorities and governmental bodies, for which we regularly assess the likelihood of an adverse outcome. If the ultimate determination of these examinations is that taxes are owed by us for an amount in excess of amounts previously accrued, our business, financial condition and results of operations could be adversely affected.
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
Some of our facilities and our customers’ and suppliers’ facilities are located in areas that may be subject to extreme, and occasionally prolonged, weather conditions, including hurricanes, flooding, tornadoes, blizzards, and extreme cold. Extreme weather conditions, whether caused by global climate change or otherwise, may lead to increased expenses or interrupt our operations in such areas. Furthermore, extreme weather conditions may disrupt critical infrastructure in the United States and interrupt or impede access to our customers’ facilities, reduce the number of consumers who visit our customers’ facilities, interrupt our suppliers’ production or shipments or increase our suppliers’ product costs, all of which could have an adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our internal cybersecurity organization leads a comprehensive, enterprise-wide security program built on recognized industry frameworks and a clear, proactive strategy. We operate a risk-driven model that integrates leading security technologies, leverages both internal expertise and carefully selected external partners, and unites teams across the Company to consistently strengthen our defensive posture.

Our cybersecurity program is designed to protect the confidentiality, integrity and availability of critical assets and information, using a proactive and risk-based approach. We align our program with widely accepted industry best practices and leading security frameworks, and we regularly reassess our capabilities to ensure they adapt to evolving risks and regulatory expectations. Our policies, including our Information Security Policy and Privacy Policy, and procedures are designed to align with industry best practices and comply with regulatory requirements. We also align our payment processing policies and procedures with industry security standards, including the Payment Card Industry Data Security Standard. Throughout the year, we conduct targeted audits and assessments, using both internal and external resources to evaluate key elements. We have developed and implemented a comprehensive program designed to protect the confidentiality of sensitive information, preserve the integrity of critical data and automated processes, and ensure the availability of our information technology capabilities.

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

Governance Framework

Under the oversight of the Audit Committee of our Board of Directors, our cybersecurity function is managed by our Digital and Technology team, led by our Senior Vice President, Chief Information Security Officer, Sara Schmidt, with support from the Internal Audit and Legal functions. Ms. Schmidt has served in the role since 2022. Before joining US Foods, Ms. Schmidt served as Chief Information Security Officer for Farmers Insurance, a national insurance company, from 2019 to 2022, and various other positions from 2015 to 2019. Ms. Schmidt began her career as a cryptography analyst with the National Security Agency (“NSA”), learning best practices and tactics to prevent attacks and counter threat actors. After eight years with the NSA, she transitioned into the private sector, joining Perrigo Company from 2011 to 2015, before joining Farmers Insurance.

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

Item 2. Properties
As of the date of this report, we operated (i) 76 distribution facilities (consisting of more than 20 million square feet), 58 of which are owned by US Foods, (ii) 98 cash and carry locations (consisting of more than 2 million square feet), all of which are leased, and (iii) 14 broadline support business production facilities (consisting of more than 1 million square feet), 9 of which are owned. The leases related to these facilities expire at various dates from 2026 to 2040, although some provide options for us to renew. The table below lists the aggregate square footage, by state for these operating facilities.

Location	Number of Facilities	Square Feet (in thousands)
Alabama	2	439
Alaska	1	131
Arizona	4	493
Arkansas	1	135
California	26	2,379
Colorado	2	501
Connecticut	1	240
Florida	5	1,173
Georgia	4	739
Idaho	6	122
Illinois	4	822
Indiana	1	234
Iowa	1	114
Kansas	1	351
Louisiana	1	207
Michigan	1	276
Minnesota	2	415
Mississippi	1	287
Missouri	3	603
Montana	4	259
Nebraska	2	246
Nevada	5	896
New Hampshire	1	533
New Jersey	3	1,073
New Mexico	1	133
New York	5	533
North Carolina	7	964
North Dakota	2	221
Ohio	2	405
Oklahoma	2	346
Oregon	23	798
Pennsylvania	4	980
South Carolina	6	1,404
Tennessee	4	775
Texas	7	1,266
Utah	3	309
Virginia	6	940
Washington	32	1,580
West Virginia	1	137
Wisconsin	1	173
Total	188	23,634

Owned		16,816	71%
Leased		6,818	29%
In addition, we lease our corporate headquarters in Rosemont, Illinois (consisting of more than 230,000 square feet). We believe that, in the aggregate, our real estate is suitable and adequate to serve the needs of our business.

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
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “USFD”. There were 18,229 holders of record of our common stock as of February 6, 2026. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
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
During the 52 weeks ended December 30, 2023, the Company’s Board of Directors declared dividends on the shares of the Series A Preferred Stock outstanding on March 31, 2023. The Company paid cash dividends in the aggregate of $7 million on the shares of the Series A Preferred Stock. See Note 13, Common Stock and Convertible Preferred Stock, in our consolidated financial statements for further information.
Share Repurchase Program
On November 2, 2022, our Board of Directors approved, and we publicly announced, a Share Repurchase Program (“2022 Share Repurchase Program”) under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. On June 1, 2024, the Board approved an increase in the amount of common stock that could be purchased under the 2022 Share Repurchase Program to $1 billion, effectively increasing the authorization by approximately $843 million (collectively, the “Original Share Repurchase Program”). On May 7, 2025, the Board of Directors approved, and on May 8, 2025, the Company announced a new share repurchase program (the “May 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to an additional $1 billion of its outstanding common stock. On November 24, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase an aggregate of $250 million of the Company’s common stock under the May 2025 Share Repurchase Program. Additionally, on November 24, 2025, the Board of Directors approved, and we publicly announced, a new share repurchase program (“November 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to an additional $1 billion of its outstanding common stock. In the fourth quarter of 2025, under the ASR Agreement, the Company funded $250 million and received a $200 million initial delivery of approximately 2.6 million shares of the Company’s common stock based on a price of $77.41 per share, inclusive of the 1% excise tax. The total number of shares purchased by the Company pursuant to the ASR Agreement will be based on the average of the volume-weighted average prices of the Company’s common stock on specified dates during the term of the ASR Agreement, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement under the ASR Agreement is expected to occur during the first fiscal quarter of the Company’s fiscal year 2026.
In the year ended December 27, 2025, the Company repurchased 11,881,693 shares of its common stock at an aggregate purchase price of approximately $934 million under the Original Share Repurchase Program and the May 2025 Share Repurchase Program, collectively, inclusive of approximately $8 million of fees, commissions, and any related excise tax. As of December 27, 2025, there were no remaining funds authorized under the Original Share Repurchase Program, approximately $90 million in remaining funds authorized under the May 2025 Share Repurchase Program and $1 billion in remaining funds authorized under the November 2025 Share Repurchase Program.
The size and timing of any future repurchases will depend on a number of factors, including share price, general business and market conditions as well as other factors. Under the May 2025 Share Repurchase Program and the November 2025 Share Repurchase Program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The May 2025 Share Repurchase Program and the November 2025 Share Repurchase Program do not obligate the Company to acquire any particular number of shares, and the repurchase programs may be suspended or discontinued at any time at the Company’s discretion. The repurchase authorizations do not have expiration dates.

The following table summarizes repurchases of US Foods common stock in the three months ended December 27, 2025:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
September 28, 2025 through November 1, 2025	1,627,919	$76.78	1,627,919	$342
November 2, 2025 through November 29, 2025	2,609,603	77.41	2,609,603	$1,090
November 30, 2025 through December 27, 2025	—	—	—	$1,090
Total	4,237,522	$77.16	4,237,522
(1)On May 7, 2025, the Board of Directors approved a share repurchase program (“May 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to an additional $1 billion of its outstanding common stock. On November 24, 2025, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase an aggregate of $250 million of the Company’s common stock under the May 2025 Share Repurchase Program. Additionally, on November 24, 2025, the Board of Directors approved a new share repurchase program (“November 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to an additional $1 billion of its outstanding common stock. See Note 13, Common Stock and Convertible Preferred Stock, in our consolidated financial statements for further information.
(2)Reflects reduction of the unsettled accelerated share repurchases of $50 million and includes excise tax on share repurchases.

Stock Performance Graph
The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Staples Distribution & Retail Index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of such indices on December 28, 2019 (the beginning of our fiscal year) and the reinvestment of dividends, as applicable. Performance data for the Company, the S&P 500 Index and the S&P 500 Consumer Staples Distribution & Retail Index is provided as of the last trading day of each of our last five fiscal years.

Stock Performance
US Foods Holding Corp.
S&P 500
S&P Consumer Staples Distribution & Retail
Index Value
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
01/02/21
01/01/22
12/31/22
12/30/23
12/28/24
12/27/25

	01/02/21	01/01/22	12/31/22	12/30/23	12/28/24	12/27/25
US Foods Holding Corp.	$100	$105	$102	$136	$203	$226
S&P 500	100	129	105	133	166	196
S&P Consumer Staples Distribution & Retail Index	100	125	112	130	176	191

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
The following includes a comparison of our consolidated results of operations for fiscal years 2025 and 2024. For a comparison of our consolidated results of operations for fiscal years 2024 and 2023, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 13, 2025.
Overview
At US Foods, we strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of WE HELP YOU MAKE IT®, which is centered on bringing three key elements to the forefront for our customers; (1) More Quality products, including our large portfolio of Exclusive Brands, (2) More Tools, centering on our MOXē® business platform, and lastly, (3) More Deliveries, enabled by our traditional broadline services, Pronto® program and convenient delivery options. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer-facing activities.

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

Fiscal Year 2025 Highlights

Financial Highlights—Total case volume increased 1.0% compared to the prior year driven by a 3.3% increase in independent restaurant case volume, a 4.4% increase in healthcare volume and a 2.9% increase in hospitality volume, partially offset by a 3.5% decrease in chain volume. Total organic case volume increased 0.4% in fiscal year 2025, which includes 2.7% organic independent restaurant case volume growth. Net sales increased $1,547 million, or 4.1%, in fiscal year 2025 driven primarily by case volume growth and food cost inflation of 2.6%.

Gross profit increased $330 million, or 5.1%, to $6,864 million in fiscal year 2025, primarily as a result of an increase in total case volume, improved cost of goods sold and inventory management. As a percentage of net sales, gross profit was 17.4% in fiscal year 2025 and 17.3% in fiscal year 2024.

Total operating expenses increased $230 million, or 4.2%, to $5,665 million in fiscal year 2025, primarily as a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. As a percentage of net sales, operating expenses were 14.4% in fiscal year 2025 and 14.3% in fiscal year 2024.

Results of Operations
The following table presents selected consolidated results of operations of our business for fiscal years 2025, 2024 and 2023:

	Fiscal Year
	2025	2024	2023
	(in millions)
Consolidated Statements of Operations:
Net sales	$39,424	$37,877	$35,597
Cost of goods sold	32,560	31,343	29,449
Gross profit	6,864	6,534	6,148
Operating expenses:
Distribution, selling and administrative costs	5,632	5,412	5,117
Restructuring activity and asset impairment charges	33	23	14
Total operating expenses	5,665	5,435	5,131
Operating income	1,199	1,099	1,017
Other (income) expense—net	(4)	6	(6)
Interest expense—net	305	315	324
Loss on extinguishment of debt	—	10	21
Recognition of net actuarial loss for pension settlement	—	124	—
Income before income taxes	898	644	678
Income tax provision	222	150	172
Net income	676	494	506
Series A convertible preferred stock dividends	—	—	(7)
Net income available to common shareholders	$676	$494	$499
Net income per share:
Basic	$2.98	$2.05	$2.09
Diluted	$2.94	$2.02	$2.02
Weighted-average number of shares used in per share amounts:
Basic	227	241	239
Diluted	230	244	250
Percentage of Net Sales:
Gross profit	17.4%	17.3%	17.3%
Operating expenses	14.4%	14.3%	14.4%
Operating income	3.0%	2.9%	2.9%
Net income	1.7%	1.3%	1.4%
Adjusted EBITDA(1)	4.9%	4.6%	4.4%
Other Data:
Cash flows—operating activities	$1,369	$1,174	$1,140
Cash flows—investing activities	(497)	(552)	(495)
Cash flows—financing activities	(890)	(831)	(587)
Capital expenditures	410	341	309
EBITDA(1)	1,665	1,397	1,397
Adjusted EBITDA(1)	1,932	1,741	1,559
Adjusted Net Income (1)	916	770	658
Free Cash Flow(2)	965	836	841
(1)    EBITDA is defined as net income, plus interest expense—net, income tax provision, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (1) restructuring activity and asset impairment charges; (2) share-based compensation expense; (3) the impact of LIFO reserve adjustments; (4) loss on extinguishment of debt; (5) business transformation costs; (6) recognition of net actuarial loss; and (7) other gains, losses, or costs as specified in the agreements governing our indebtedness. Adjusted EBITDA margin is Adjusted EBITDA divided by total net sales. Adjusted Net Income is defined as net income excluding the items used to calculate Adjusted EBITDA listed above and further adjusted for the tax effect of the exclusions and discrete tax items. EBITDA, Adjusted EBITDA, and Adjusted Net Income as presented in this Annual Report are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP. For additional information, see the discussion under the caption “Non-GAAP Reconciliations” below.

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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	Fiscal Year
	2025		2024		2023
	(in millions)
Net income available to common shareholders and net income margin	$676	1.7%	$494	1.3%	$499	1.4%
Series A convertible preferred stock dividends	—		—		(7)
Net income and net income margin	676	1.7%	494	1.3%	506	1.4%
Interest expense—net	305		315		324
Income tax provision	222		150		172
Depreciation expense	406		384		349
Amortization expense	56		54		46
EBITDA and EBITDA margin	1,665	4.2%	1,397	3.7%	1,397	3.9%
Adjustments:
Restructuring activity and asset impairment charges(1)	33		25		14
Share-based compensation expense (2)	83		63		56
LIFO reserve adjustments(3)	65		61		(1)
Loss on extinguishment of debt(4)	—		10		21
Recognition of net actuarial loss for pension settlement(5)	—		124		—
Business transformation costs(6)	48		39		28
Business acquisition, integration related costs, divestitures and other(7)	38		22		44
Adjusted EBITDA and Adjusted EBITDA margin	1,932	4.9%	1,741	4.6%	1,559	4.4%
Depreciation expense	(406)		(384)		(349)
Interest expense—net	(305)		(315)		(324)
Income tax provision, as adjusted(8)	(305)		(272)		(228)
Adjusted Net Income	$916		$770		$658
Cash flow
Cash flows from operating activities	$1,369		$1,174		$1,140
Proceeds from sales of property and equipment	6		3		10
Capital expenditures	(410)		(341)		(309)
Free Cash Flow	$965		$836		$841
(1)    Consists primarily of severance and related costs, organizational realignment and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Includes early redemption premium and the write-off of certain pre-existing debt issuance costs. See Note 9, Debt, in our consolidated financial statements for additional information.
(5)    Recognition of net actuarial loss for pension settlement represents non-recurring expense for the termination of certain defined benefit plans.
(6)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable technology. For both fiscal years 2025 and 2024, business transformation costs related to projects associated with information technology infrastructure initiatives and related workforce efficiencies. For fiscal year 2023, business transformation costs related to projects associated with information technology infrastructure initiatives.
(7)    Includes: (i) aggregate acquisition, integration related costs and divestiture costs of $32 million for fiscal year 2025, $22 million for fiscal year 2024 and $41 million for fiscal year 2023 (ii) CEO sign on bonus of $3 million for fiscal year 2023 and (iii) other gains, losses or costs that we are permitted to add back for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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

A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	Fiscal Year
	2025	2024	2023
	(in millions)
GAAP income tax provision	$222	$150	$172
Tax impact of pre-tax income adjustments	73	96	48
Discrete tax items	10	26	8
Income tax provision, as adjusted	$305	$272	$228

Comparison of Results
Fiscal Years Ended December 27, 2025 and December 28, 2024
Highlights
•Net sales increased $1,547 million, or 4.1% to $39,424 million in fiscal year 2025.
•Total case volume increased 1.0% and independent restaurant case volume increased 3.3% in fiscal year 2025.
•Total organic case volume increased 0.4% and organic independent restaurant case volume increased 2.7%.
•Operating income increased $100 million to $1,199 million in fiscal year 2025.
•Net income increased $182 million to $676 million in fiscal year 2025.
•Adjusted EBITDA increased $191 million, or 11.0%, to $1,932 million in fiscal year 2025.
•Adjusted EBITDA as a percentage of net sales was 4.9% in fiscal year 2025, as compared to 4.6% in fiscal year 2024.
Net Sales
Net sales increased $1,547 million, or 4.1%, to $39,424 million in fiscal year 2025 driven by case volume growth and food cost inflation of 2.6%. Total case volume increased 1.0% driven by a 3.3% increase in independent restaurant case volume, a 4.4% increase in healthcare volume and a 2.9% increase in hospitality volume, partially offset by a 3.5% decrease in chain volume. Organic broadline sales of private brands represented approximately 35% and 34% of net sales in fiscal years 2025 and 2024, respectively.
Gross Profit
Gross profit increased $330 million, or 5.1%, to $6,864 million in fiscal year 2025, primarily a result of an increase in total case volume, improved cost of goods sold and inventory management. Our LIFO method of inventory costing resulted in an expense of $65 million in fiscal year 2025, compared to an expense of $61 million in fiscal year 2024. Gross profit as a percentage of net sales was 17.4% and 17.3% in fiscal years 2025 and 2024, respectively.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs and restructuring activity and asset impairment charges, increased $230 million, or 4.2%, to $5,665 million in fiscal year 2025. Operating expenses increased primarily as a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 14.4% in fiscal year 2025, compared to 14.3% in fiscal year 2024.
Operating Income
Our operating income was $1,199 million in fiscal year 2025, compared to operating income of $1,099 million in fiscal year 2024. Operating income as a percentage of net sales was 3.0% in fiscal year 2025 and 2.9% in fiscal year 2024. The increase in operating income was due to the factors discussed in the relevant sections above.
Other (Income) Expense—Net
Other (income) expense—net includes components of net periodic benefit costs (credits), exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $4 million in fiscal year 2025 and other expense—net of $6 million in fiscal year 2024.

Interest Expense—Net
Interest expense—net decreased $10 million in fiscal year 2025, primarily due to lower rates in fiscal year 2025 compared to fiscal year 2024.
Loss on Extinguishment of Debt
We did not recognize a loss on extinguishment of debt for fiscal year 2025. We recognized a loss on extinguishment of debt of $10 million in fiscal year 2024 due to the amendment of the Company’s Incremental Term Loan Facility due September 13, 2026 (the “2024 Incremental Term Loan Facility”) and repricing of the Company’s Incremental Term Loan Facility due November 22, 2028 (the “2021 Incremental Term Loan Facility”).
Recognition of Net Actuarial Loss for Pension Settlement
We recognized a net actuarial loss for pension settlement of $124 million in fiscal 2024 due to a termination of certain defined benefit plans. No activity was recognized in fiscal year 2025.
Income Taxes
Our effective income tax rate for fiscal year 2025 of 25% varied from the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $10 million primarily related to excess tax benefits associated with share-based compensation.
Our effective income tax rate for fiscal year 2024 of 23% varied from the 21% federal corporate income tax rate, primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included an aggregate tax benefit of $24 million consisting of a tax benefit of $17 million primarily related to a decrease in an unrecognized tax benefit as a result of the expiration of the statute of limitations in several jurisdictions, a tax benefit of $9 million primarily related to excess tax benefits associated with share-based compensation, and a tax benefit of $2 million, primarily related to adjustments to prior year tax provision estimates.
Net Income
Our net income was $676 million in fiscal year 2025, compared to a net income of $494 million in fiscal year 2024. The increase in net income was due to the factors discussed above.

Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of December 27, 2025, the Company had approximately $1.6 billion in cash and available liquidity.
Indebtedness

($ in millions)
Debt Description	Maturity	Interest Rate as of December 27, 2025	Carrying Value as of December 27, 2025	Carrying Value as of December 28, 2024
ABL Facility	December 7, 2027	5.41%	$429	$223
2021 Incremental Term Loan Facility (net of $1 and $0 of unamortized deferred financing costs, respectively)(1)	November 22, 2028	5.67%	609	610
2024 Incremental Term Loan Facility (net of $7 and $8 of unamortized deferred financing costs, respectively)	October 3, 2031	5.67%	712	717
Unsecured Senior Notes due 2028 (net of $3 and $4 unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	497	496
Unsecured Senior Notes due 2029 (net of $4 and $5 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	896	895
Unsecured Senior Notes due 2030 (net of $2 and $3 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	498	497
Unsecured Senior Notes due 2032 (net of $4 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	496
Unsecured Senior Notes due 2033 (net of $2 and $4 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	498	496
Obligations under financing leases(2)	2026–2033	1.26% -8.31%	557	490
Other debt	January 1, 2031	5.75%	8	8
Total debt(2)			5,200	4,928
Current portion of long-term debt			(137)	(109)
Long-term debt			$5,063	$4,819

(1) The 2021 Incremental Term Loan Facility was refinanced on October 3, 2024 as further discussed below.
(2) For the fiscal year ended 2024, obligations under financing leases excludes financing leases classified as held for sale in relation the Freshway divestiture. Refer to Note 5, Acquisitions and Divestitures, for additional information.

The Amended and Restated Term Loan Credit Agreement, dated as of June 27, 2016 (as amended and restated, the “Term Loan Credit Agreement”) provides USF with the 2021 Incremental Term Loan Facility and the 2024 Incremental Term Loan Facility.
We also had $557 million of obligations under financing leases for transportation equipment and building leases as of December 27, 2025.
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
We had outstanding borrowings totaling $429 million and had issued letters of credit totaling $315 million under the ABL Facility as of December 27, 2025. There was remaining capacity of $1,556 million under the ABL Facility as of December 27, 2025. During the fiscal year ended December 27, 2025, outstanding letters of credit were reduced by approximately $254 million after surety bonds were issued to secure the Company’s obligations with respect to its insurance program.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. For additional information, see Item 1A of Part I, “Risk Factors-Risks Relating to Our Indebtedness.” The Company had approximately $2.8 billion of restricted payment capacity under these covenants and approximately $1.6 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of December 27, 2025.

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
See Note 9, Debt, in our consolidated financial statements for a further description of our indebtedness.
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for fiscal years 2025 and 2024:

	Fiscal Year
	2025	2024
	(in millions)
Net income	$676	$494
Changes in operating assets and liabilities	5	18
Other adjustments	688	662
Net cash provided by operating activities	1,369	1,174
Net cash used in investing activities	(497)	(552)
Net cash used in financing activities	(890)	(831)
Net increase in cash, cash equivalents and restricted cash	(18)	(209)
Cash, cash equivalents and restricted cash—beginning of year	59	269
Cash, cash equivalents and restricted cash—end of year	$41	$60
Operating Activities
Cash flows provided by operating activities increased $195 million to $1,369 million in fiscal year 2025 driven by higher net income and a reduction in tax payments. Net cash provided by operating activities in fiscal year 2024 driven by changes in operating assets and liabilities.
Investing Activities
Cash flows used in investing activities in fiscal years 2025 and 2024 included cash expenditures of $410 million and $341 million, respectively, related to investments in information technology, property and equipment and construction of and improvements to distribution facilities. Cash flows used in investing activities in fiscal year 2025 also included approximately $87 million cash purchase price for the acquisition of Jake’s Finer Foods and $44 million cash purchase price for the acquisition of Shetakis. Investing activities for the fiscal year ended 2025 also included the cash proceeds from the sale of Freshway of $38 million. Cash flows used in investing activities in fiscal year 2024 included $214 million cash purchase price for the acquisition of IWC Food Service.
We expect total cash capital expenditures in fiscal year 2026 to be between $400 million and $450 million. We expect to fund our capital expenditures with available cash or cash generated from operations and through fleet financing.

Financing Activities
Cash flows used in financing activities in fiscal year 2025 included $206 million in net proceeds under the ABL facility and $110 million in scheduled payments under our financing leases. Financing activities in fiscal year 2025 also included $926 million of common stock repurchased, exclusive of approximately $8 million of fees, commissions and the related 1% of excise tax under the Original Share Repurchase Program and the May 2025 Share Repurchase Program, $50 million of unsettled accelerated share repurchases, $28 million of proceeds received from stock purchases under our employee stock purchase plan and $6 million of proceeds from the exercise of employee stock options, which were offset by $38 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows used in financing activities in fiscal year 2024 included $112 million of scheduled payments under our Term Loan Facilities and financing leases, $1,217 million for repayment of the 2019 Incremental Term Loan Facility and paydown of the 2021 Incremental Term Loan Facility, $14 million in principal payments for the repricing of the 2021 Incremental Term Loan Facility and $13 million of financing fees related to the repayment of the 2019 Incremental Term Loan Facility and the 2021 Incremental Term Loan Facility repricing, $223 million in net proceeds under the ABL Facility, $725 million from the 2024 Incremental Term Loan Facility issuance and $500 million from the 2033 Unsecured Senior Note issuance. Financing activities in fiscal year 2024 also included $948 million of common stock repurchased, exclusive of approximately $8 million of fees, commissions and the related 1% of excise tax under the Original Share Repurchase Program, $28 million of proceeds received from stock purchases under our employee stock purchase plan and $15 million of proceeds from the exercise of employee stock options, which were offset by $21 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Other Obligations and Commitments
The Company’s cash requirements within the next twelve months include the current portion of long-term debt, accounts payable and accrued liabilities, other current liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through a combination of cash from operations and access to capital from financial markets. Our long-term cash requirements under our various contractual obligations and commitments include:

•Debt, including financing lease obligations – See Note 9, Debt, in our consolidated financial statements for further detail of our debt and the timing of expected future principal payments.

•Operating and finance lease obligations – See Note 14, Leases, in our consolidated financial statements for further detail of our obligations and the timing of expected future payments.

•Self-insured liabilities – We are primarily self-insured for general liability, fleet liability and workers’ compensation claims. Claims in excess of certain levels are insured by external parties. See Note 10, Accrued Expenses and Other Long-Term Liabilities, in our consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.

•Purchase and Other Obligations – The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. Purchase obligations also include amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2028. See Note 19, Commitments and Contingencies, in our consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.

We believe the following sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

•Our cash flow from operations;
•The availability of additional capital under our existing ABL Facility; and
•Our availability to access capital from financial markets.

Retirement Plans
We sponsor a defined benefit plan that pays benefits to eligible participants at retirement. Only certain union associates are eligible to participate and continue to accrue benefits under the plan per the collective bargaining agreements (“CBAs”). The plan is closed and frozen to all other employees. On October 31, 2024, the Company terminated and settled the majority of the defined benefit plan. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. See Note 15, Retirement Plans, in our consolidated financial statements for further detail on the plans. We did not make significant contributions to the Company-sponsored defined benefit and other postretirement plans in fiscal years 2025 and 2024 and do not expect to make any contributions in 2026.
Certain employees are eligible to participate in our 401(k) savings plan. We made employer matching contributions to the 401(k) plan of $86 million and $82 million in fiscal years 2025 and 2024, respectively.
We are required to contribute to various multi employer pension plans under the terms of certain of our CBAs. Our contributions to these plans were $60 million and $57 million in fiscal years 2025 and 2024, respectively.
Off-Balance Sheet Arrangements
We had entered into $315 million of letters of credit, primarily in favor of certain lenders to secure obligations primarily related to certain real estate leases, under the ABL Facility as of December 27, 2025 compared to $592 million as of December 28, 2024. We held approximately $362 million and $58 million of surety bonds as of December 27, 2025 and December 28, 2024, respectively, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs. In certain cases, surety bonds may be used as an alternative to letters of credit. In fiscal year ended December 27, 2025, outstanding letters of credit were reduced by approximately $254 million after surety bonds were issued to secure the Company’s obligations with respect to its insurance program.
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
For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 21, Business Information, in our consolidated financial statements. Our fiscal year 2025 assessment for impairment of goodwill was performed using a qualitative approach to determine, as of the date of the assessment, whether it was more likely than not that the fair value of goodwill was less than its carrying value. In performing the qualitative assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based on our qualitative fiscal year 2025 annual impairment analysis for goodwill, we concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value.

Our fiscal year 2025 assessment for impairment of indefinite-lived intangible assets was performed using a qualitative approach to determine, as of the date of the assessment, whether it was more likely than not that the fair value of indefinite-lived intangible assets was less than its carrying value. In performing the qualitative assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of indefinite-lived intangible assets. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based on our qualitative fiscal year 2025 annual impairment analysis for indefinite-lived intangible assets, we concluded that it is more likely than not that the fair value of our trademark indefinite-lived intangible assets and brand name indefinite-lived intangible assets exceeded their respective carrying values. As a part of this assessment, the Company determined that there were no future plans to utilize several acquired indefinite-lived intangible trademarks and brand names. This resulted in a $13 million impairment during the fiscal year ended December 27, 2025. The recoverability of our indefinite-lived intangible assets could be impacted if estimated future cash flows are not achieved.
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

Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate hedges as a tool to achieve that position. In April 2023, the Company entered into two two-year rate cap agreements, which matured on April 30, 2025, with a total notional amount of $450 million. On April 10, 2025, the Company entered into a one-year interest rate cap agreement, which will mature on April 30, 2026, with a total notional amount of $450 million. In June 2025, the Company entered into another one-year interest rate cap agreement effective April 30, 2026, which will mature on April 30, 2027, with a total notional amount of $450 million. The interest rate cap agreements will effectively cap the interest rate on approximately 34% of the principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the interest rate cap agreements. We may, in the future, enter into additional interest rate hedges, the risks of which include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties.
After considering interest rate caps that fixed the interest rate on a total notional amount of $450 million of the current principal amount of the Term Loan Facilities, approximately 34% of the principal amount of our debt bore interest at floating rates based on Term SOFR or an alternative reference rate, as defined in our credit agreements, as of December 27, 2025. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $19 million per year (see Note 9, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $174 million during the fiscal year ended December 27, 2025. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, assessing fuel surcharges and enhancing fleet technology and transitioning to alternative fuel sources, including electric vehicles. We typically directly offset approximately 20% of the increases in fuel costs through fuel surcharges to customers. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 27, 2025, we had diesel fuel forward purchase commitments totaling $34 million, which fix approximately 32% of our projected diesel fuel purchase needs through December 2026. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $11 million in additional fuel cost on uncommitted volumes through December 2026.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 27, 2025 and December 28, 2024, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 27, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

•We selected samples of vendor consideration recorded and (1) confirmed the amount recorded directly with the vendors or obtained subsequent receipt of the vendor consideration or (2) recalculated vendor consideration amounts recorded by the Company using the terms of the executed vendor agreement.

•We selected samples of inventory on hand and evaluated whether the related vendor consideration was properly recognized at and during the period ended December 27, 2025.

•We selected samples of deductions made on payments to vendors after period end and evaluated whether the vendor consideration was properly recorded at December 27, 2025.

•We tested the amount of vendor consideration recorded as a reduction to inventory by developing an independent expectation for the amount based on historical ratios experienced by the Company and comparing our expectation to the amount recorded in the current year.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 12, 2026

We have served as the Company’s auditor since 2006.

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	December 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$41	$59
Accounts receivable, less allowances of $30 and $24	2,026	1,957
Vendor receivables, less allowances of $7 and $7	173	167
Inventories—net	1,711	1,626
Prepaid expenses	153	146
Assets held for sale	—	8
Other current assets	60	11
Total current assets	4,164	3,974
Property and equipment—net	2,681	2,398
Goodwill	5,794	5,766
Other intangibles—net	781	836
Other assets	523	429
Noncurrent assets held for sale	—	33
Total assets	$13,943	$13,436
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$168	$216
Accounts payable	2,447	2,231
Accrued expenses and other current liabilities	839	732
Current portion of long-term debt	137	109
Liabilities held for sale	—	8
Total current liabilities	3,591	3,296
Long-term debt	5,063	4,819
Deferred tax liabilities	426	335
Other long-term liabilities	556	447
Noncurrent liabilities held for sale	—	11
Total liabilities	9,636	8,908
Commitments and contingencies (Note 19)
Shareholders' equity:
Common stock, $0.01 par value—600 shares authorized; 256.6 issued and 220.5 outstanding as of December 27, 2025, and 254.7 issued and 230.5 outstanding as of December 28, 2024, respectively	3	3
Additional paid-in capital	3,777	3,748
Retained earnings	2,679	2,003
Accumulated other comprehensive income	48	43
Treasury Stock, 36.1 and 24.2 shares, respectively	(2,200)	(1,269)
Total shareholders’ equity	4,307	4,528
Total liabilities and shareholders’ equity	$13,943	$13,436

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
	Fiscal Years Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Net sales	$39,424	$37,877	$35,597
Cost of goods sold	32,560	31,343	29,449
Gross profit	6,864	6,534	6,148
Operating expenses:
Distribution, selling and administrative costs	5,632	5,412	5,117
Restructuring activity and asset impairment charges	33	23	14
Total operating expenses	5,665	5,435	5,131
Operating income	1,199	1,099	1,017
Other (income) expense—net	(4)	6	(6)
Interest expense—net	305	315	324
Loss on extinguishment of debt	—	10	21
Recognition of net actuarial loss for pension settlement	—	124	—
Income before income taxes	898	644	678
Income tax provision	222	150	172
Net income	676	494	506
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	5	158	(43)
Loss on pension settlement	—	(124)	—
Interest rate hedge activity	—	—	1
Comprehensive income	$681	$528	$464
Net income	$676	$494	$506
Series A convertible preferred stock dividends	—	—	(7)
Net income available to common shareholders	$676	$494	$499
Net income per share:
Basic	$2.98	$2.05	$2.09
Diluted	$2.94	$2.02	$2.02
Weighted-average common shares outstanding
Basic	227	241	239
Diluted	230	244	250

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Number of Treasury Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE—December 31, 2022	225.2	$2	$3,036	$1,010	0.4	$(14)	$(73)	$3,961
Share-based compensation expense	—	—	56	—	—	—	—	56
Proceeds from employee stock purchase plan	0.7	—	24	—	—	—	—	24
Vested restricted stock units, net	0.8	—	—	—	—	—	—	—
Exercise of stock options	1.2	—	25	—	—	—	—	25
Tax withholding payments for net share-settled equity awards	—	—	(12)	—	—	—	—	(12)
Series A convertible preferred stock conversion to common stock	25.0	1	534	—	—	—	—	535
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	—	(7)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	(43)	(43)
Interest rate hedge activity, net of income tax	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	7.4	(294)	—	(294)
Excise tax on common stock repurchases	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	506	—	—	—	506
BALANCE—December 30, 2023	252.9	$3	$3,663	$1,509	7.8	$(311)	$(115)	$4,749
Share-based compensation expense	—	—	63	—	—	—	—	63
Proceeds from employee share purchase plan	0.4	—	28	—	—	—	—	28
Vested restricted stock units, net	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.7	—	15	—	—	—	—	15
Tax withholding payments for net share-settled equity awards	—	—	(21)	—	—	—	—	(21)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	158	158
Common stock repurchased	—	—	—	—	16.4	(958)	—	(958)
Net income	—	—	—	494	—	—	—	494
BALANCE—December 28, 2024	254.7	$3	$3,748	$2,003	24.2	$(1,269)	$43	$4,528
Share-based compensation expense	—	—	83	—	—	—	—	83
Proceeds from employee share purchase plan	0.5	—	28	—	—	—	—	28
Vested restricted stock units, net	1.0	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	6	—	—	—	—	6
Tax withholding payments for net share-settled equity awards	0.1	—	(38)	—	—	—	—	(38)
Changes in retirement benefit obligations, net of income tax	—	—	—	—	—	—	5	5
Common stock repurchased	—	—	(50)	—	11.9	(931)	—	(981)
Net income	—	—	—	676	—	—	—	676
BALANCE—December 27, 2025	256.6	$3	$3,777	$2,679	36.1	$(2,200)	$48	$4,307

See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Fiscal Years Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income	$676	$494	$506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	462	438	395
Intangible asset impairment charges	13	—	—
Loss on extinguishment of debt	—	10	21
Loss on pension settlement	—	124	—
Deferred tax provision (benefit)	86	(10)	9
Share-based compensation expense	83	63	56
Provision for doubtful accounts	35	29	24
Other non-cash activities	9	8	12
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(95)	(140)	(157)
(Increase) decrease in inventories	(66)	(16)	61
(Increase) decrease in prepaid expenses and other assets	(34)	38	(67)
Increase in accounts payable and cash overdraft liability	143	170	200
Increase (decrease) in accrued expenses and other liabilities	57	(34)	80
Net cash provided by operating activities	1,369	1,174	1,140
Cash flows from investing activities:
Acquisition of businesses—net of cash received	(131)	(214)	(196)
Proceeds from business divestiture	38	—	—
Proceeds from sales of property and equipment	6	3	10
Purchases of property and equipment	(410)	(341)	(309)
Net cash used in investing activities	(497)	(552)	(495)
Cash flows from financing activities:
Repurchase of Senior Note Debt	—	—	(1,000)
Issuance of new Senior Note Debt	—	500	1,000
Principal payments on debt refinancing	—	(1,217)	—
Proceeds from Term Loan Issuance	—	725	—
Principal payments on debt repricing	—	(14)	(43)
Proceeds from debt repricing	—	14	43
Proceeds from debt borrowings	9,792	4,896	456
Principal payments on debt and financing leases	(9,701)	(4,796)	(766)
Dividends paid on Series A convertible preferred stock	—	—	(7)
Debt financing costs and fees	—	(13)	(11)
Repurchase of common stock	(926)	(948)	(294)
Unsettled accelerated share repurchases	(50)	—	—
Proceeds from employee stock purchase plan	28	28	24
Proceeds from exercise of stock options	6	15	26
Purchase of interest rate caps	(1)	—	(3)
Tax withholding payments for net share-settled equity awards	(38)	(21)	(12)
Net cash used in financing activities	(890)	(831)	(587)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18)	(209)	58
Cash, cash equivalents and restricted cash—beginning of year	59	269	211
Cash, cash equivalents and restricted cash—end of year	$41	$60	$269
See Notes to Consolidated Financial Statements.

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Fiscal Years Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Supplemental disclosures of cash flow information:
Conversion of Series A Convertible Preferred Stock	$—	$—	$534
Interest paid—net of amounts capitalized	300	284	294
Income taxes paid—net	89	181	161
Federal	52	150	145
State	37	31	16
California	8	*	*
Property and equipment purchases included in accounts payable	79	47	39
Leased assets obtained in exchange for financing lease liabilities	201	145	125
Leased assets obtained in exchange for operating lease liabilities	109	35	67
Cashless exercise of stock options	3	5	2
Cash and cash equivalents presentation:
Cash and cash equivalents	$41	$59	$269
Assets held for sale	—	1	—
Total cash and cash equivalents	$41	$60	$269

*Jurisdiction below the threshold for the period presented.
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
Basis of Presentation—The Company operates on a 52 or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, referred to herein as fiscal years 2025, 2024 and 2023, respectively, were 52-week fiscal years.
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
Accounts Receivable—Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for credit losses in the Company’s accompanying Consolidated Balance Sheets. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors. The Company maintains an allowance for credit losses, which is based upon historical experience, future expected losses, as well as specific customer collection issues that have been identified. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods. The customer accounts written off, net of recoveries, were $27 million, $23 million and $36 million for the fiscal years ended 2025, 2024 and 2023, respectively.
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

The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. As of December 27, 2025 and December 28, 2024, LIFO reserves in the Company’s Consolidated Balance Sheets were $613 million and $549 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $64 million in 2025, increased $61 million in 2024, and decreased $1 million in 2023.
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
The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. The reporting unit used in assessing goodwill impairment is the Company’s one business segment as described in Note 21, and all goodwill is assigned to the consolidated Company.
Impairments are recorded as a component of restructuring costs and asset impairment charges in the Company’s Consolidated Statements of Comprehensive Income, and a reduction of the asset’s carrying value in the Company’s Consolidated Balance Sheets.
Self-Insurance Programs—The Company estimates its liabilities for claims covering general, fleet, and workers’ compensation. Amounts in excess of certain levels, which range from $1 million to $15 million per occurrence, are insured as a risk reduction strategy to mitigate catastrophic losses. The workers’ compensation and auto liability reserves are discounted, as the amount and timing of cash payments is reliably determinable given the nature of benefits and the level of historic claim volume to support the actuarial assumptions and judgments used to derive the expected loss payment pattern. The amount accrued is discounted using an interest rate that approximates the U.S. Treasury rate consistent with the duration of the liability. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates.
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
Shipping and Handling Costs—Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative costs. Shipping and handling costs were $2.6 billion, $2.6 billion and $2.4 billion in fiscal years 2025, 2024 and 2023, respectively.
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
Derivative Financial Instruments—The Company has utilized derivative financial instruments to assist in managing its exposure to variable interest rates on certain borrowings. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. In April 2025, the Company entered into a one-year interest rate cap agreement. In June 2025, the Company entered into another one-year interest rate cap agreement effective April 30, 2026. Interest rate caps, designated as cash flow hedges, are recorded in the Company’s Consolidated Balance Sheets at fair value. The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss and reclassified to interest expenses during the period in which the hedged transaction affects income.
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
Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of accounts receivable. Credit risk related to accounts receivable is dispersed across a significantly large number of customers located throughout the U.S. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable as of December 27, 2025.

3.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No 2023-09 Income Taxes (“Topic 740”) “Improvements to Income Tax Disclosures Topic 740”, which enhances the transparency of income tax disclosures primarily related to rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024. This guidance is effective on a prospective basis, though retrospective application is permitted. The Company adopted the provisions of ASU No. 2023-09 at the beginning of the fourth quarter of fiscal year 2025 and applied them retrospectively. Refer to Note 18, Income Taxes for additional information. The provisions of the new standard do not materially affect our financial position, results of operation or cash flows.
Recently Issued Accounting Pronouncements
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (“Subtopic 326”) “Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This update provides a practical expedient for all entities to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. In developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard updates should be applied on a prospective basis. This guidance is effective for interim and fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on the Company’s consolidated financial statements but does not expect the provisions of the new standard to materially affect our financial position, results of operation or cash flows.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of December 27, 2025 or December 28, 2024.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these costs associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $63 million and $43 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of December 27, 2025 and December 28, 2024, respectively, and $74 million and $50 million included in other assets in the Company’s Consolidated Balance Sheets as of December 27, 2025 and December 28, 2024, respectively.

The following table presents the disaggregation of revenue for each of the Company’s principal product categories for the last three fiscal years:

	2025	2024	2023
Meats and seafood	$13,974	$12,930	$11,953
Dry grocery products	6,685	6,624	6,407
Refrigerated and frozen grocery products	6,635	6,423	6,053
Dairy	4,214	4,036	3,727
Equipment, disposables and supplies	3,631	3,567	3,571
Beverage products	2,338	2,161	1,971
Produce	1,947	2,136	1,915
Total Net sales	$39,424	$37,877	$35,597

5.    ACQUISITIONS AND DIVESTITURES
Acquisitions
Shetakis Acquisition—On November 14, 2025, the Company acquired Shetakis, a broadline distributor in Las Vegas, Nevada, for a purchase price of $46 million. The acquisition, which was funded with cash from operations, allows US Foods to further expand its reach into Nevada and distribution channels to the southwest United States.
The Shetakis acquisition, reflected in the Company’s consolidated financial statements commencing from the date of acquisition, did not materially affect the Company’s results of operations or financial position. The Company recorded goodwill of $27 million and intangible assets of $9 million for this acquisition related to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 15 years. The goodwill recognized from the Shetakis acquisition is deductible for tax purposes. Shetakis is in the process of being integrated into the Company’s foodservice distribution network.
Jake’s Finer Foods (“Jake’s”) Acquisition—On January 10, 2025, the Company acquired Jake’s, a broadline distributor in Texas, for a purchase price of $92 million subject to holdbacks and adjustments (less the amount of cash received). The acquisition was funded with cash on hand and allows US Foods to further expand its reach into key markets in south Texas. The Jake’s acquisition, reflected in the Company’s consolidated financial statements commencing from the date of acquisition, did not materially affect the Company’s results of operations or financial position. The Company recorded goodwill of $4 million and intangible assets of $5 million for this acquisition. The intangible assets included $4 million related to customer relationships and $1 million related to noncompete agreements, which will be amortized on a straight-line basis over an estimated useful life of 15 and 5 years, respectively. The goodwill recognized from the Jake’s acquisition is not deductible for tax purposes. Jake’s is integrated into the Company’s foodservice distribution network.
IWC Food Service (“IWC”) Acquisition—During the fiscal quarter ended June 29, 2024, the Company acquired IWC, a broadline distributor in Tennessee, for a purchase price of $220 million (less the amount of cash received, which was $6 million) for a net purchase price of $214 million, subject to adjustments. The acquisition, which was a stock acquisition, was funded with cash from operations and allows US Foods to further expand its reach into Tennessee and distribution channels to the southeast United States.
The IWC acquisition, reflected in the Company’s consolidated financial statements commencing from the date of the closing of the acquisition on April 5, 2024, did not materially affect the Company’s results of operations or financial position. The Company recorded goodwill of $81 million and intangible assets of $82 million for this acquisition. The intangible assets included $78 million related to customer relationships and $4 million related to noncompete agreements, which will be amortized on a straight-line basis over an estimated useful life of 15 and 5 years, respectively. The goodwill recognized from the IWC acquisition is deductible for tax purposes. IWC is integrated into the Company’s foodservice distribution network.
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

Renzi Foodservice (“Renzi”) Acquisition—On July 7, 2023, the Company acquired Renzi, a broadline distributor in New York, for a purchase price of $142 million (less the amount of the post-closing working capital adjustment, which was $2 million) for a net purchase price of $140 million. The acquisition, which was funded with cash from operations, allows US Foods to further expand its reach into central upstate New York.
The Renzi acquisition, reflected in the Company’s consolidated financial statements commencing from the date of acquisition, did not materially affect the Company’s results of operations or financial position. The Company recorded goodwill of $58 million and intangible assets of $57 million for this acquisition. The intangible assets included $54 million related to customer relationships and $3 million related to noncompete agreements, which will be amortized on a straight-line basis over an estimated useful life of 15 and 5 years, respectively. The goodwill recognized from the Renzi acquisition is deductible for tax purposes. Renzi is integrated into the Company’s foodservice distribution network.
Acquisition and integration costs included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income were $12 million, $7 million and $6 million during fiscal years 2025, 2024 and 2023, respectively.
Divestitures
Freshway Divestiture—As the Freshway business met the criteria to be classified as held for sale as of the fiscal year ended 2024, the Company was required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed upon sale price and present the related assets and liabilities as separate line items in the Consolidated Balance Sheets as of fiscal year ended 2024. During the fiscal year ended 2024, the Company had planned divestiture costs of $11 million included in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income. Additionally, for the fiscal year ended 2024, the Company had assets held for sale of $41 million and liabilities held for sale of $19 million related to the planned divestiture in the Company’s Consolidated Balance Sheets.
During the fiscal quarter ended March 29, 2025, the Company completed the sale of the Freshway business for net proceeds of $38 million. The Freshway business processes, repacks, and distributes fresh fruit and vegetables in the eastern half of the U.S. The Company recognized an immaterial loss included within distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income. The sale of the Freshway business did not represent a strategic shift that had a major effect on the Company’s operations and financial results and, therefore, did not qualify for presentation as discontinued operations.
6.    PROPERTY AND EQUIPMENT
Property and equipment as of December 27, 2025 and December 28, 2024 consisted of the following:

	December 27, 2025	December 28, 2024	Range of Useful Lives
Land	$409	$409
Buildings and building improvements	1,911	1,818	5–40 years
Transportation equipment	1,701	1,610	5–10 years
Warehouse equipment	704	609	5–12 years
Office equipment, furniture and software	1,154	1,100	3–7 years
Construction in process	208	155
	6,087	5,701
Less accumulated depreciation and amortization	(3,406)	(3,303)
Property and equipment—net	$2,681	$2,398
During fiscal year 2024, the Company reclassified $18 million of property, plant, and equipment to assets held for sale related to the Freshway divestiture. Refer to Note 5, Acquisitions and Divestitures for additional information.
Transportation equipment included $717 million and $641 million of financing lease assets as of December 27, 2025 and December 28, 2024, respectively. Office equipment, furniture and software included $6 million and $7 million of financing lease assets as of December 27, 2025 and December 28, 2024, respectively. Buildings and building improvements included $159 million and $148 million of financing lease assets as of December 27, 2025 and December 28, 2024, respectively. Accumulated amortization of financing lease assets was $307 million and $300 million as of December 27, 2025 and December 28, 2024, respectively. Interest capitalized was immaterial for fiscal years 2025 and 2024.
Depreciation and amortization expense of property and equipment, including amortization of financing lease assets, was $406 million, $384 million and $349 million for fiscal years 2025, 2024 and 2023, respectively.

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
Amortizable customer relationships, trade names and noncompete agreements are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships and amortizable trade names are amortized over the estimated useful lives (which range from approximately 3 to 15 years). Amortization expense was $56 million, $54 million and $46 million for fiscal years 2025, 2024 and 2023, respectively. The weighted-average remaining useful life of all definite lived intangibles was approximately eleven years as of December 27, 2025. Amortization of these definite lived intangible assets is estimated to be $56 million for fiscal years 2026, 2027, and 2028, $55 million for fiscal year 2029, $54 million for fiscal year 2030, and $247 million in the aggregate thereafter.
Goodwill and other intangibles—net consisted of the following:

	December 27, 2025	December 28, 2024
Goodwill	$5,794	$5,781
Reclassification to assets held for sale(1)	—	(15)
Total Goodwill	$5,794	$5,766
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$812	$798
Accumulated amortization	(297)	(241)
Net carrying value	515	557
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(2)
Net carrying value	2	2
Noncompete agreements—amortizable:
Gross carrying amount	8	8
Accumulated amortization	(2)	(2)
Net carrying value	6	6
Brand names and trademarks—not amortizing	258	271
Total other intangibles—net	$781	$836
1. For the fiscal year ended 2024, relates to the reclassification of goodwill allocated to the Freshway divestiture. Refer to Note 5 for additional information.
The change in goodwill is attributable to the Jake’s and Shetakis acquisitions, offset by the Freshway divestiture during the fiscal year ended 2025. The increase in the gross carrying amount of customer relationships and noncompete agreements is attributable to the Jake’s and Shetakis acquisitions. See Note 5, Acquisitions and Divestitures.
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. The Company performed the annual indefinite-lived intangible assets impairment assessment using a qualitative approach to determine, as of the date of the assessment, whether it was more likely than not that the fair value of indefinite-lived intangible assets was less than its carrying value. In performing the qualitative assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of indefinite-lived intangible assets. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based on our qualitative fiscal year 2025 annual impairment analysis for indefinite-lived intangible assets, we concluded that it is more likely than not that the fair value of our trademark indefinite-lived intangible assets and brand name indefinite-lived intangible assets exceeded their respective carrying values and that the quantitative impairment test was unnecessary. As a part of this assessment, the Company determined that there were no future plans to utilize several acquired indefinite-lived intangible trademarks and brand names. This resulted in a $13 million impairment during the fiscal year ended December 27, 2025.

For goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 21, Business Information. The Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as market conditions, macroeconomic, and industry, as well as entity-specific factors, such as actual and planned financial performance. Based upon the Company’s qualitative fiscal 2025 annual goodwill impairment analysis, the Company concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value and that the quantitative goodwill impairment test was unnecessary.
8.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are carried at fair value under GAAP, under which fair value is a market-based measurement, not an entity-specific measurement. The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
•Level 1—observable inputs, such as quoted prices in active markets
•Level 2—observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active or inactive markets that are observable either directly or indirectly, or other inputs that are observable or can be corroborated by observable market data
•Level 3—unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions
Any transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy will be recognized as of the end of the reporting period in which the transfer occurs. There were no transfers between fair value levels for the fiscal years ended 2025 or 2024. There were no significant assets or liabilities on the Company’s Consolidated Balance Sheets measured at fair value on a nonrecurring basis, except as further disclosed in Note 7, Goodwill and Other Intangibles.
Recurring Fair Value Measurements
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate swaps and interest rate caps, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two, two-year rate cap agreements, which matured on April 30, 2025, with a total notional amount of $450 million (the “2023 interest rate caps”). On April 10, 2025, the Company entered into a one-year interest rate cap agreement, which will mature on April 30, 2026, with a total notional amount of $450 million (the “2025 April interest rate cap”). In June 2025, the Company entered into another one-year interest rate cap agreement effective April 30, 2026 which will mature on April 30, 2027 with a notional amount of $450 million (the “2025 June interest rate cap”). The 2025 April interest rate cap and the 2025 June interest rate cap hedges effectively cap the interest rate on approximately 34% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the 2025 April interest rate cap and the 2025 June interest rate cap. The Company’s derivative financial instruments are classified as Level 2 assets. The Company records its interest rate caps within other current assets in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate. As of December 27, 2025 and December 28, 2024, the fair value of the Company’s Level 2 assets recorded within other current assets was immaterial for both periods. See Note 17, Changes in accumulated other comprehensive income (loss).
The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive loss and reclassified to interest expense during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate hedges during the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $5.2 billion, compared to its carrying value of $5.2 billion as of December 27, 2025. The fair value of the Company’s total debt approximated $4.8 billion compared to its carrying value of $4.9 billion as of December 28, 2024.

The fair value of the Company’s 6.88% senior unsecured notes due September 15, 2028 (the “Unsecured Senior Notes due 2028”) was $0.5 billion and $0.5 billion as of December 27, 2025 and December 28, 2024. The fair value of the Company’s 4.75% unsecured senior notes due February 15, 2029 (the “Unsecured Senior Notes due 2029”) was $0.9 billion and $0.8 billion as of December 27, 2025 and December 28, 2024, respectively. The fair value of the Company’s 4.630% unsecured senior notes due June 1, 2030 (the “Unsecured Senior Notes due 2030”) was $0.5 billion and $0.5 billion as of December 27, 2025 and December 28, 2024, respectively. The fair value of the Company’s 7.25% senior unsecured notes due January 15, 2032 (the “Unsecured Senior Notes due 2032”) was $0.5 billion and $0.5 billion as of December 27, 2025 and December 28, 2024, respectively. The fair value of the Company’s new October 2024 note offering of 5.75% unsecured senior notes due April 15, 2033 (the “Unsecured Senior Notes due 2033”) was $0.5 billion and $0.5 billion as of December 27, 2025 and December 28, 2024, respectively.
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
9.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of December 27, 2025	Carrying Value as of December 27, 2025	Carrying Value as of December 28, 2024
ABL Facility	December 7, 2027	5.41%	$429	$223
2021 Incremental Term Loan Facility (net of $1 and $0 of unamortized deferred financing costs, respectively)(1)	November 22, 2028	5.67%	609	610
2024 Incremental Term Loan Facility (net of $7 and $8 of unamortized deferred financing costs, respectively)	October 3, 2031	5.67%	712	717
Unsecured Senior Notes due 2028 (net of $3 and $4 unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	497	496
Unsecured Senior Notes due 2029 (net of $4 and $5 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	896	895
Unsecured Senior Notes due 2030 (net of $2 and $3 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	498	497
Unsecured Senior Notes due 2032 (net of $4 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	496
Unsecured Senior Notes due 2033 (net of $2 and $4 of unamortized deferred financing costs)	April 15, 2033	5.75%	498	496
Obligations under financing leases(2)	2026–2033	1.26% - 8.31%	557	490
Other debt	January 1, 2031	5.75%	8	8
Total debt(2)			5,200	4,928
Current portion of long-term debt			(137)	(109)
Long-term debt			$5,063	$4,819

(1) The 2021 Incremental Term Loan Facility was refinanced on October 3, 2024 as further discussed below.
(2) For the fiscal year ended 2024, obligations under financing leases excludes financing leases classified as held for sale in relation the Freshway divestiture. Refer to Note 5, Acquisitions and Divestitures, for additional information.

As of December 27, 2025, the current principal of the Term Loan Facilities, variable rate leases and ABL debt outstanding as described below, represents approximately 34% of the Company’s total debt that bore interest at a floating rate.

Principal payments to be made on outstanding debt, exclusive of deferred financing costs, as of December 27, 2025, were as follows:

2026	$137
2027	554
2028	1,211
2029	985
2030	579
Thereafter	1,757
$5,223
ABL Facility
The Company’s asset based senior secured revolving credit facility (the “ABL Facility”) provides for $2,300 million of total aggregate commitments. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various percentages of the value of eligible accounts receivable, inventory, transportation equipment and certain unrestricted cash and cash equivalents, which, along with other assets, also serve as collateral for borrowings under the ABL Facility. The ABL Facility is scheduled to mature on December 7, 2027, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of earlier maturing indebtedness under the Company’s Term Loan Credit Agreement or any of USF’s Unsecured Senior Notes due 2029 or Unsecured Senior Notes due 2030 (the “Senior Notes”) (described below) remains outstanding on a date that is sixty (60) days prior to such earlier maturity date for such indebtedness under the Term Loan Credit Agreement or any of such Senior Notes.
Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s periodic election, Term SOFR or Adjusted Borrowing Rate (“ABR”), as described in the ABL Facility, plus the following margin and credit spread adjustment:

Borrowing Election	Margin based on USF’s excess availability under the ABL Facility	Margin at December 27, 2025	Credit Spread Adjustment	SOFR Floor
ABR	0.00% to 0.50%	0.00%	N/A	N/A
Term SOFR	1.00% to 1.50%	1.00%	0.10%	0%
The ABL Facility also carries letter of credit facing fees equal to 0.125% per annum in respect of each letter of credit outstanding, letter of credit participation fees equal to a percentage per annum equal to the applicable Term SOFR margin minus the letter of credit facing fees in respect of each letter of credit outstanding and a commitment fee of 0.25% per annum on the average unused amount of the commitments under the ABL Facility. The weighted-average interest rate on outstanding borrowings for the ABL Facility was 5.95% and 6.59% for fiscal years 2025 and 2024, respectively.
On April 30, 2024, the ABL Facility was amended to provide certain providers of supply chain financings a security interest in certain assets of the Company under the ABL Facility. As of December 27, 2025, the Company did not have any active supply chain financing program participants.
The Company had $429 million outstanding borrowings, and had outstanding letters of credit totaling $315 million, under the ABL Facility as of December 27, 2025. The outstanding letters of credit are entered into in favor of certain lenders to secure obligations primarily related to certain real estate leases. There was available capacity of $1,556 million under the ABL Facility as of December 27, 2025.

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
On August 22, 2023, the 2021 Incremental Term Loan Facility was amended to reduce the interest rate margins under the term loan facility to 2.50% for Term SOFR borrowings and 1.50% for ABR borrowings. The Company applied modification accounting to the majority of the continuing lenders as the terms were not substantially different from the terms that applied to those lenders prior to the amendment. For the remaining lenders, the Company applied debt extinguishment accounting. The Company recorded $1 million of third-party costs and a write-off of $1 million of unamortized deferred financing costs, related to the August 22, 2023 amendment in interest expense. There were $1 million of unamortized deferred financing costs at December 27, 2025 to be carried forward and amortized through the maturity date of the term loan facility.
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

Unsecured Senior Notes due 2028
On September 25, 2023, the Company completed the private offering of $500 million aggregate principal amount of Unsecured Senior Notes due 2028. USF used the proceeds of the Unsecured Senior Notes due 2028, together with the proceeds of the Unsecured Senior Notes due 2032 and cash on hand, to redeem all of the then outstanding Secured Senior Notes due 2025, and to pay related fees and expenses. Lender fees and third-party costs of $4 million in connection with the issuance of the Unsecured Senior Notes due 2028 were capitalized as deferred financing costs. As a result of the early redemption of the Secured Senior Notes due 2025, the Company incurred a $16 million prepayment premium, as well as wrote-off deferred financing fees of $5 million. The total loss on extinguishment of debt of $21 million is presented separately in the Company’s Consolidated Statements of Comprehensive Income.
The Unsecured Senior Notes due 2028 had an outstanding balance of $497 million, net of the $3 million of unamortized deferred financing costs, as of December 27, 2025. The Unsecured Senior Notes due 2028 bear interest at a rate of 6.88% per annum and will mature on September 15, 2028. On or after September 15, 2025, the Unsecured Senior Notes due 2028 are redeemable, at USF’s option, in whole or in part at a price of 103.438% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after September 15, 2026 and September 15, 2027, the optional redemption price for the Unsecured Senior Notes due 2028 declines to 101.719% and 100.00%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2029
The Unsecured Senior Notes due 2029 had an outstanding balance of $896 million, net of $4 million of unamortized deferred financing costs, as of December 27, 2025. The Unsecured Senior Notes due 2029 bear interest at a rate of 4.75% per annum and will mature on February 15, 2029. On or after February 15, 2025 the optional redemption price for the Unsecured Senior Notes 2025 declined to 101.188%. On or after February 15, 2026, the optional redemption price for the Unsecured Senior Notes due 2029 declines to 100.000% of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Unsecured Senior Notes due 2030
The Unsecured Senior Notes due 2030 had an outstanding balance of $498 million, net of $2 million of unamortized deferred financing costs, as of December 27, 2025. The Unsecured Senior Notes due 2030 bear interest at a rate of 4.630% per annum and will mature on June 1, 2030. On or after June 1, 2025, the Unsecured Senior Notes due 2030 are redeemable, at USF’s option, in whole or in part at a price of 102.313% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after June 1, 2026 and June 1, 2027, the optional redemption price for the Unsecured Senior Notes due 2030 declines to 101.156% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
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
The Unsecured Senior Notes due 2032 had an outstanding balance of $496 million, net of the $4 million of unamortized deferred financing costs, as of December 27, 2025. The Unsecured Senior Notes due 2032 bear interest at a rate of 7.250% per annum and will mature on January 15, 2032. On or after September 15, 2026, the Unsecured Senior Notes due 2032 are redeemable, at USF’s option, in whole or in part at a price of 103.625% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after September 15, 2027 and September 15, 2028, the optional redemption price for the Unsecured Senior Notes due 2032 declines to 101.813% and 100.00%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

Unsecured Senior Notes due 2033
On October 3, 2024, the Company completed its offering of $500 million aggregate principal amount of its Unsecured Senior Notes due 2033. The Unsecured Senior Notes due 2033 had an outstanding balance of $498 million, net of the $2 million of unamortized deferred financing costs, as of December 27, 2025. The Unsecured Senior Notes due 2033 bear interest at a rate of 5.75% per year payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025. On or after October 15, 2027, the Unsecured Senior Notes due 2033 are redeemable, at USF’s option, in whole or in part at a price of 102.875% of the remaining principal, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after October 15, 2028 and October 15, 2029, the optional redemption price for the Unsecured Senior Notes due 2033 declines to 101.438% and 100.000%, respectively, of the remaining principal amount, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Financing Leases
Obligations under financing leases of $557 million as of December 27, 2025 consist primarily of amounts due for transportation equipment and building leases.
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
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.8 billion of restricted payment capacity under these covenants, and approximately $1.6 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of December 27, 2025.
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

10.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other long-term liabilities consisted of the following:

	December 27, 2025	December 28, 2024
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$195	$192
Operating expenses	77	71
Workers’ compensation, general and fleet liability	113	69
Group medical liability	36	32
Customer rebates and other selling expenses	167	164
Property and sales tax payable	65	67
Operating lease liability	48	42
Restructuring liabilities	12	6
Interest payable	58	62
Income taxes payable	38	2
Other	30	25
Total accrued expenses and other current liabilities	$839	$732
Other long-term liabilities:
Workers’ compensation, general and fleet liability	$193	$170
Operating lease liability	307	248
Uncertain tax positions	18	17
Other	38	12
Total Other long-term liabilities	$556	$447
For the fiscal year ended 2024, the Company reclassified $2 million of accrued expenses and other current liabilities and $9 million of other long-term liabilities to assets held for sale related to the Freshway divestiture. Refer to Note 5, Acquisitions and Divestitures for additional information.
Restructuring Liabilities —From time to time, the Company may implement initiatives or close or consolidate facilities in an effort to reduce costs and improve operating effectiveness. In connection with these activities, the Company may incur various costs including severance and other employee-related separation costs. The Company incurred net restructuring costs of $20 million, $22 million and $14 million for fiscal years 2025, 2024 and 2023, respectively.
Self-Insured Liabilities —The Company is primarily self-insured for general liability, fleet liability and workers’ compensation claims. Claims in excess of certain levels are insured by external parties. The workers’ compensation liability, included in the table above under “Workers’ compensation, general liability and fleet liability,” is recorded at present value. This table summarizes self-insurance liability activity for the last three fiscal years:

	2025	2024	2023
Balance as of beginning of the year	$239	$204	$186
Charged to costs and expenses	168	136	123
Reinsurance recoverable	27	20	13
Payments	(128)	(121)	(118)
Balance as of end of the year	$306	$239	$204
Discount rate	3.61%	3.58%	4.80%
Estimated future payments for self-insured liabilities are as follows:

2026	$118
2027	49
2028	33
2029	23
2030	17
Thereafter	105
Total self-insured liability	345
Less amount representing interest	(39)
Present value of self-insured liability	$306

11.    RELATED PARTY TRANSACTIONS
As of December 28, 2024, as reported by the administrative agent of the 2021 and 2024 Incremental Term Loan Facilities, investment funds managed by an affiliate of FMR LLC held approximately $5 million in aggregate principal amount of the 2021 and 2024 Incremental Term Loan Facility. Certain FMR LLC affiliates also provide administrative and trustee services for the Company’s 401(k) Plan and provide administrative services for other Company sponsored employee benefit plans. Fees earned by FMR LLC affiliates are not material to the Company’s consolidated financial statements. As of December 27, 2025, FMR LLC did not hold principal amount of the 2021 and 2024 Incremental Term Loan.
12.    SHARE-BASED COMPENSATION
Our long-term incentive plans provide for the grant of various forms of share-based awards to our directors, officers and other eligible employees.
In addition, the Company sponsors an employee stock purchase plan to provide eligible employees with the opportunity to acquire shares of our common stock at a discount of 15% of the fair market value of the common stock on the date of purchase, and as such, the plan is considered compensatory for federal income tax purposes. The Company recorded $5 million, $5 million and $4 million of share-based compensation expense for fiscal years 2025, 2024 and 2023, respectively, associated with the employee stock purchase plan.
Stock Options—Certain directors, executive officers and other eligible employees have been granted time-based stock options (the “Time-Based Options”) and performance-based options (the “Performance Options” and, together with the Time-Based Options, the “Options”) to purchase shares of our common stock. There were no options granted in fiscal years 2025, 2024 or 2023.
The Time-Based Options generally vest and become exercisable ratably over a three-year period from the date of the grant. Share-based compensation expense related to the Time-Based Options was zero, $1 million and $3 million for fiscal years 2025, 2024 and 2023, respectively.
The Performance Options generally vest and become exercisable ratably over a period of three years, from the date of the grant, provided that the Company achieves a predetermined financial performance condition established by the Compensation and Human Capital Committee of our Board of Directors for the respective award tranche. As all Performance Options granted have fully vested, no share-based compensation expense was recorded in fiscal year 2025, 2024 and 2023 related to the Performance Options.
The Options are nonqualified, with exercise prices equal to the estimated fair value of a share of common stock as of the date of the grant. Exercise prices range from $13.29 to $38.12 per share and generally have a 10-year life. The fair value of each Option is estimated as of the date of grant using a Black-Scholes option-pricing model.
The summary of Options outstanding and changes during fiscal year 2025 are presented below:

	Time Options	Performance Options	Total Options	Weighted- Average Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years
Outstanding as of December 28, 2024	1,643,562	79,828	1,723,390	$9.58	$25.52
Granted	—	—	—	$—	$—
Exercised	(353,980)	(64,245)	(418,225)	$8.31	$22.32
Forfeited	(242)	(90)	(332)	$8.27	$14.58
Outstanding as of December 27, 2025	1,289,340	15,493	1,304,833	$9.99	$26.55	3.6
Vested and exercisable as of December 27, 2025	1,289,340	15,493	1,304,833	$9.99	$26.55	3.6

During fiscal years 2025, 2024 and 2023, Options were exercised with total intrinsic values of $22 million, $24 million and $22 million, respectively, representing the excess of fair value over the exercise price.
There was no unrecognized compensation expense related to unvested Options expected to vest as of December 27, 2025.
Restricted Stock Units—Certain directors, executive officers and other eligible employees have been granted time-based restricted stock units (the “Time-Based RSUs”), performance-based restricted stock units (the “Performance RSUs”) and market performance-based restricted stock units (the “Market Performance RSUs” and collectively with the Time-Based RSUs and Performance RSUs, the “RSUs”).

The Time-Based RSUs generally vest ratably over three years, starting on the anniversary date of the grant. For fiscal years 2025, 2024 and 2023, the Company recognized $43 million, $37 million and $35 million, respectively, in share-based compensation expense related to the Time-Based RSUs.
The Performance RSUs generally vest over a three-year period, as and to the extent predetermined performance conditions are met. The fair value of each share underlying the Performance RSUs is measured at the fair market value of our common stock on the date of grant and recognized over the vesting period for the portion of the award that is expected to vest. Compensation expense for the Performance RSUs is remeasured as of the end of each reporting period, based on management’s evaluation of whether it is probable that the performance conditions will be met. The Company recognized $20 million, $20 million and $11 million of share-based compensation expense in fiscal years 2025, 2024 and 2023, respectively, for the Performance RSUs.
During fiscal years 2021 and 2023, the Company granted Market Performance RSUs to certain executive officers and other eligible employees. These Market Performance RSUs awards generally vest at the end of a four-year performance period contingent on our achievement of certain total shareholder return performance (“TSR”) targets during the performance period. There were no Market Performance RSUs awards granted in 2022 or 2024.
During fiscal year 2025, the Company granted Market Performance RSUs that include both performance and market conditions (Stock Price Appreciation Growth) which vest at the end of a three-year performance period. The grant date fair value for all the Market Performance RSUs was estimated using a Monte-Carlo simulation. The Company recognized $15 million share-based compensation expense for 2025, de minimis expense in fiscal year 2024 and $2 million of expense in fiscal year 2023 for the Market Performance RSUs.
A summary of RSUs outstanding and changes during fiscal year 2025 is presented below.

	Time-Based RSUs	Performance RSUs	Market Performance RSUs	Total RSUs	Weighted- Average Fair Value
Unvested as of December 28, 2024	1,845,908	1,210,968	310,884	3,367,760	$42.94
Granted	876,996	158,056	445,493	1,480,545	$84.58
Vested	(870,075)	(428,025)	(290,233)	(1,588,333)	$39.50
Forfeited	(152,308)	(60,361)	(22,493)	(235,162)	$60.91
Unvested as of December 27, 2025	1,700,521	880,638	443,651	3,024,810	$60.22

The weighted-average grant date fair values for the RSUs granted in fiscal years 2025, 2024 and 2023 was $84.58, $54.03 and $35.71, respectively.
As of December 27, 2025, there was $101 million of unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of two years.
Total compensation expense related to share-based arrangements was $83 million, $63 million and $56 million for fiscal years 2025, 2024 and 2023, respectively, and is reflected in distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income. The total income tax benefit associated with share-based compensation recorded in the Company’s Consolidated Statements of Comprehensive Income was $17 million, $13 million and $12 million for fiscal years 2025, 2024 and 2023, respectively.
13.    COMMON STOCK AND CONVERTIBLE PREFERRED STOCK
Share Repurchase Programs and Accelerated Share Repurchase—On November 2, 2022, our Board of Directors approved a Share Repurchase Program (the “2022 Share Repurchase Program”) under which the Company was authorized to repurchase up to $500 million of its outstanding common stock. On June 1, 2024, the Board approved an increase in the amount of common stock that could be purchased under the 2022 Share Repurchase Program to $1 billion, effectively increasing the authorization by approximately $843 million (collectively, the “Original Share Repurchase Program”). On May 7, 2025, the Board of Directors approved, and on May 8, 2025, the Company announced a new share repurchase program (the “May 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to an additional $1 billion of its outstanding common stock. On November 24, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase an aggregate of $250 million of the Company’s common stock under the May 2025 Share Repurchase Program. In the fourth quarter of 2025, under the ASR Agreement, the Company funded $250 million under the ASR and received a $200 million initial delivery of approximately 2.6 million shares of the Company’s common stock based on a price of 77.41 per share, inclusive of the related 1% excise tax. The total number of shares purchased by the Company pursuant to the ASR Agreement will be based on the average of the volume-weighted average prices of the Company’s common stock on specified dates during the term of the ASR Agreement, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement under the ASR Agreement is expected to occur during the first fiscal quarter of the Company’s fiscal year 2026.
Additionally, on November 24, 2025, the Board of Directors approved a new share repurchase program (the “November 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to an additional $1 billion of its outstanding common stock.
For the year ended December 27, 2025, the Company repurchased 11,881,693 shares at an aggregate purchase price of approximately $934 million under the Original Share Repurchase Program and the May 2025 Share Repurchase Program, inclusive of approximately $8 million of fees, commissions, and the related 1% excise tax. As of December 27, 2025, there were no remaining funds authorized under the Original Share Repurchase Program, approximately $90 million in remaining funds authorized under the May 2025 Share Repurchase Program and $1 billion in remaining funds authorized under the November 2025 Share Repurchase Program.
The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Under the May 2025 Share Repurchase Program and the November 2025 Share Repurchase Program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The May 2025 Share Repurchase Program and the November 2025 Share Repurchase Program do not obligate the Company to acquire any particular amount of shares, and the repurchase programs may be suspended or discontinued at any time at the Company’s discretion. The repurchase authorizations do not have expiration dates.
Convertible Preferred Stock—On May 6, 2020, pursuant to the terms of an Investment Agreement with KKR Fresh Aggregator L.P., a Delaware limited partnership, which agreement was joined on February 25, 2021 by permitted transferee KKR Fresh Holdings L.P., a Delaware limited partnership (“KKR”), the Company issued and sold 500,000 shares of the Company’s Series A Preferred Stock, par value $0.01 per share, to KKR Fresh Aggregator L.P. for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The Company used the net proceeds from the Issuance for working capital and general corporate purposes. During the first quarter of 2023, KKR converted approximately 162,000 shares of Series A Preferred Stock into approximately 8 million shares of the Company’s common stock and the Company paid cash dividends of $7 million on the remaining outstanding shares of Series A Preferred Stock. During the second quarter of 2023, KKR converted the remaining shares, approximately 372,000 shares of Series A Preferred Stock, and completed a secondary offering of approximately 17 million shares of the Company’s common stock. As of December 30, 2023, the Company had no outstanding shares of Series A Preferred Stock.
14.    LEASES
The Company leases certain distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use (“ROU”) asset in the Company’s Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term as of commencement date. For the Company’s leases that do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the information available as of commencement date in determining the present value of future payments. The lease terms may include options to extend, terminate or buy out the lease. When it is reasonably certain that the Company will exercise these options, the associated payments are included in ROU assets and the estimated lease liabilities. Leases with an initial term of 12 months or less are not recorded in the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For office and warehouse equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred. As of December 27, 2025, lease agreements included residual value guarantees of up to $265 million that could potentially come due in future periods. For leases which we believe amounts will be owed under these guarantees we have included the probable residual value guarantee within the lease payments to measure the right-of-use assets and lease liabilities.
As of December 27, 2025, the Company had entered into three additional finance and operating leases related to warehouse leases for distribution centers and will commence upon building completion, with expected commencement dates ranging from 2026 to 2027 with terms of up to 15 years.

The following table presents the location of the ROU assets and lease liabilities in the Company’s Consolidated Balance Sheets:

Leases	Consolidated Balance Sheet Location	December 27, 2025	December 28, 2024
Assets
Operating	Other assets	$332	$271
Financing(2)	Property and equipment-net(1)	575	494
Total leased assets		$907	$765
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$48	$42
Financing	Current portion of long-term debt	130	102
Noncurrent:
Operating	Other long-term liabilities	307	248
Financing(2)	Long-term debt	427	389
Total lease liabilities		$912	$781

(1)Financing lease assets are recorded net of accumulated amortization of $307 million and $300 million as of December 27, 2025 and December 28, 2024, respectively.
(2)For the fiscal year ended 2024, excludes leases classified as held for sale in relation to the Freshway divestiture. Refer to Note 5, Acquisitions and Divestitures for additional information.
The following table presents the location of lease costs in fiscal years 2025, 2024 and 2023 in the Company’s Consolidated Statements of Comprehensive Income:

Lease Cost	Statements of Comprehensive Income Location	2025	2024	2023
Operating lease cost	Distribution, selling and administrative costs	$71	$66	$59
Financing lease cost:
Amortization of leased assets	Distribution, selling and administrative costs	95	88	86
Interest on lease liabilities	Interest expense-net	28	27	22
Short-term lease cost	Distribution, selling and administrative costs	3	3	2
Variable lease cost	Distribution, selling and administrative costs	14	12	12
Net lease cost		$211	$196	$181
Future lease payments under lease agreements as of December 27, 2025 were as follows:

Maturity of Lease Liabilities	Operating Leases	Financing Lease Obligation	Total
2026	$70	$153	$223
2027	67	135	202
2028	53	106	159
2029	49	86	135
2030	47	76	123
After 2030	181	69	250
Total lease payments	467	625	1,092
Less amount representing interest	(112)	(68)	(180)
Present value of lease liabilities	$355	$557	$912

Other information related to lease agreements for fiscal years 2025, 2024 and 2023 was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	2025	2024	2023
Operating cash flows from operating leases	$68	$69	$62
Operating cash flows from financing leases	26	24	21
Financing cash flows from financing leases	120	124	111

Lease Term and Discount Rate	December 27, 2025	December 28, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	8.37	7.61	7.57
Financing leases	7.09	7.10	7.03
Weighted-average discount rate:
Operating leases	6.6%	6.8%	6.5%
Financing leases	4.8%	4.4%	4.2%
15.    RETIREMENT PLANS
The Company sponsors a defined benefit pension plan and a 401(k) plan for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
Company Sponsored Defined Benefit Plans — The Company sponsors the US Foods Consolidated Defined Benefit Retirement Plan (the “Retirement Plan”), a qualified defined benefit retirement plan, that pays benefits to eligible employees at the time of retirement, using actuarial formulas based upon a participant’s years of credited service and compensation. Only certain union associates are eligible to participate and continue to accrue benefits under the plan per the collective bargaining agreements (“CBAs”). The plan is closed and frozen to all other employees. The Company also maintains postretirement health and welfare plans for certain employees. These other post retirement benefit costs were de minimis for fiscal years 2025, 2024 and 2023. Amounts related to the Retirement Plan and other postretirement plans recognized in the Company’s consolidated financial statements are determined on an actuarial basis.
Effective December 30, 2023, the Retirement Plan was split into the Retirement Plan that was continuing, the “Ongoing Plan”, and the portion of the Retirement Plan that was terminating, the “Terminating Plan.” During the fourth quarter of fiscal year 2024, the Company remeasured and settled all benefits related to the Terminating Plan. In the fourth quarter of fiscal year 2024, the Company settled its obligations under the Terminating Plan by providing $254 million in lump sum payments to eligible participants who elected to receive them and through the purchase of annuity contracts from a highly rated insurance company for $414 million. The settlement of the Terminating Plan resulted in excess plan assets of approximately $63 million, which were transferred to the Ongoing Plan. The cost of the settlement of the Terminating Plan was a nonrecurring charge to pension expense of approximately $124 million to recognize deferred costs previously held in accumulated other comprehensive income (loss). No cash contributions were required in the current fiscal year to support the Terminating Plan transaction. As a result of the planned termination, the net funded status of the Terminating Plan was recorded within accrued expenses and other current liabilities in the Consolidated Balance Sheet as of December 28, 2024. After the Terminating Plan was settled, the net funded status of the Ongoing Plan was recorded within other long term assets and other long term liabilities as of December 28, 2024.
The components of net periodic pension benefit costs (credits) for the Retirement Plan the last three fiscal years were as follows:

	2025	2024	2023
Components of net periodic pension benefit (credits) costs:
Service cost	$2	$2	$2
Interest cost	1	17	38
Expected return on plan assets	(5)	(17)	(47)
Amortization of net loss	—	5	3
Settlement	—	124	—
Net periodic pension benefit (credits) costs	$(2)	$131	$(4)

The service cost component of net periodic benefit (credits) costs is included in distribution, selling and administrative costs, while the other components of net periodic benefit (credits) costs are included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.
The Company did not make a significant contribution to the Retirement Plan in fiscal years 2025, 2024 and 2023. With the exception of the $124 million cost in fiscal year 2024 related to the plan termination settlement, there have been no non-cash settlement costs incurred in fiscal years 2025, 2024, and 2023.
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive income (loss) for pension benefits for the last three fiscal years were as follows:

	2025	2024	2023
Changes recognized in accumulated other comprehensive income (loss):
Actuarial gain (loss)	$8	$82	$(58)
Amortization of net loss	—	5	3
Settlement	—	124	—
Net amount recognized	$8	$211	$(55)
Changes in plan assets and benefit obligations recorded in accumulated other comprehensive income (loss) for other postretirement benefits for the last three fiscal years were de minimis.
The funded status of the Retirement Plan for the last three fiscal years was as follows:

	Pension Benefits
	2025	2024	2023
Change in benefit obligation:
Benefit obligation as of beginning of year	$23	$777	$720
Service cost	2	2	2
Interest cost	1	17	38
Actuarial (gain) loss	—	(74)	58
Benefit disbursements	(1)	(28)	(41)
Settlement	—	(671)	—
Projected benefit obligation as of end of year	25	23	777
Change in plan assets:
Fair value of plan assets as of beginning of year	86	760	753
(Loss) return on plan assets	14	25	48
Benefit disbursements	(1)	(28)	(41)
Settlement	—	(671)	—
Fair value of plan assets as of end of year	99	86	760
Net funded status	$74	$63	$(17)
The net funded status of the Ongoing Plan for fiscal year 2025 increased from a net asset of $63 million to a net asset of $74 million. The net funded status of the Retirement Plan for fiscal year 2024 increased from a net liability of $17 million to a net asset of $63 million, as a result of settling the Terminating Plan.
There was no pension benefits actuarial gain or loss for the fiscal year 2025. The fiscal year 2024 pension benefits actuarial gain of $74 million was primarily due to a decrease in the discount rate and Terminating Plan adjustments. The fiscal year 2023 pension benefits actuarial loss of $58 million was primarily due to a decrease in the discount rate and Terminating Plan adjustments.

The amounts recognized on the Company’s Consolidated Balance Sheets related to the company-sponsored defined benefit plans for the fiscal year ended 2025 consisted of $74 million of prepaid benefit obligation-noncurrent and $5 million of net gain recognized in accumulated other comprehensive income (loss). The amounts recognized on the Company’s Consolidated Balance Sheets related to the company-sponsored defined benefit plans consisted of $63 million of prepaid benefit obligation-noncurrent and $3 million of net loss recognized in accumulated other comprehensive income (loss) for the fiscal year ended 2024. The amounts recognized on the Company’s Consolidated Balance Sheets related to the company-sponsored defined benefit plans consisted of $16 million of accrued benefit obligation-current, $1 million of accrued benefit obligation-noncurrent and $213 million of net loss recognized in accumulated other comprehensive income (loss) for the fiscal year ended 2023. Additionally, the accumulated benefit obligation was $23 million, $21 million and $775 million for the fiscal years ended 2025, 2024 and 2023, respectively.
Weighted average assumptions used to determine benefit obligations as of period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2025	2024	2023
Benefit obligation:
Discount rate	5.80%	5.80%	5.15%
Annual compensation increase	—%	—%	2.96%
Net cost:
Discount rate	5.80%	5.20%	5.50%
Expected return on plan assets	6.75%	5.20%	6.50%
Annual compensation increase	—%	—%	2.96%

The measurement date for the defined benefit and other postretirement benefit plans was December 31 for fiscal years 2025, 2024 and 2023. The Company applies the practical expedient under ASU No. 2015-04 “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end.
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
The US Foods, Inc. Retirement Investment Committee (the “Committee”) has authority and responsibility to oversee the investment and management of the trust (“the Trust”) which holds the assets of the Retirement Plan and has adopted an Investment Policy to provide a framework for the management of the Trust’s assets, including the objectives and long-term strategy with respect to the investment program of the Trust. Pursuant to the Investment Policy, the primary goal of investing Trust assets is to ensure that pension liabilities are met over time, and that Trust assets are invested in a manner that maximizes the probability of meeting pension liabilities. The secondary goal of investing Trust assets is to maximize long-term investment return consistent with a reasonable level of risk. Through consultation with its investment consultant, the Committee has developed long-term asset allocation guidelines intended to achieve investment objectives relative to projected liabilities. Based on those projections, the Committee has approved a dynamic asset allocation strategy that increases the liability-hedging assets of the Trust and decreases the return-seeking assets of the Trust as the funded ratio of the Retirement Plan improves. Based upon the funded ratio of the Retirement Plan, an asset allocation of 70% equity securities (U.S. large cap equities, U.S. small and mid-cap equities and non-U.S. equities) and 30% fixed income securities (U.S. Treasuries, STRIPs, and investment grade corporate bonds) was targeted during the Company’s fiscal year 2025. The actual mix of assets in the Trust as of December 27, 2025 consisted of 84% equity securities and 16% fixed income securities.

The following table sets forth the fair value of the Retirement Plans’ assets by asset fair value hierarchy level:

	Asset Fair Value as of December 27, 2025
	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$67	$—	$—	$67
Corporate debt securities:
Domestic	—	16	—	16
	$67	$16	$—	83
Common collective trust funds:
Cash equivalents				16
Total investments measured at net asset value as a practical expedient				16
Total defined benefit plans’ assets				$99

	Asset Fair Value as of December 28, 2024
	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$16	$—	$—	$16
Long-term debt securities:
Corporate debt securities:
Domestic	—	5	—	5
	$16	$5	$—	$21
Common collective trust funds:
Cash equivalents				68
Total investments measured at net asset value as a practical expedient				68
Total defined benefit plans’ assets				$89

A description of the valuation methodologies used for assets measured at fair value is as follows:
•Cash and cash equivalents are valued at original cost, plus accrued interest.
•Equities are valued at the closing price reported on the active market on which individual securities are traded.
•Long-term debt securities are valued at the estimated price a dealer will pay for the individual securities.
Estimated future benefit payments, under Company sponsored plans as of December 27, 2025, are as follows:

Pension Benefits
2026	$2
2027	2
2028	2
2029	2
2030	2
Subsequent five years	8

The Company does not expect to make contributions to the Retirement Plans in fiscal year 2026.
Other Company Sponsored Benefit Plans—Certain employees are eligible to participate in the Company’s 401(k) savings plan. The Company made employer matching contributions to the 401(k) plan of $86 million, $82 million and $65 million for fiscal years 2025, 2024 and 2023, respectively.
Multiemployer Pension Plans—The Company is also required to contribute to various multiemployer pension plans under the terms of CBAs that cover certain of its union-represented employees. These plans are jointly administered by trustees for participating employers and the applicable unions.

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
If the Company elects to voluntarily withdraw from a multiemployer pension plan, it may be responsible for its proportionate share of the respective plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $78 million as of December 27, 2025. Actual withdrawal liabilities incurred by the Company, if it were to withdraw from one or more plans, could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plans’ funded status.
To determine if a plan is significant, the Company evaluates several factors including the Company’s significance to the plan in terms of contributions, the funded status of the plan and the size of the withdrawal liability if the Company were to voluntarily withdraw from the plan. For each plan that is considered individually significant to the Company, the following information is provided:
•The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number assigned to a plan by the Internal Revenue Service.
•The most recent Pension Protection Act (“PPA”) zone status available for fiscal years 2025 and 2024 is for the plan years beginning in 2024 and 2023, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, or critical and declining status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. Plans are generally considered “critical and declining” if they are projected to become insolvent within 20 years. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.
•The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.
•The Expiration Dates column indicates the expiration dates of the CBAs to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions(1)		Contributions That Exceed 5% of Total Plan Contributions (2)		Expiration Dates
		2025	2024		2025	2024	2025	2024
Teamsters Retirement Pension Plan	41-6047047/001	Green	Green	N/A	$8	$7	Yes	Yes	04/07/2029
Teamster Pension Trust Fund of Philadelphia and Vicinity	23-1511735/001	Green	Green	N/A	$5	$5	No	No	02/13/2026
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	$3	$3	Yes	Yes	06/30/2026
Warehouse Employees Local169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	$1	$1	Yes	Yes	02/13/2026
Western Conference of Teamsters Pension Trust Fund (USF & FG)	91-6145047/001	Green	Green	N/A	$29	$28	No	No	10/03/2026-07/31/2029
Other Contributions					$14	$13
Total Company Contributions					$60	$57
There were no surcharges imposed on any of the plans and no payments related to withdrawals or settlements.

(1)Contributions made to these plans during the Company’s fiscal year, which may not coincide with the plans’ respective fiscal years.
(2)    Indicates whether the Company was listed in the respective multiemployer pension plan Form 5500 for the applicable plan year as having made more than 5% of total contributions to the plan.

16.    EARNINGS PER SHARE
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. The Company applies the if-converted method to calculate the dilution impact of the Series A Preferred Stock, if dilutive in the period. For the three fiscal years 2025, 2024 and 2023, share-based awards representing less than 1 million underlying common shares, were not included in the computation because the effect would have been anti-dilutive. For fiscal year 2023, Series A Preferred Stock representing 9 million of underlying common shares were included in the computation because the effect was dilutive. The Company did not have any outstanding Series A Preferred Stock during fiscal year 2025 and 2024.
The following table sets forth the computation of basic and diluted EPS:

	2025	2024	2023
Numerator:
Net income	$676	$494	$506
Less: Series A Preferred Stock dividends (1)	—	—	(7)
Net income available to common shareholders	$676	$494	$499
Denominator:
Weighted-average common shares outstanding	227	241	239
Effect of dilutive share-based awards	3	3	2
Effect of dilutive underlying shares of the Series A Preferred Stock (2)	—	—	9
Weighted-average dilutive shares outstanding	230	244	250
Net income per share:
Basic	$2.98	$2.05	$2.09
Diluted	$2.94	$2.02	$2.02
(1)    As discussed in Note 13 Common Stock and Convertible Preferred Stock, Series A Preferred Stock dividends for 2023 were paid in cash.
(2)    Under the if-converted method, outstanding shares of the Series A Preferred Stock are converted to common shares for inclusion in the calculation of weighted-average common shares outstanding-diluted. Once converted, there would be no preferred stock outstanding and therefore, no Series A Preferred Stock dividend as of December 30, 2023, the 9 million shares represent the weighted average impact on these shares during the fiscal year 2023. See Note 13 Common Stock and Convertible Preferred Stock, for details on Series A Preferred Stock.

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in accumulated other comprehensive income (loss), by component, for the last three fiscal years:

	2025	2024	2023
Accumulated other comprehensive income (loss) components
Retirement benefit obligations:
Balance as of beginning of year (1)	$42	$(116)	$(73)
Other comprehensive income (loss) before reclassifications	8	92	(55)
Reclassification adjustments:
Amortization of net loss (2) (3)	—	(5)	(3)
Settlements (2) (3)	—	124	—
Total before income tax	8	211	(58)
Income tax provision (benefit)	3	53	(15)
Current year comprehensive income (loss), net of tax	5	158	(43)
Balance as of end of year (1)	$47	$42	$(116)

Interest rate caps:
Balance as of beginning of year (1)	$1	$1	$—
Change in fair value of interest rate caps	—	—	1
Current year comprehensive income, net of tax	—	—	1
Balance as of end of year (1)	$1	$1	$1
Accumulated other comprehensive income (loss) as of end of year(1)	$48	$43	$(115)
(1)    Amounts are presented net of tax.
(2)    Included in the computation of net periodic benefit costs. See Note 15, Retirement Plans, for additional information.
(3)    Included in other income—net in the Company’s Consolidated Statements of Comprehensive Income.

Included in the retirement benefit obligations balance as of December 27, 2025 is $43 million of tax effects, $44 million of which represents tax effects on items within accumulated other comprehensive income (loss) related to the Tax Cuts and Jobs Act of 2017 and the presence of a valuation allowance in certain historical periods. The Company expects the tax effects to remain in accumulated other comprehensive income (loss) until the Ongoing Plan ceases to exist.
18.    INCOME TAXES
The income tax provision for the fiscal years 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023
Current:
Federal	$104	$139	$140
State	32	21	23
Current income tax provision	136	160	163
Deferred:
Federal	64	(24)	(4)
State	22	14	13
Deferred income tax provision	86	(10)	9
Total income tax provision	$222	$150	$172

The Company’s effective income tax rates for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023 were 25%, 23% and 25%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future.

On August 26, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA) that includes provisions that allow a company to purchase transferable tax credits. In 2025, we executed agreements to purchase eligible tax credits for a total of $71 million, due to counterparties in 2026.
The reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 21% to the Company’s income tax provision for the fiscal years 2025, 2024 and 2023 is shown below:

	2025		2024		2023
US federal statutory tax rate	$189	21.0%	$135	21.0%	$142	21.0%
State and local income taxes(a)	42	4.7%	32	4.9%	31	4.6%
Tax credits	(8)	(0.9)%	(3)	(0.5)%	(2)	(0.3)%
Non-taxable or non-deductible items
Stock-based compensation	(9)	(1.0)%	(7)	(1.1)%	(4)	(0.6)%
Other	8	0.9%	10	1.6%	8	1.2%
Changes in uncertain tax benefits	—	—%	(17)	(2.6)%	(3)	(0.4)%
Total income tax provision	$222	24.7%	$150	23.2%	$172	25.4%
(1) State Taxes in California, Florida, Illinois, New York, Oregon, Pennsylvania, Virginia (2025), Georgia (2024) and New Jersey (2023) made up the majority (greater than 50 percent) of the tax effect in this category.

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows:

	December 27, 2025	December 28, 2024
Deferred tax assets:
Operating lease liabilities	$88	$73
Workers’ compensation, general and fleet liabilities	63	55
Financing lease and other long term liabilities	129	118
Other deferred tax assets	95	119
Total gross deferred tax assets	375	365
Less valuation allowance	(6)	(7)
Total net deferred tax assets	369	358
Deferred tax liabilities:
Property and equipment	(234)	(227)
Operating lease assets	(82)	(68)
Intangibles	(352)	(311)
Financing lease and other long term liabilities	(78)	(46)
Other deferred tax liabilities	(49)	(41)
Total deferred tax liabilities	(795)	(693)
Net deferred tax liability	$(426)	$(335)

The net deferred tax liabilities presented in the Company’s Consolidated Balance Sheets were as follows:

	December 27, 2025	December 28, 2024
Noncurrent deferred tax assets	$—	$—
Noncurrent deferred tax liability	(426)	(335)
Net deferred tax liability	$(426)	$(335)

The Company had tax affected state net operating loss carryforwards of $21 million as of December 27, 2025. The Company’s net operating loss carryforwards expire as follows:

State
2026-2030	$2
2031-2035	4
2036-2040	13
2041-2045	1
Indefinite	1
$21
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
The Company maintained a valuation allowance on certain state net operating loss and other state tax attribute carryforwards expected to expire unutilized as a result of insufficient forecasted taxable income in the carryforward period or the utilization of which is subject to limitation.
A summary of the activity in the valuation allowance for the fiscal years 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Balance at beginning of year	$7	$10	16
Benefit recognized	(1)	(3)	(6)
Balance at end of year	$6	$7	$10
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
Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2025, 2024 and 2023 was as follows:

Balance at January 1, 2023	30
Decreases due to lapses of statute of limitations	(4)
Balance at December 30, 2023	26
Decreases due to lapses of statute of limitations	(18)
Positions assumed in a business combination	2
Balance at December 28, 2024	10
Decreases due to lapses of statute of limitations	(1)
Increase for tax positions related to the current year	1
Balance at December 27, 2025	$10
Included in the balance of unrecognized tax benefits as of the end of fiscal years 2025, 2024 and 2023 was $8 million, $8 million and $24 million, respectively, of tax benefits that, if recognized, would affect the effective income tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had accrued interest and penalties of approximately $9 million and $8 million as of December 27, 2025 and December 28, 2024, respectively.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2022 through 2024 U.S. federal income tax years, and various state income tax years from 2001 through 2024, remain subject to income tax examinations by the relevant taxing authorities. Prior to 2007, the Company was owned by Royal Ahold N.V. (“Ahold”). Ahold indemnified the Company for 2007 pre-closing consolidated U.S. federal and certain combined state income taxes, and the Company is responsible for all other taxes, interest and penalties.
19.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $1.1 billion of purchase orders and purchase contract commitments as of December 27, 2025 to be purchased through the end of fiscal year 2026 and $113 million of information technology commitments through December 2028 that are not recorded in the Company’s Consolidated Balance Sheets.
The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of December 27, 2025 totaled approximately $49 million. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2026	$49
2027 and thereafter	—
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $34 million through December 2026, as of December 27, 2025. Additionally, the Company had electricity forward purchase commitments totaling $3 million through July 2027, as of December 27, 2025. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
Surety Bonds—As of December 27, 2025, the Company had approximately $362 million of surety bonds that were not recorded on the Consolidated Balance Sheets. The surety bonds are primarily used as security against certain insurance program contractual commitments in the normal course of business.
20.    US FOODS HOLDING CORP. CONDENSED FINANCIAL INFORMATION
These condensed parent company financial statements should be read in conjunction with the Company’s consolidated financial statements. Under terms of the agreements governing its indebtedness, the net assets of USF are restricted from being transferred to US Foods in the form of loans, advances or dividends with the exception of income tax payments, share-based compensation settlements and minor administrative costs. USF had $2.8 billion of restricted payment capacity under these covenants, and approximately $1.6 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation, as of December 27, 2025. See Note 13, Common Stock and Convertible Preferred Stock, for a discussion of the Company’s equity-related transactions. In the condensed parent company financial statements below, the investment in the operating subsidiary, USF, is accounted for using the equity method.

Condensed Parent Company Balance Sheets
(In millions, except par value)

	December 27, 2025	December 28, 2024
ASSETS
Investment in subsidiary	4,307	$4,528
Other assets	—	—
Total assets	$4,307	$4,528
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other current liabilities	$—	$—
Deferred tax liabilities	—	—
Total liabilities	—	—
Commitments and Contingencies (Note 19)
Shareholders’ Equity
Common stock, $0.01 par value—600 shares authorized; 256.6 issued and 220.5 outstanding as of December 27, 2025, and 254.7 issued and 230.5 outstanding as of December 28, 2024	3	3
Additional paid-in capital	3,777	3,748
Retained earnings	2,679	2,003
Accumulated other comprehensive loss	48	43
Treasury Stock, 36.1 and 24.2 shares, respectively	(2,200)	(1,269)
Total shareholders’ equity	4,307	4,528
Total liabilities and shareholders’ equity	$4,307	$4,528

Condensed Parent Company Statements of Comprehensive Income

	Fiscal Years Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Income before income taxes	$—	$—	$—
Income tax provision	—	—	—
Income before equity in net earnings of subsidiary	—	—	—
Equity in net earnings of subsidiary	676	494	506
Net income	676	494	506
Other comprehensive income—net of tax:
Changes in retirement benefit obligations	5	158	(43)
Loss on pension settlement	—	(124)	—
Unrecognized (loss) gain on interest rate hedges	—	—	1
Comprehensive income	$681	$528	$464
Net income	$676	$494	$506
Series A convertible preferred stock dividends	—	—	(7)
Net income available to common shareholders	$676	$494	$499

Condensed Parent Company Statements of Cash Flows

	Fiscal Years Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income	$676	$494	$506
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	(676)	(494)	(506)
Changes in operating assets and liabilities:
decrease in other assets	—	—	—
Net cash used in operating activities	—	—	—

Cash flows from investing activities:
Investment in subsidiary	934	958	301
Net cash provided by investing activities	934	958	301

Cash flows from financing activities:
Dividends paid on Series A convertible preferred stock	—	—	(7)
Repurchase of common stock	(934)	(958)	(294)
Net cash used in financing activities	(934)	(958)	(301)
Net increase in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash—beginning of year	—	—	—
Cash, cash equivalents and restricted cash—end of year	$—	$—	$—
21.    BUSINESS INFORMATION
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

The CODM utilizes the U.S. GAAP measurement of consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as allocation of budget between net sales, cost of goods sold, distribution costs and selling and administrative costs. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. In addition, the measure of capital expenditures, depreciation and amortization is reported on the Company’s Consolidated Statements of Cash Flows. The following table presents selected financial information with respect to the Company’s single operating segment for the fiscal years ended 2025, 2024 and 2023:

	Fiscal Years Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Net sales	$39,424	$37,877	$35,597
Cost of goods sold	32,560	31,343	29,449
Distribution costs	2,638	2,578	2,387
Selling and administrative costs	2,994	2,834	2,730
Restructuring activity and asset impairment charges	33	23	14
Other expense (income)—net	(4)	6	(6)
Interest expense—net	305	315	324
Loss on extinguishment of debt	—	10	21
Recognition of net actuarial loss for pension settlement	—	124	—
Income tax provision	222	150	172
Net income	$676	$494	$506
No single customer accounted for more than 2% of the Company’s consolidated net sales in fiscal year 2025, 2% of the Company’s consolidated net sales in fiscal year 2024 and 2% of the Company’s consolidated net sales in fiscal year 2023. However, customers who are members of one group purchasing organization accounted, in the aggregate, for approximately 14% of the Company’s consolidated net sales in fiscal year 2025, 14% of the Company’s consolidated net sales in fiscal year 2024 and 14% of the Company’s consolidated net sales for fiscal year 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 27, 2025, the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of US Foods Holding Corp.’s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 12, 2026
Management of US Foods Holding Corp. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.
Based on this assessment, management determined that, as of December 27, 2025, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 27, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Foods Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of US Foods Holding Corp. and subsidiaries (the “Company”) as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 27, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated February 12, 2026. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 12, 2026

Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 27, 2025, one of our executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act, as follows.

On November 25, 2025, Dirk Locascio, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Locascio’s Rule 10b5-1 trading plan provides for the exercise and sale of up to 45,101 stock options and the gift of up to 10,000 shares of common stock. The foregoing exercises, sales or gifts will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and November 6, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to members of the Board of Directors and with respect to the Audit Committee will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (our “2026 Proxy Statement”) under the captions “Election of Directors”, “Delinquent Section 16(a) Reports”, and “Corporate Governance-Meetings of the Board and its Committees-Audit Committee” and is incorporated herein by reference. The information required by this item with respect to our Code of Conduct will be included in our 2026 Proxy Statement under the caption “Corporate Governance-Corporate Governance Materials” and is incorporated herein by reference. See Item 1 of Part I, “Business-Information about our Executive Officers” for the information required by this item with respect to our executive officers.
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
Item 11. Executive Compensation
The information required by this item will be included in our 2026 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report,” “Executive Compensation,” and “Director Compensation” and is incorporated herein by reference, provided that the Compensation and Human Capital Committee Report shall not be deemed to be “filed” with this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management will be included in our 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Officers” and is incorporated herein by reference.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is presented below.
Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 27, 2025:

Plan Category	Number of shares to be issued upon exercise of outstanding options, restricted warrants and rights(1)	Weighted-average exercise price of shares underlying outstanding options, warrants and rights(2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(3)
Equity compensation plans approved by stockholders	4,327,389	26.55	7,864,788
Equity compensation plans not approved by stockholders	—	—	—
Total	4,327,389	26.55	7,864,788
(1) This number consists of 516,073 shares subject to outstanding awards under the 2016 US Foods Holding Corp. Omnibus Incentive Plan, and 3,811,316 shares subject to outstanding awards under the US Foods Holding Corp. 2019 Long-Term Incentive Plan (the “2019 Plan”).
(2)    This weighted-average exercise price is calculated based on the exercise prices of outstanding Options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.
(3)    This number consists of 4,988,227 shares available for issuance under the 2019 Plan, and 2,876,561 shares reserved for issuance under the employee stock purchase plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2026 Proxy Statement under the captions “Election of Directors,” “Corporate Governance” and “Related Party Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2026 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

Exhibit No.	Description
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

10.28*	Executive Severance Agreement by and between the Company and David Flitman (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 28, 2022)

Exhibit No.	Description
10.29*	Form of Severance Letter Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).

10.30*	Form of Severance Letter Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).

10.31*	US Foods Holding Corp., Non-Employee Director Deferral Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the SEC on February 13, 2025).

21.1	List of Subsidiaries of US Foods Holding Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the SEC on February 15, 2024).

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

US FOODS HOLDING CORP. (Registrant)

By:	/s/ DAVID E. FLITMAN
Name:	David E. Flitman
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. FLITMAN	Chief Executive Officer and Director	February 12, 2026
David E. Flitman	(Principal Executive Officer)

/s/ DIRK J. LOCASCIO	Chief Financial Officer	February 12, 2026
Dirk J. Locascio	(Principal Financial Officer)

/s/ ANNMARIE LOBRED	Senior Vice President,Chief Accounting Officer	February 12, 2026
AnnMarie Lobred	(Principal Accounting Officer)

/s/ CHERYL A. BACHELDER	Director	February 12, 2026
Cheryl A. Bachelder

/s/ MARLA GOTTSCHALK	Director	February 12, 2026
Marla Gottschalk

/s/DAVE BULLOCK	Director	February 12, 2026
Dave Bullock

/s/ CARL ANDREW PFORZHEIMER	Director	February 12, 2026
Carl Andrew Pforzheimer

/s/ QUENTIN ROACH	Director	February 12, 2026
Quentin Roach

/s/ DAVID M. TEHLE	Director and Board Chair	February 12, 2026
David M. Tehle

/s/ ANN E. ZIEGLER	Director	February 12, 2026
Ann E. Ziegler