Form 10-Q
period 2026-03-28
US Foods Holding Corp.
filed 2026-05-07
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
220,221,656 shares of the registrant’s common stock were outstanding as of May 1, 2026.

Forward-Looking Statements

This Quarterly Report (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements about future results of operations, growth opportunities, operational improvements, strategies and other statements which are not purely historical facts or that necessarily depend upon future events. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions (although not all forward-looking statements may contain such words). These statements are not guarantees of future performance or results and are subject to risks, uncertainties and other important factors, many of which are beyond our control, that could cause actual results to differ materially from those expressed in the forward-looking statements, including, among others:

• Changes in consumer eating habits, including economic factors affecting consumer confidence and discretionary spending and impact of advancements in pharmaceutical therapies, which may reduce the consumption of food prepared away from home;

• cost inflation/deflation and commodity volatility, including increases in fuel costs;
• geopolitical developments and supply chain disruptions;
• competition;
• reliance on third-party suppliers and interruption of product supply or increases in product costs;
• changes in our relationships with customers and group purchasing organizations;
• our ability to increase or maintain the highest margin portions of our business and achieve the expected benefits from cost savings initiatives;
• the impact of climate change or related regulatory or market measures;
• the impact of governmental regulations related to our operations, including product safety;
• product recalls and product liability claims;
• our reputation in the industry;
• labor relations, increased labor costs and continued access to qualified labor;
• the level of interest rates and availability of indebtedness and restrictions under agreements governing our indebtedness;
• disruption of existing technologies and implementation of new technologies, including artificial intelligence;
• cybersecurity incidents and other technology disruptions;
• effective execution on the Company’s growth strategy, including acquisitions and the integration of acquired businesses;
• risks to the health and safety of our associates and others;
• adverse judgments or settlements resulting from litigation;
• extreme weather conditions, natural disasters and other catastrophic events; and
• the timing and scope of future repurchases by US Foods of its common stock.
More information on these risks and other potential factors that could affect the Company’s business, reputation, results of operations, financial condition, and stock price set forth in Item 1A of Part I, “Risk Factors,” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 filed February 12, 2026, as may be updated in the Company’s subsequent filings with the Securities and Exchange Commission. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof. For these statements, the Company claims the protection of the safe harbor for forward-looking statements in the Private Securities Litigation Reform Act. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, the Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	March 28, 2026	December 27, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49	$41
Accounts receivable, less allowances of $32 and $30	2,170	2,026
Vendor receivables, less allowances of $8 and $7	232	173
Inventories—net	1,678	1,711
Prepaid expenses	200	153
Other current assets	31	60
Total current assets	4,360	4,164
Property and equipment—net	2,702	2,681
Goodwill	5,794	5,794
Other intangibles—net	767	781
Other assets	541	523
Total assets	$14,164	$13,943
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$158	$168
Accounts payable	2,741	2,447
Accrued expenses and other current liabilities	778	839
Current portion of long-term debt	142	137
Total current liabilities	3,819	3,591
Long-term debt	5,025	5,063
Deferred tax liabilities	438	426
Other long-term liabilities	549	556
Total liabilities	9,831	9,636
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 257.9 issued and 220.4 outstanding as of March 28, 2026, and 256.6 issued and 220.5 outstanding as of December 27, 2025	3	3
Additional paid-in capital	3,812	3,777
Retained earnings	2,795	2,679
Accumulated other comprehensive income	48	48
Treasury Stock, 37.5 and 36.1 shares, respectively	(2,325)	(2,200)
Total shareholders’ equity	4,333	4,307
Total liabilities and shareholders' equity	$14,164	$13,943
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 weeks ended
	March 28, 2026	March 29, 2025
Net sales	$9,610	$9,351
Cost of goods sold	7,957	7,737
Gross profit	1,653	1,614
Operating expenses:
Distribution, selling and administrative costs	1,429	1,385
Restructuring activity and asset impairment charges	8	5
Total operating expenses	1,437	1,390
Operating income	216	224
Other income—net	(1)	(1)
Interest expense—net	75	77
Income before income taxes	142	148
Income tax provision	26	33
Net income	116	115
Other comprehensive income—net of tax:
Comprehensive income	$116	$115
Net income	$116	$115

Net income per share
Basic (Note 11)	$0.53	$0.50
Diluted (Note 11)	$0.52	$0.49
Weighted-average common shares outstanding
Basic (Note 11)	220	231
Diluted (Note 11)	223	234
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 27, 2025	256.6	$3	$3,777	$2,679	36.1	$(2,200)	$48	$4,307
Share-based compensation expense	—	—	22	—	—	—	—	22
Proceeds from employee share purchase plan	—	—	7	—	—	—	—	7
Vested restricted stock units, net	1.0	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	7	—	—	—	—	7
Tax withholding payments for net share-settled equity awards	—	—	(51)	—	—	—	—	(51)
Common stock repurchased	—	—	50	—	1.4	(125)	—	(75)
Excise tax on common stock repurchases	—	—	—	—	—	—	—	—
Net income	—	—	—	116	—	—	—	116
BALANCE—March 28, 2026	257.9	$3	$3,812	$2,795	37.5	$(2,325)	$48	$4,333

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 28, 2024	254.7	$3	$3,748	$2,003	24.2	$(1,269)	$43	$4,528
Share-based compensation expense	—	—	22	—	—	—	—	22
Proceeds from employee share purchase plan	0.1	—	6	—	—	—	—	6
Vested restricted stock units, net	1.0	—	—	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(33)	—	—	—	—	(33)
Common stock repurchased	—	—	—	—	0.3	(23)	—	(23)
Net income	—	—	—	115	—	—	—	115
BALANCE—March 29, 2025	255.8	$3	$3,744	$2,118	24.5	$(1,292)	$43	$4,616
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	13 weeks ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Net income	$116	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119	112
Deferred tax provision	11	8
Share-based compensation expense	22	22
Provision for doubtful accounts	8	9
Other non-cash activities	2	3
Changes in operating assets and liabilities:
Increase in receivables	(211)	(174)
Decrease in inventories	34	120
Increase in prepaid expenses and other assets	(14)	(13)
Increase in accounts payable and cash overdraft liability	291	190
Decrease in accrued expenses and other liabilities	(84)	(1)
Net cash provided by operating activities	294	391
Cash flows from investing activities:
Proceeds from sales of property and equipment	1	1
Proceeds from divestitures	—	38
Purchases of property and equipment	(98)	(84)
Cash paid for acquisitions	—	(85)
Net cash used in investing activities	(97)	(130)
Cash flows from financing activities:
Principal payments on debt and financing leases	(2,241)	(1,907)
Proceeds from debt borrowings	2,164	1,737
Repurchase of common stock	(75)	(23)
Proceeds from employee stock purchase plan	7	6
Proceeds from exercise of stock options	7	1
Tax withholding payments for net share-settled equity awards	(51)	(33)
Net cash used in financing activities	(189)	(219)
Net increase in cash, cash equivalents and restricted cash	8	42
Cash, cash equivalents and restricted cash—beginning of period	41	59
Cash, cash equivalents and restricted cash—end of period	$49	$101
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	91	92
Income taxes paid—net*	76	4
Property and equipment purchases included in accounts payable	64	41
Leased assets obtained in exchange for financing lease liabilities	44	45
Leased assets obtained in exchange for operating lease liabilities	23	48
See Notes to Consolidated Financial Statements (Unaudited).
*2026 includes $73 million of cash paid to counterparties to purchase federal transferable tax credits.

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
Basis of Presentation—The Company operates on a 52- or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal year 2026 is scheduled to be a 53-week fiscal year and 2025 was a 52-week fiscal year.
The consolidated unaudited financial statements included in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in this Quarterly Report are adequate to make the information presented not misleading. These interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (the “2025 Annual Report”).
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (“Subtopic 326”) “Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This update provides a practical expedient for all entities to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. In developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard updates will be applied on a prospective basis. The Company adopted the provisions of ASU 2025-05 at the beginning of the first quarter of fiscal year 2026 and applied them prospectively. The provisions of this new guidance do not materially affect our financial position, results of operation or cash flows.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No 2024-03 Income Statement—Reporting Comprehensive Income—“Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses”, which requires disclosure of disaggregated information about certain income statement expense line items within the footnotes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact, if any, that this standard will have on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (“Subtopic 350-40”) “Targeted Improvements to the Accounting for Internal-Use Software”, which amends the accounting guidance on the timing of capitalization of internally-developed software costs by removing references to software development stages, and provides guidance on how to determine when it is probable that a project will be completed and a software will be used to perform the function intended. This guidance is effective for interim and fiscal years beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact, if any, that this standard will have on the Company’s consolidated financial statements.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of March 28, 2026 or December 27, 2025. Customer receivables, which are included in accounts receivable, less allowances, in the Company’s Consolidated Balance Sheets, were $2.2 billion and $2.0 billion as of March 28, 2026 and December 27, 2025, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $70 million and $63 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of March 28, 2026 and December 27, 2025, respectively, and $83 million and $74 million included in other assets in the Company’s Consolidated Balance Sheets as of March 28, 2026 and December 27, 2025, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 weeks ended
	March 28, 2026	March 29, 2025
Meats and seafood	$3,408	$3,207
Dry grocery products	1,664	1,616
Refrigerated and frozen grocery products	1,640	1,602
Dairy	918	1,057
Equipment, disposables and supplies	896	861
Beverage products	601	548
Produce	483	460
Total net sales	$9,610	$9,351

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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $650 million and $613 million as of March 28, 2026 and December 27, 2025, respectively. As a result of changes in LIFO reserves, cost of goods increased $38 million and $5 million for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively.
6.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of March 28, 2026 and December 27, 2025, property and equipment-net included accumulated depreciation of $3,467 million and $3,406 million, respectively. Depreciation expense was $105 million and $98 million for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively.
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
Customer relationships, noncompete agreements and amortizable trade names are intangible assets with definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationships, noncompete agreements, and amortizable trade names are amortized over their estimated useful lives (which range from 3 to 15 years). Amortization expense was $14 million for both the 13 weeks ended March 28, 2026 and March 29, 2025.

Goodwill and other intangibles—net consisted of the following:

	March 28, 2026	December 27, 2025
Goodwill	$5,794	$5,794
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$812	$812
Accumulated amortization	(309)	(297)
Net carrying value	503	515
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(2)
Net carrying value	2	2
Noncompete agreements—amortizable:
Gross carrying amount	8	8
Accumulated amortization	(4)	(2)
Net carrying value	4	6
Brand names and trademarks—not amortizing	258	258
Total other intangibles—net	$767	$781
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 13 weeks ended March 28, 2026 and March 29, 2025.
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
Recurring Fair Value Measurements
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate hedges, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two, two-year interest rate cap agreements, which matured on April 30, 2025, with a total notional amount of $450 million. On April 10, 2025, the Company entered into a one-year interest rate cap agreement, which matured on April 30, 2026, with a total notional amount of $450 million (“2025 April interest rate cap”). In June 2025, the Company entered into another one-year interest rate cap agreement, effective April 30, 2026, which will mature on April 30, 2027, with a notional amount of $450 million (“2025 June interest rate cap”). The 2025 April interest rate cap and the 2025 June interest rate cap hedges effectively cap the interest rate on approximately 34% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the 2025 April interest rate cap and the 2025 June interest rate cap. The Company’s derivative financial instruments are classified as Level 2 assets. As of March 28, 2026 and December 27, 2025, the fair value of the Company’s derivative assets was immaterial for both periods.
The Company records its interest rate caps within other current assets in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate.
The effective portion of gains and losses on the interest rate caps are initially recorded in other comprehensive income, net of tax and reclassified from accumulated other comprehensive income, net of tax to interest expense within the Company’s Consolidated Statement of Comprehensive Income during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate caps during the 13 weeks ended March 28, 2026. During the next twelve months, the Company estimates an immaterial amount will be reclassified from accumulated other comprehensive income to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability, and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $5.2 billion as of March 28, 2026 and December 27, 2025, compared to its carrying value of $5.2 billion as of March 28, 2026 and December 27, 2025.
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
9.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of March 28, 2026	Carrying Value as of March 28, 2026	Carrying Value as of December 27, 2025
ABL Facility	December 7, 2027	5.35%	$388	$429
2021 Incremental Term Loan Facility (net of $1 and $1 of unamortized deferred financing costs, respectively)	November 22, 2028	5.42%	609	609
2024 Incremental Term Loan Facility (net of $7 and $7 of unamortized deferred financing costs, respectively)	October 3, 2031	5.42%	710	712
Senior Notes due 2028 (net of $2 and $3 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	498	497
Senior Notes due 2029 (net of $3 and $4 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	897	896
Senior Notes due 2030 (net of $2 and $2 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	498	498
Senior Notes due 2032 (net of $4 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	496
Senior Notes due 2033 (net of $2 and $2 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	498	498
Obligations under financing leases	2026–2033	1.26%-8.31%	565	557
Other debt	January 1, 2031	5.75%	8	8
Total debt			5,167	5,200
Current portion of long-term debt			(142)	(137)
Long-term debt			$5,025	$5,063
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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s periodic election, Term Secured Overnight Financing Rate (“Term SOFR”) or Adjusted Borrowing Rate (“ABR”), as described in the ABL Facility, plus the following margin and credit spread adjustment:

Borrowing Election	Margin based on USF’s excess availability under the ABL Facility	Margin at March 28, 2026	Credit Spread Adjustment	SOFR Floor
ABR	0.00% to 0.50%	0.00%	N/A	N/A
Term SOFR	1.00% to 1.50%	1.00%	0.10%	0.00%
The Company had outstanding borrowings totaling $388 million, and had outstanding letters of credit totaling $315 million, under the ABL Facility as of March 28, 2026. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to certain real estate leases. There was available capacity of $1,597 million under the ABL Facility as of March 28, 2026.
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
As of March 28, 2026, the Term Loan Facility, ABL Facility and certain variable rate finance leases, which were approximately 34% of the Company’s total debt, bore interest at a floating rate.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that may restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.9 billion of restricted payment capacity under these covenants, and approximately $1.4 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of March 28, 2026.
10.    RETIREMENT PLANS
The Company sponsors various retirement plans for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $23 million and $22 million for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $17 million and $16 million for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively.
The Company does not expect to make any material contributions to its defined benefit pension plan in fiscal year 2026.

11.    STOCKHOLDERS’ EQUITY
Earnings Per Share
The Company computes EPS in accordance ASC 260 “Earnings per Share”. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applied the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. For the 13 weeks ended March 28, 2026, share-based awards representing 2 million underlying common shares were not included in the computation because the effect would have been anti-dilutive. For the 13 weeks ended March 29, 2025, there were less than 1 million anti-dilutive shares excluded from the dilutive share-based calculation.
The following table sets forth the computation of basic and diluted EPS:

	13 weeks ended
	March 28, 2026	March 29, 2025
Numerator:
Net income	$116	$115
Denominator:
Weighted-average common shares outstanding—basic	220	231
Effect of dilutive share-based awards	3	3
Weighted-average common shares outstanding—diluted	223	234
Net income per share
Basic	$0.53	$0.50
Diluted	$0.52	$0.49
Share Repurchase Programs and Accelerated Share Repurchase
On May 7, 2025, the Board of Directors approved, and on May 8, 2025, the Company publicly announced, a share repurchase program (the “May 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock. On November 24, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase an aggregate of $250 million of the Company’s common stock under the May 2025 Share Repurchase Program. Additionally, on November 24, 2025, the Board of Directors approved, and the Company publicly announced, a new share repurchase program (the “November 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock. In the fourth quarter of 2025, under the ASR Agreement, the Company funded $250 million and received a $200 million initial delivery of approximately 2.6 million shares of the Company’s common stock based on a volume weighted average price of $77.41 per share, inclusive of the 1% excise tax. The ASR Agreement concluded in the first fiscal quarter of 2026 and 530,300 additional shares were delivered. In total, under the ASR Agreement, the Company paid $250 million to repurchase approximately 3.1 million shares of US Foods common stock at a volume-weighted average price of $80.42 per share, inclusive of the 1% excise tax.
As of December 27, 2025, there were approximately $90 million in remaining funds authorized under the May 2025 Share Repurchase Program and $1 billion in remaining funds authorized under the November 2025 Share Repurchase Program.
As of March 28, 2026, there were approximately $14 million in remaining funds authorized under the May 2025 Share Repurchase Program and $1 billion in remaining funds authorized under the November 2025 Share Repurchase Program.
For the 13 weeks ended March 28, 2026, the Company repurchased approximately 1.4 million shares at an aggregate purchase price of approximately $125 million under the May 2025 Share Repurchase Program ($50 million of which was funded in the fourth quarter of 2025 pursuant to the ASR Agreement, as described above), inclusive of fees, commissions, and any related excise tax.

The size and timing of any future repurchases will depend on a number of factors, including share price, general business and market conditions as well as other factors. Under each of the May 2025 Share Repurchase Program and the November 2025 Share Repurchase Program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The May 2025 Share Repurchase Program and the November 2025 Share Repurchase Program do not obligate the Company to acquire any particular number of shares, and the repurchase programs may be suspended or discontinued at any time at the Company’s discretion. The repurchase authorizations do not have expiration dates.
12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
As of March 28, 2026 and March 29, 2025, the accumulated other comprehensive income balance included $47 million and $42 million, respectively, of amounts related to retirement obligations.
As of both March 28, 2026 and March 29, 2025, the fair value of the Company’s interest rate caps net of tax included within accumulated other comprehensive income is $1 million.
Given the changes in accumulated other comprehensive income components noted above, the change in accumulated other comprehensive income between comparative periods March 29, 2025 and March 28, 2026 is immaterial.
Included in the retirement benefit obligations balance for both March 28, 2026 and December 27, 2025 is $43 million of tax effects, $44 million of which represents tax effects on items within accumulated other comprehensive income related to the Tax Cuts and Jobs Act of 2017 and the presence of a valuation allowance in certain historical periods. The Company expects the tax effects to remain in accumulated other comprehensive income until the Company’s retirement plan ceases to exist.
13.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 13 weeks ended March 28, 2026 and March 29, 2025, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.
For the 13 weeks ended March 28, 2026, the Company’s effective income tax rate of 18% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $4 million related to an unrecognized tax benefit due to tax positions taken in prior years and a tax benefit of $15 million, primarily related to excess tax benefits associated with share-based compensation.
For the 13 weeks ended March 29, 2025, the Company’s effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation.
14. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. The Company had $865 million of purchase orders and purchase contract commitments as of March 28, 2026 to be purchased in the remainder of fiscal year 2026 and $105 million of information technology commitments through 2028 that are not recorded in the Company’s Consolidated Balance Sheets.
The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of March 28, 2026 totaled approximately $868 million. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2026	$630
2027	238
2028 and thereafter	—

To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $27 million through December 2026, as of March 28, 2026. Additionally, the Company had electricity forward purchase commitments totaling $2 million through July 2027, as of March 28, 2026. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
Surety Bonds—As of March 28, 2026, the Company had approximately $377 million of surety bonds that were not recorded on the Consolidated Balance Sheets. The surety bonds are primarily used as security against certain insurance program contractual commitments in the normal course of business.
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
The CODM utilizes the U.S. GAAP measurement of consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as allocation of budget between net sales, cost of goods sold, distribution costs and selling and administrative costs. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. In addition, the measure of capital expenditures, depreciation and amortization is reported on the Company’s Consolidated Statements of Cash Flows. The following table presents selected financial information with respect to the Company’s single operating segment for the 13 weeks ended March 28, 2026 and March 29, 2025:

	13 Weeks Ended
	March 28, 2026	March 29, 2025
Net sales	$9,610	$9,351
Cost of goods sold	7,957	7,737
Distribution costs	688	643
Selling and administrative costs	741	742
Restructuring activity and asset impairment charges	8	5
Other (income) expense—net	(1)	(1)
Interest expense—net	75	77
Income tax provision	26	33
Net income	$116	$115

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2025 Annual Report. The following discussion and analysis contain certain financial measures that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks ended March 28, 2026 are compared to the 13 weeks ended March 29, 2025, unless specifically noted otherwise.
Overview
At US Foods, we strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of WE HELP YOU MAKE IT®. Our Promise brings three key elements to the forefront for our customers; (1) more quality products, like our large and diverse portfolio of Exclusive Brands that is based on consistency, freshness and innovation, (2) more tools, centering on our MOXē® business platform, and lastly, (3) more deliveries, with options for on-time deliveries enabled by our traditional broadline services and our flexible and convenient Pronto® program. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer-facing activities.
We supply approximately 250,000 customer locations nationwide. These customer locations include independent restaurants, chain restaurants, healthcare, hospitality, government and education customers. We provide fresh, frozen, and dry food products, as well as non-food items, sourced from thousands of suppliers. Over 4,000 sales associates manage customer relationships at local, regional, and national levels. Our sales associates are supported by sophisticated marketing and category management capabilities, as well as world-class chefs, business development managers and others that help us to provide more comprehensive service to our customers. Our relationship with our customers is further strengthened by our industry-leading MOXē® digital platform that makes it easy for our customers to manage their orders and inventories, while also providing valuable support for their business. Our extensive network of over 70 distribution facilities and fleet of over 6,500 trucks, along with over 90 cash and carry locations, allow us to operate efficiently and provide high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.
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
Highlights
For the 13 weeks ended March 28, 2026, compared to the same period a year ago, total case volume increased 1.4%, driven by a 4.6% increase in independent restaurant case volume, a 3.7% increase in healthcare volume and a 5.0% increase in hospitality volume, partially offset by a 2.3% decrease in chain volume.
For the 13 weeks ended March 28, 2026, compared to the same period a year ago, total organic case volume increased 1.1%, which includes 4.4% organic independent restaurant case volume growth for the 13 weeks ended March 28, 2026.
Net sales increased $259 million, or 2.8%, for the 13 weeks ended March 28, 2026, driven by case volume growth and food cost inflation of 1.0% for the 13 weeks ended March 28, 2026.
Gross profit increased $39 million, or 2.4%, to $1,653 million for the 13 weeks ended March 28, 2026. For the 13 weeks ended March 28, 2026, the increase was primarily a result of an increase in total case volume and improved cost of goods sold, partially offset by an unfavorable year-over-year LIFO adjustment. Gross profit was negatively impacted by LIFO expense of $38 million for the 13 weeks ended March 28, 2026. Gross profit was negatively impacted by LIFO expense of $5 million for the 13 weeks ended March 29, 2025. As a percentage of net sales, gross profit was 17.2% and 17.3% for the 13 weeks ended March 28, 2026, and March 29, 2025, respectively.
Total operating expenses increased $47 million, or 3.4%, to $1,437 million for the 13 weeks ended March 28, 2026. For the 13 weeks ended March 28, 2026, the increase was primarily a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. As a percentage of net sales, operating expenses were 15.0% and 14.9% for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 weeks ended
	March 28, 2026	March 29, 2025
Consolidated Statements of Operations:
Net sales	$9,610	$9,351
Cost of goods sold	7,957	7,737
Gross profit	1,653	1,614
Operating expenses:
Distribution, selling and administrative costs	1,429	1,385
Restructuring activity and asset impairment charges	8	5
Total operating expenses	1,437	1,390
Operating income	216	224
Other income—net	(1)	(1)
Interest expense—net	75	77
Income before income taxes	142	148
Income tax provision	26	33
Net income	116	115
Percentage of Net Sales:
Gross profit	17.2%	17.3%
Operating expenses	15.0%	14.9%
Operating income	2.2%	2.4%
Net income	1.2%	1.2%
Adjusted EBITDA(1)	4.3%	4.2%
Other Data:
Cash flows—operating activities	$294	$391
Cash flows—investing activities	(97)	(130)
Cash flows—financing activities	(189)	(219)
Capital expenditures	98	84
EBITDA(1)	336	337
Adjusted EBITDA(1)	413	389
Adjusted Net Income(1)	174	159
Free Cash Flow(2)	197	308
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 weeks ended
	March 28, 2026		March 29, 2025
Net income and Net income margin	$116	1.2%	$115	1.2%
Interest expense—net	75		77
Income tax provision	26		33
Depreciation expense	105		98
Amortization expense	14		14
EBITDA and EBITDA margin	336	3.5%	337	3.6%
Adjustments:
Restructuring activity and asset impairment charges(1)	8		5
Share-based compensation expense(2)	22		22
LIFO reserve adjustments (3)	38		5
Business transformation costs(4)	7		7
Business acquisition, integration related costs, divestitures and other(5)	2		13
Adjusted EBITDA and Adjusted EBITDA margin	413	4.3%	389	4.2%
Depreciation expense	(105)		(98)
Interest expense—net	(75)		(77)
Income tax provision, as adjusted(6)	(59)		(55)
Adjusted Net Income	$174		$159
Cash flow
Cash flows from operating activities	$294		$391
Proceeds from sales of property and equipment	1		1
Capital expenditures	(98)		(84)
Free Cash Flow	$197		$308

(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable technology. For both the 13 weeks ended March 28, 2026 and March 29, 2025, business transformation costs related to projects associated with information technology infrastructure initiatives and workforce efficiencies.
(5)    Includes: (i) aggregate acquisition, integration related costs and divestiture costs of $1 million and $13 million for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively; and (ii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 weeks ended
	March 28, 2026	March 29, 2025
GAAP income tax provision	$26	$33
Tax impact of pre-tax income adjustments	22	16
Discrete tax items	11	6
Income tax provision, as adjusted	$59	$55

Comparison of Results
13 weeks ended March 28, 2026 and March 29, 2025
Highlights
•Net sales increased $259 million, or 2.8%, to $9,610 million in 2026.
•Total case volume increased 1.4% and independent restaurant case volume increased 4.6%.
•Total organic case volume increased 1.1% and organic independent restaurant case volume increased 4.4%.
•Operating income decreased $8 million to $216 million in 2026.
•Net income increased $1 million to $116 million in 2026.
•Adjusted EBITDA increased $24 million, or 6.2%, to $413 million in 2026.
•Adjusted EBITDA as a percentage of net sales was 4.3% in 2026, compared to 4.2% in 2025.
Net Sales
Net sales increased $259 million or 2.8%, to $9,610 million in 2026, driven by case volume growth and food cost inflation of 1.0%. Total case volume increased 1.4% driven by a 4.6% increase in independent restaurant case volume, a 3.7% increase in healthcare volume and a 5.0% increase in hospitality volume, partially offset by a 2.3% decrease in chain volume. Total organic case volume increased 1.1% and organic independent restaurant case volume increased 4.4%. Organic broadline cases of private brands represented approximately 34% of total cases in 2026 and 2025.
Gross Profit
Gross profit increased $39 million, or 2.4%, to $1,653 million in 2026, primarily as a result of an increase in total case volume and improved cost of goods sold, partially offset by a $33 million unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $38 million in 2026 compared to $5 million expense in 2025, driven by inflation and an increase in inventory values in multiple categories. Gross profit as a percentage of net sales was 17.2% in 2026, compared to 17.3% in 2025.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $47 million, or 3.4%, to $1,437 million in 2026. Operating expenses increased primarily as a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by continued distribution productivity improvement as well as actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 15.0% in 2026, compared to 14.9% in 2025.
Operating Income
Our operating income was $216 million in 2026, compared to operating income of $224 million in 2025. The decrease in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $1 million in 2026 and $1 million in 2025.
Interest Expense—Net
Interest expense—net decreased $2 million to $75 million in 2026 primarily due to lower borrowings under the ABL Facility revolver and lower interest rates for our variable rate debt.

Income Taxes

For the 13 weeks ended March 28, 2026, the Company’s effective income tax rate of 18% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $4 million related to an increase in an unrecognized tax benefit due to tax positions taken in prior years and a tax benefit of $15 million, primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended March 29, 2025, the Company’s effective income tax rate of 22% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $6 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $116 million in 2026, compared to a net income of $115 million in 2025. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of March 28, 2026, the Company had approximately $1.6 billion in cash and available liquidity.
Indebtedness

Debt Description	Maturity	Interest Rate as of March 28, 2026	Carrying Value as of March 28, 2026	Carrying Value as of December 27, 2025
ABL Facility	December 7, 2027	5.35%	$388	$429
2021 Incremental Term Loan Facility (net of $1 and $1 of unamortized deferred financing costs, respectively)	November 22, 2028	5.42%	609	609
2024 Incremental Term Loan Facility (net of $7 and $7 of unamortized deferred financing costs, respectively)	October 3, 2031	5.42%	710	712
Senior Notes due 2028 (net of $2 and $3 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	498	497
Senior Notes due 2029 (net of $3 and $4 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	897	896
Senior Notes due 2030 (net of $2 and $2 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	498	498
Senior Notes due 2032 (net of $4 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	496
Senior Notes due 2033 (net of $2 and $2 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	498	498
Obligations under financing leases	2026–2033	1.26%-8.31%	565	557
Other debt	January 1, 2031	5.75%	8	8
Total debt			5,167	5,200
Current portion of long-term debt			(142)	(137)
Long-term debt			$5,025	$5,063

We had outstanding borrowings totaling $388 million and had issued letters of credit totaling $315 million under the ABL Facility as of March 28, 2026. There was remaining capacity of $1,597 million under the ABL Facility as of March 28, 2026.
As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our available liquidity and capital resources.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that may restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $2.9 billion of restricted payment capacity under these covenants and approximately $1.4 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of March 28, 2026.
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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	13 weeks ended
	March 28, 2026	March 29, 2025

Net income	$116	$115
Changes in operating assets and liabilities	16	122
Other adjustments	162	154
Net cash provided by operating activities	294	391
Net cash used in investing activities	(97)	(130)
Net cash used in financing activities	(189)	(219)
Net increase in cash, cash equivalents and restricted cash	8	42
Cash, cash equivalents and restricted cash−beginning of period	41	59
Cash, cash equivalents and restricted cash−end of period	$49	$101
Operating Activities
Cash flows provided by operating activities was $294 million for the 13 weeks ended March 28, 2026, representing a decrease of $97 million as compared to cash flows provided by operating activities of $391 million for the 13 weeks ended March 29, 2025, driven by changes in operating assets and liabilities including an increase in tax payments for the 13 weeks ended March 28, 2026 compared to the 13 weeks ended March 29, 2025.
Investing Activities
Cash flows used in investing activities in the 13 weeks ended March 28, 2026 and March 29, 2025 included cash expenditures of $98 million and $84 million, respectively, related to investments in information technology, property and equipment and construction of and improvements to distribution facilities.
During the 13 weeks ended March 29, 2025, the Company completed the asset acquisition of Jake’s Finer Foods. Cash paid for the acquisition of Jake’s Finer Foods was approximately $85 million. Investing activities for the 13 weeks ended March 29, 2025, also included cash proceeds from the sale of Freshway of $38 million.
We expect total cash capital expenditures in fiscal year 2026 to be between $400 million and $450 million. We expect to fund our capital expenditures with available cash or cash generated from operations.
Financing Activities
Cash flows used in financing activities in the 13 weeks ended March 28, 2026 included $41 million in net payments under the ABL Facility and $35 million in scheduled payments under our financing leases. Financing activities in the 13 weeks ended March 28, 2026 also included $75 million common stock repurchased under the May 2025 Repurchase Program, $7 million of proceeds received from stock purchases under our employee stock purchase plan, $7 million of proceeds from the exercise of employee stock options, which were offset by $51 million of employee tax withholdings paid in connection with the vesting of stock awards.

Cash flows used by financing activities in the 13 weeks ended March 29, 2025 included $147 million in net payments under the ABL Facility and $23 million in scheduled payments under our financing leases. Financing activities in the 13 weeks ended March 29, 2025 also included $23 million common stock repurchased under the Amended Share Repurchase Program, $6 million of proceeds received from stock purchases under our employee stock purchase plan, $1 million of proceeds from the exercise of employee stock options, which were offset by $33 million of employee tax withholdings paid in connection with the vesting of stock awards.
Other Obligations and Commitments
There have been no material changes in the Company’s cash obligations and commitments since the end of fiscal year 2025. Refer to Item 7 of our 2025 Annual Report for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2025.
Retirement Plans
See Note 10, Retirement Plans, in our consolidated financial statements for a description of our retirement plans.
Off-Balance Sheet Arrangements
We had $315 million of letters of credit outstanding primarily securing the Company’s obligations with respect to certain real estate leases, under the ABL Facility as of March 28, 2026.
We held approximately $377 million of surety bonds, as of March 28, 2026 and $362 million as of December 27, 2025, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs. In certain cases, surety bonds may be used as an alternative to letters of credit.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 13 weeks ended March 28, 2026.
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
In April 2023, the Company entered into two, two-year rate cap agreements, which matured on April 30, 2025 with a total notional amount of $450 million. In April 2025, the Company entered into an interest rate cap agreement with a total notional amount of $450 million that matured on April 30, 2026. In June 2025, the Company entered into an interest rate cap agreement effective April 30, 2026 with a total notional amount of $450 million that will mature on April 30, 2027.

Through April 30, 2027, the Company has interest rate caps in place that cap the Company’s maximum exposure to the variable component of the interest rate on $450 million of the Term Loan Facilities at 5%, thereby effectively capping the interest rate on approximately 34% of the current outstanding balance of the Term Loan Facilities.
As of March 28, 2026, the Term Loan Facility, ABL Facility and certain variable rate finance leases, which were approximately 34% of the Company’s total debt, bore interest at a floating rate. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $19 million per year (see Note 9, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $174 million during the fiscal year ended December 27, 2025. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, growing our fleet of electric vehicles and assessing fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 28, 2026, we had diesel fuel forward purchase commitments totaling $27 million, which lock approximately 32% of our projected diesel fuel needs through December 2026. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $12 million in additional fuel cost on uncommitted volumes through December 2026.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information relating to legal proceedings, see Note 14, Commitments and Contingencies, in our consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors” of the 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On May 7, 2025, the Board of Directors approved, and on May 8, 2025, the Company announced, a share repurchase program (“May 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock. On November 24, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase an aggregate of $250 million of the Company’s common stock under the May 2025 Share Repurchase Program. Additionally, on November 24, 2025, the Board of Directors approved, and the Company publicly announced a new share repurchase program (the “November 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock. In the fourth quarter of 2025, under the ASR Agreement, the Company funded $250 million and received a $200 million initial delivery of approximately 2.6 million shares of the Company’s common stock based on a volume weighted average price of $77.41 per share, inclusive of the 1% excise tax. The ASR Agreement concluded in the first fiscal quarter of 2026 and 530,300 additional shares were delivered. In total, under the ASR Agreement, the Company paid $250 million to repurchase approximately 3.1 million shares of US Foods common stock at a volume weighted average price of $80.42 per share, inclusive of the 1% excise tax.
As of December 27, 2025, there were approximately $90 million in remaining funds authorized under the May 2025 Share Repurchase Program and $1 billion in remaining funds authorized under the November 2025 Share Repurchase Program.
As of March 28, 2026, there were approximately $14 million of remaining funds authorized under the May 2025 Share Repurchase Program and $1 billion in remaining funds authorized under the November 2025 Share Repurchase Program.
For the 13 weeks ended March 28, 2026, the Company repurchased approximately 1.4 million shares at an aggregate purchase price of approximately $125 million under the May 2025 Share Repurchase Program ($50 million of which was funded in the fourth quarter of 2025 pursuant to the ASR Agreement, as described above), inclusive of fees, commissions, and any related excise tax.
The following table summarizes repurchases of US Foods common stock for the three periods ended March 28, 2026:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
December 28, 2025 through January 31, 2026	—	$—	—	1,090
February 1, 2026 through February 28, 2026(2)	530,300	95.23	530,300	1,089
March 1, 2026 through March 28, 2026	835,830	90.10	835,830	1,014
Total	1,366,130	$92.09	1,366,130
(1)    On May 7, 2025, the Board of Directors approved a share repurchase program (“May 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock. On November 24, 2025, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase an aggregate of $250 million of the Company’s common stock under the May 2025 Share Repurchase Program. The ASR Agreement concluded in the first fiscal quarter of 2026 and 530,300 additional shares were delivered. In total, under the ASR Agreement, the Company paid $250 million to repurchase approximately 3.1 million share of US Foods common stock at a volume weighted average price of $80.42 per share, inclusive of excise tax. Additionally, on November 24, 2025, the Board of Directors approved a new share repurchase program (“November 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock. See Note 11, Stockholders' Equity, in our consolidated financial statements for further information.
(2)    Activity entirely related to settlement of ASR Agreement.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
No Adoption or Termination of Trading Arrangements
During the quarter ended March 28, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (for Time-Based Restricted Stock Unit Awards) under the US Foods Holding Corp. 2019 Long-Term Incentive Plan.

10.2
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (for 3-year Performance-Based Restricted Stock Unit Awards granted in 2025) under the US Foods Corp. 2019 Long-Term Incentive Plan.

10.3	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (for 3-year Performance-Based Restricted Stock Unit Awards) under the US Foods Corp. 2019 Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	May 7, 2026	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chief Executive Officer

Date:	May 7, 2026	By:	/s/ ANNMARIE LOBRED
AnnMarie Lobred
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)