Form 10-Q
period 2026-06-27
US Foods Holding Corp.
filed 2026-08-06
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
216,330,723 shares of the registrant’s common stock were outstanding as of July 31, 2026.

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
• effective execution of the Company’s growth strategy, including our ability to identify suitable acquisition targets, consummate acquisitions on favorable terms and successfully integrate acquired businesses;

• risks to the health and safety of our associates and others;
• adverse judgments or settlements resulting from litigation;
• extreme weather conditions, natural disasters and other catastrophic events; and
• the timing and scope of future repurchases by US Foods of its common stock.
More information on these risks and other potential factors that could affect the Company’s business, reputation, results of operations, financial condition, and stock price is set forth in Item 1A of Part I, “Risk Factors,” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 filed February 12, 2026, as may be updated in the Company’s subsequent filings with the Securities and Exchange Commission. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof. For these statements, the Company claims the protection of the safe harbor for forward-looking statements in the Private Securities Litigation Reform Act. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, the Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	June 27, 2026	December 27, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56	$41
Accounts receivable, less allowances of $32 and $30, respectively	2,228	2,026
Vendor receivables, less allowances of $8 and $7, respectively	251	173
Inventories—net	1,703	1,711
Prepaid expenses	174	153
Other current assets	35	60
Total current assets	4,447	4,164
Property and equipment—net	2,713	2,681
Goodwill	5,796	5,794
Other intangibles—net	753	781
Other assets	627	523
Total assets	$14,336	$13,943
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$168	$168
Accounts payable	2,794	2,447
Accrued expenses and other current liabilities	799	839
Current portion of long-term debt	150	137
Total current liabilities	3,911	3,591
Long-term debt	5,087	5,063
Deferred tax liabilities	439	426
Other long-term liabilities	620	556
Total liabilities	10,057	9,636
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 258.2 issued and 216.3 outstanding as of June 27, 2026, and 256.6 issued and 220.5 outstanding as of December 27, 2025	3	3
Additional paid-in capital	3,857	3,777
Retained earnings	3,070	2,679
Accumulated other comprehensive income	48	48
Treasury Stock, 41.9 and 36.1 shares, respectively	(2,699)	(2,200)
Total shareholders’ equity	4,279	4,307
Total liabilities and shareholders' equity	$14,336	$13,943
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 weeks ended		26 weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$10,532	$10,082	$20,142	$19,433
Cost of goods sold	8,613	8,305	16,570	16,042
Gross profit	1,919	1,777	3,572	3,391
Operating expenses:
Distribution, selling and administrative costs	1,477	1,403	2,906	2,788
Restructuring activity and asset impairment charges	(1)	2	7	7
Total operating expenses	1,476	1,405	2,913	2,795
Operating income	443	372	659	596
Other income—net	(3)	(2)	(4)	(3)
Interest expense—net	77	74	152	151
Income before income taxes	369	300	511	448
Income tax provision	94	76	120	109
Net income	275	224	391	339
Other comprehensive income—net of tax:
Comprehensive income	$275	$224	$391	$339
Net income	$275	$224	$391	$339

Net income per share
Basic (Note 11)	$1.26	$0.97	$1.78	$1.47
Diluted (Note 11)	$1.24	$0.96	$1.76	$1.45
Weighted-average common shares outstanding
Basic (Note 11)	219	230	220	230
Diluted (Note 11)	221	233	222	234
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 27, 2025	256.6	$3	$3,777	$2,679	36.1	$(2,200)	$48	$4,307
Share-based compensation expense	—	—	22	—	—	—	—	22
Proceeds from employee share purchase plan	—	—	7	—	—	—	—	7
Vested restricted stock units, net	1.0	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	7	—	—	—	—	7
Tax withholding payments for net share-settled equity awards	—	—	(51)	—	—	—	—	(51)
Common stock repurchased	—	—	50	—	1.4	(125)	—	(75)
Excise tax on common stock repurchases	—	—	—	—	—	—	—	—
Net income	—	—	—	116	—	—	—	116
BALANCE—March 28, 2026	257.9	$3	$3,812	$2,795	37.5	$(2,325)	$48	$4,333
Share-based compensation expense	—	—	32	—	—	—	—	32
Proceeds from employee share purchase plan	0.2	—	10	—	—	—	—	10
Exercise of stock options	0.1	—	3	—	—	—	—	3
Common stock repurchased	—	—	—	—	4.4	(374)	—	(374)
Net income	—	—	—	275	—	—	—	275
BALANCE—June 27, 2026	258.2	$3	$3,857	$3,070	41.9	$(2,699)	$48	$4,279

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 28, 2024	254.7	$3	$3,748	$2,003	24.2	$(1,269)	$43	$4,528
Share-based compensation expense	—	—	22	—	—	—	—	22
Proceeds from employee share purchase plan	0.1	—	6	—	—	—	—	6
Vested restricted stock units, net	1.0	—	—	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(33)	—	—	—	—	(33)
Common stock repurchased	—	—	—	—	0.3	(23)	—	(23)
Net income	—	—	—	115	—	—	—	115
BALANCE—March 29, 2025	255.8	$3	$3,744	$2,118	24.5	$(1,292)	$43	$4,616
Share-based compensation expense	—	—	23	—	—	—	—	23
Proceeds from employee share purchase plan	0.1	—	10	—	—	—	—	10
Exercise of stock options	0.2	—	4	—	—	—	—	4
Vested restricted stock units, net	0.1	—	—	—	—	—	—	—
Tax withholding payments for net share-settled equity awards	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	—	—		—	3.2	(250)	—	(250)
Net income	—	—	—	224	—	—	—	224
BALANCE—June 28, 2025	256.2	$3	$3,780	$2,342	27.7	$(1,542)	$43	$4,626
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	26 weeks ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$391	$339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237	227
Deferred tax provision	13	15
Share-based compensation expense	54	45
Provision for doubtful accounts	19	17
Other non-cash activities	4	1
Changes in operating assets and liabilities:
Increase in receivables	(299)	(230)
Decrease in inventories	8	65
Decrease (increase) in prepaid expenses and other assets	13	(18)
Increase in accounts payable and cash overdraft liability	364	268
Decrease in accrued expenses and other liabilities	(79)	(4)
Net cash provided by operating activities	725	725
Cash flows from investing activities:
Proceeds from sales of property and equipment	1	5
Proceeds from divestitures	—	38
Purchases of property and equipment	(174)	(161)
Cash paid for acquisitions	(2)	(87)
Net cash used in investing activities	(175)	(205)
Cash flows from financing activities:
Principal payments on debt and financing leases	(5,083)	(4,303)
Proceeds from debt borrowings	5,021	4,069
Repurchase of common stock	(445)	(270)
Debt financing costs and fees	(4)	—
Proceeds from employee stock purchase plan	17	16
Proceeds from exercise of stock options	10	5
Purchase of interest rate caps	—	(1)
Tax withholding payments for net share-settled equity awards	(51)	(34)
Net cash used in financing activities	(535)	(518)
Net increase in cash, cash equivalents and restricted cash	15	2
Cash, cash equivalents and restricted cash—beginning of period	41	59
Cash, cash equivalents and restricted cash—end of period	$56	$61
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	150	149
Income taxes paid—net*	93	80
Property and equipment purchases included in accounts payable	53	45
Leased assets obtained in exchange for financing lease liabilities	98	135
Leased assets obtained in exchange for operating lease liabilities	108	68
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of June 27, 2026 or December 27, 2025. Customer receivables, which are included in accounts receivable, less allowances, in the Company’s Consolidated Balance Sheets, were $2.2 billion and $2.0 billion as of June 27, 2026 and December 27, 2025, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $71 million and $63 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of June 27, 2026 and December 27, 2025, respectively, and $94 million and $74 million included in other assets in the Company’s Consolidated Balance Sheets as of June 27, 2026 and December 27, 2025, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 weeks ended		26 weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Meats and seafood	$3,767	$3,554	$7,175	$6,761
Dry grocery products	1,791	1,689	3,455	3,305
Refrigerated and frozen grocery products	1,740	1,679	3,380	3,281
Dairy	1,025	1,096	1,943	2,153
Equipment, disposables and supplies	977	971	1,873	1,832
Beverage products	651	600	1,252	1,148
Produce	581	493	1,064	953
Total net sales	$10,532	$10,082	$20,142	$19,433

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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $646 million and $613 million as of June 27, 2026 and December 27, 2025, respectively. As a result of changes in LIFO reserves, cost of goods decreased $5 million and increased $14 million for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively. As a result of changes in LIFO reserves, cost of goods increased $33 million and $19 million for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.
6.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of June 27, 2026 and December 27, 2025, property and equipment-net included accumulated depreciation of $3,529 million and $3,406 million, respectively. Depreciation expense was $104 million and $102 million for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and $209 million and $200 million for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.
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
Customer relationships, noncompete agreements and amortizable trade names are intangible assets with definite lives and are carried at the acquired fair value less accumulated amortization. Customer relationships, noncompete agreements, and amortizable trade names are amortized over their estimated useful lives (which range from 3 to 15 years). Amortization expense was $14 million and $13 million for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and $28 million and $27 million for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.

Goodwill and other intangibles—net consisted of the following:

	June 27, 2026	December 27, 2025
Goodwill	$5,796	$5,794
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$812	$812
Accumulated amortization	(323)	(297)
Net carrying value	489	515
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(2)
Net carrying value	2	2
Noncompete agreements—amortizable:
Gross carrying amount	8	8
Accumulated amortization	(4)	(2)
Net carrying value	4	6
Brand names and trademarks—not amortizing	258	258
Total other intangibles—net	$753	$781
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. No impairments were recognized for the 26 weeks ended June 27, 2026 and June 28, 2025.
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
Recurring Fair Value Measurements
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate hedges, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two, two-year interest rate cap agreements, which matured on April 30, 2025, with a total notional amount of $450 million. In April 2025, the Company entered into a one-year interest rate cap agreement, which matured on April 30, 2026, with a total notional amount of $450 million. In June 2025, the Company entered into another one-year interest rate cap agreement, effective April 30, 2026, which will mature on April 30, 2027, with a notional amount of $450 million (“2025 June interest rate cap”). The 2025 June interest rate cap effectively caps the interest rate on approximately 34% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be

5% on the notional amount covered by the 2025 June interest rate cap. The Company’s derivative financial instruments are classified as Level 2 assets. As of June 27, 2026 and December 27, 2025, the fair value of the Company’s derivative assets was immaterial for both periods.
The Company records its interest rate caps within other current assets in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate.
The effective portion of gains and losses on the interest rate caps is initially recorded in other comprehensive income, net of tax and reclassified from accumulated other comprehensive income, net of tax to interest expense within the Company’s Consolidated Statement of Comprehensive Income during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate caps during the 13 weeks and 26 weeks ended June 27, 2026. During the next twelve months, the Company estimates an immaterial amount will be reclassified from accumulated other comprehensive income to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability, and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $5.2 billion as of June 27, 2026 and December 27, 2025, compared to its carrying value of $5.2 billion as of June 27, 2026 and December 27, 2025.
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
9.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of June 27, 2026	Carrying Value as of June 27, 2026	Carrying Value as of December 27, 2025
ABL Facility	May 28, 2031	5.16%	433	429
2021 Incremental Term Loan Facility (net of $1 and $1 of unamortized deferred financing costs, respectively)	November 22, 2028	5.37%	609	609
2024 Incremental Term Loan Facility (net of $7 and $7 of unamortized deferred financing costs, respectively)	October 3, 2031	5.37%	709	712
Senior Notes due 2028 (net of $2 and $3 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	498	497
Senior Notes due 2029 (net of $3 and $4 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	897	896
Senior Notes due 2030 (net of $2 and $2 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	498	498
Senior Notes due 2032 (net of $4 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	496
Senior Notes due 2033 (net of $2 and $2 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	498	498
Obligations under financing leases	2026–2033	1.26%-8.31%	591	557
Other debt	January 1, 2031	5.75%	8	8
Total debt			5,237	5,200
Current portion of long-term debt			(150)	(137)
Long-term debt			$5,087	$5,063
ABL Facility
The Company’s asset-based senior secured revolving credit facility (the “ABL Facility”) provides the Company with loan commitments having a maximum aggregate principal amount of $2,500 million. Extensions of credit under the ABL Facility are subject to availability under a borrowing base comprised of various percentages of the value of eligible accounts receivable, inventory, transportation equipment and certain unrestricted cash and cash equivalents.

On May 28, 2026, USF amended the ABL Facility to increase the total aggregate amount of commitments from $2,300 million to $2,500 million. The maturity date of the ABL Facility was extended to May 28, 2031, subject to a springing maturity date in the event that more than $300 million of aggregate principal amount of earlier maturing indebtedness under the Term Loan Facilities or any of USF’s senior notes remains outstanding for which a reserve is not maintained on a date that is 60 days prior to such earlier maturity date for such maturing indebtedness.
The Company incurred $4 million of lender fees and third party costs in connection with the ABL Facility amendment which were capitalized as deferred financing costs recorded in other assets in the Company’s Consolidated Balance Sheet. These deferred financing costs will be amortized through May 28, 2031, the ABL Facility maturity date.
Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s periodic election, Term Secured Overnight Financing Rate (“Term SOFR”) or Adjusted Borrowing Rate (“ABR”), as described in the ABL Facility, plus the following margin:

Borrowing Election	Margin based on USF’s excess availability under the ABL Facility	Margin at June 27, 2026	SOFR Floor
ABR	0.00% to 0.25%	0.00%	N/A
Term SOFR	1.00% to 1.25%	1.00%	0.00%
The Company had outstanding borrowings totaling $433 million, and had outstanding letters of credit totaling $315 million, under the ABL Facility as of June 27, 2026. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to certain real estate leases. There was available capacity of $1,752 million under the ABL Facility as of June 27, 2026.
Term Loan Facilities
The Amended and Restated Term Loan Credit Agreement, dated as of June 27, 2016 (as amended, the “Term Loan Credit Agreement”), provides the Company with an incremental senior secured term loan borrowed in October 2024 (the “2024 Incremental Term Loan Facility”), an incremental senior secured term loan borrowed in November 2021 (the “2021 Incremental Term Loan Facility” and, together with the 2024 Incremental Term Loan Facility, the “Term Loan Facilities”) and the right to request additional incremental senior secured term loan commitments.
Borrowings under the Term Loan Credit Agreement bear interest at a rate per annum equal to, at the Company’s periodic election, Term SOFR or ABR, as described in the Term Loan Credit Agreement, plus the following margin:

Borrowing Election	Margin	SOFR Floor
ABR	0.75%	N/A
Term SOFR	1.75%	0.00%
USF’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities is 5% on the notional amount covered by the interest rate cap described above. Borrowings under the Term Loan Credit Agreement may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of SOFR-based borrowings. The Term Loan Credit Agreement requires mandatory repayment if certain assets are sold.
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
As of June 27, 2026, the Term Loan Facilities, ABL Facility and certain variable rate finance leases, which were approximately 34% of the Company’s total debt, bore interest at a floating rate.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that may restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $3.1 billion of restricted payment capacity under these covenants, and approximately $1.2 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of June 27, 2026.

10.    RETIREMENT PLANS
The Company sponsors various retirement plans for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $22 million for both 13 weeks ended June 27, 2026 and June 28, 2025, and $45 million and $44 million for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $18 million and $16 million for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and $35 million and $32 million for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.
The Company does not expect to make any material contributions to its defined benefit pension plan in fiscal year 2026.
11.    STOCKHOLDERS’ EQUITY
Earnings Per Share
The Company computes EPS in accordance ASC 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applied the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. For the 13 weeks ended both June 27, 2026 and June 28, 2025, share-based awards representing less than 1 million anti-dilutive shares were excluded from the dilutive share-based calculation. For both the 26 weeks ended June 27, 2026 and June 28, 2025, share-based awards representing 1 million underlying common shares were not included in the computation because the effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted EPS:

	13 weeks ended		26 weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income	$275	$224	$391	$339
Denominator:
Weighted-average common shares outstanding—basic	219	230	220	230
Effect of dilutive share-based awards	2	3	2	4
Weighted-average common shares outstanding—diluted	221	233	222	234
Net income per share
Basic	$1.26	$0.97	$1.78	$1.47
Diluted	$1.24	$0.96	$1.76	$1.45
Share Repurchase Programs and Accelerated Share Repurchase
On May 7, 2025, the Board of Directors approved, and on May 8, 2025, the Company publicly announced, a share repurchase program (the “May 2025 Share Repurchase Program”) under which the Company was authorized to repurchase up to $1 billion of its outstanding common stock. On November 24, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase an aggregate of $250 million of the Company’s common stock under the May 2025 Share Repurchase Program. Additionally, on November 24, 2025, the Board of Directors approved, and the Company publicly announced, a new share repurchase program (the “November 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock. In total, under the ASR Agreement, the Company paid $250 million to repurchase approximately 3.1 million shares of US Foods common stock at a volume-weighted average price of $80.42 per share, inclusive of the 1% excise tax.
For the 13 weeks and 26 weeks ended June 27, 2026, the Company repurchased approximately 0.2 million and 1.6 million shares, respectively, at an aggregate purchase price of approximately $14 million and $139 million, respectively, under the May 2025 Share Repurchase Program, inclusive of fees, commissions, and any related excise tax. For the 13 weeks and the 26 weeks ended June 27, 2026, the Company repurchased approximately 4.2 million shares at an aggregate purchase price of approximately $360 million under the November 2025 Share Repurchase Program, inclusive of fees, commissions, and any related excise tax.

As of June 27, 2026, there were no remaining funds authorized under the May 2025 Share Repurchase Program and $640 million in remaining funds authorized under the November 2025 Share Repurchase Program.
The size and timing of any future repurchases will depend on a number of factors, including share price, general business and market conditions as well as other factors. Under the November 2025 Share Repurchase Program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The November 2025 Share Repurchase Program does not obligate the Company to acquire any particular number of shares, and the repurchase programs may be suspended or discontinued at any time at the Company’s discretion. The repurchase authorizations do not have expiration dates.
12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
As of June 27, 2026 and June 28, 2025, the accumulated other comprehensive income balance included $47 million and $42 million, respectively, of amounts related to retirement obligations.
As of both June 27, 2026 and June 28, 2025, the fair value of the Company’s interest rate caps net of tax included within accumulated other comprehensive income was $1 million.
Given the changes in accumulated other comprehensive income components noted above, the change in accumulated other comprehensive income between comparative periods June 28, 2025 and June 27, 2026 is immaterial.
Included in the retirement benefit obligations balance for both June 27, 2026 and December 27, 2025 is $43 million of tax effects, $44 million of which represents tax effects on items within accumulated other comprehensive income related to the Tax Cuts and Jobs Act of 2017 and the presence of a valuation allowance in certain historical periods. The Company expects the tax effects to remain in accumulated other comprehensive income until the Company’s retirement plan ceases to exist.
13.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 26 weeks ended June 27, 2026 and June 28, 2025, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.
For the 13 weeks ended June 27, 2026, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation.
For the 13 weeks ended June 28, 2025, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation.
For the 26 weeks ended June 27, 2026, the Company’s effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $4 million related to an unrecognized tax benefit due to tax positions taken in prior years and a tax benefit of $16 million, primarily related to excess tax benefits associated with share-based compensation.
For the 26 weeks ended June 28, 2025, the Company’s effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $8 million, primarily related to excess tax benefits associated with share-based compensation.
14. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of June 27, 2026, the Company had $998 million of purchase orders and purchase contract commitments to be purchased in the remainder of fiscal year 2026 and $82 million of information technology commitments through 2031 that are not recorded in the Company’s Consolidated Balance Sheets.
The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of June 27, 2026 totaled approximately $707 million. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2026	$436
2027	271
2028 and thereafter	—
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $18 million through December 2026, as of June 27, 2026. Additionally, the Company had electricity forward purchase commitments totaling $3 million through July 2028, as of June 27, 2026. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.
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
Surety Bonds—As of June 27, 2026, the Company had approximately $354 million of surety bonds that were not recorded on the Consolidated Balance Sheets. The surety bonds are primarily used as security against certain insurance program contractual commitments in the normal course of business.
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

The CODM utilizes the GAAP measurement of consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as allocation of budget between net sales, cost of goods sold, distribution costs and selling and administrative costs. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. In addition, the measure of capital expenditures, depreciation and amortization is reported on the Company’s Consolidated Statements of Cash Flows. The following table presents selected financial information with respect to the Company’s single operating segment for the 13 weeks and 26 weeks ended June 27, 2026 and June 28, 2025:

	13 Weeks Ended		26 weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$10,532	$10,082	$20,142	$19,433
Cost of goods sold	8,613	8,305	16,570	16,042
Distribution costs	712	657	1,400	1,300
Selling and administrative costs	765	746	1,506	1,488
Restructuring activity and asset impairment charges	(1)	2	7	7
Other (income) expense—net	(3)	(2)	(4)	(3)
Interest expense—net	77	74	152	151
Income tax provision	94	76	120	109
Net income	$275	$224	$391	$339

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2025 Annual Report. The following discussion and analysis contain certain financial measures that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks and 26 weeks ended June 27, 2026 are compared to the 13 weeks and 26 weeks ended June 28, 2025, unless specifically noted otherwise.
Overview
At US Foods, we strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of WE HELP YOU MAKE IT®. Our Promise brings three key elements to the forefront for our customers: (1) more quality products, like our large and diverse portfolio of Exclusive Brands that is based on consistency, freshness and innovation; (2) more tools, centering on our MOXē® business platform, and lastly; (3) more deliveries, with options for on-time deliveries enabled by our traditional broadline services and our flexible and convenient Pronto® program. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer-facing activities.
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
Operating Metrics
Case volume—Case volume, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume is included within the new classification.
Organic volume—Organic volume includes volume from operating businesses that have been reflected in our results of operations for at least 12 months.
Highlights
For the 13 weeks ended June 27, 2026, compared to the same period a year ago, total case volume increased 1.9%, driven by a 5.1% increase in independent restaurant case volume, a 3.5% increase in healthcare volume and a 4.4% increase in hospitality volume, partially offset by a 1.5% decrease in chain volume.
For the 26 weeks ended June 27, 2026, compared to the same period a year ago, total case volume increased 1.6%, driven by a 4.8% increase in independent restaurant case volume, a 3.6% increase in healthcare volume and a 4.8% increase in hospitality volume, partially offset by a 1.9% decrease in chain volume.
For the 13 weeks and 26 weeks ended June 27, 2026, compared to the same period a year ago, total organic case volume increased 1.7% and 1.4%, respectively, which includes 5.0% and 4.7% organic independent restaurant case volume growth for the 13 weeks and 26 weeks ended June 27, 2026, respectively.
Net sales increased $450 million, or 4.5%, and $709 million, or 3.6%, for the 13 weeks and 26 weeks ended June 27, 2026, respectively, driven by case volume growth and food cost inflation of 2.3% and 1.7% for the 13 weeks and 26 weeks ended June 27, 2026, respectively.

Gross profit increased $142 million, or 8.0%, to $1,919 million for the 13 weeks ended June 27, 2026, and increased $181 million or 5.3%, to $3,572 million for the 26 weeks ended June 27, 2026. For the 13 weeks ended June 27, 2026, the increase was primarily a result of an increase in total case volume, improved cost of goods sold and a favorable year-over-year LIFO adjustment. For the 26 weeks ended June 27, 2026, the increase was primarily a result of an increase in total case volume and improved cost of goods sold, partially offset by an unfavorable year-over-year LIFO adjustment. Gross profit was positively impacted by a decrease to LIFO reserve of $5 million for the 13 weeks ended June 27, 2026 and negatively impacted by LIFO expense of $33 million for the 26 weeks ended June 27, 2026. Gross profit was negatively impacted by LIFO expense of $14 million and $19 million for the 13 weeks and 26 weeks ended June 28, 2025, respectively. As a percentage of net sales, gross profit was 18.2% and 17.6% for the 13 weeks ended June 27, 2026, and June 28, 2025, respectively, and 17.7% and 17.4% for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.
Total operating expenses increased $71 million, or 5.1%, to $1,476 million for the 13 weeks ended June 27, 2026, and increased $118 million, or 4.2%, to $2,913 million for the 26 weeks ended June 27, 2026. For the 13 weeks and 26 weeks ended June 27, 2026, the increase was primarily a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by actions to streamline administrative processes and costs. As a percentage of net sales, operating expenses were 14.0% and 13.9% for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and 14.5% and 14.4% for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 weeks ended		26 weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Consolidated Statements of Operations:
Net sales	$10,532	$10,082	$20,142	$19,433
Cost of goods sold	8,613	8,305	16,570	16,042
Gross profit	1,919	1,777	3,572	3,391
Operating expenses:
Distribution, selling and administrative costs	1,477	1,403	2,906	2,788
Restructuring activity and asset impairment charges	(1)	2	7	7
Total operating expenses	1,476	1,405	2,913	2,795
Operating income	443	372	659	596
Other income—net	(3)	(2)	(4)	(3)
Interest expense—net	77	74	152	151
Income before income taxes	369	300	511	448
Income tax provision	94	76	120	109
Net income	275	224	391	339
Percentage of Net Sales:
Gross profit	18.2%	17.6%	17.7%	17.4%
Operating expenses	14.0%	13.9%	14.5%	14.4%
Operating income	4.2%	3.7%	3.3%	3.1%
Net income	2.6%	2.2%	1.9%	1.7%
Adjusted EBITDA(1)	5.7%	5.4%	5.0%	4.8%
Other Data:
Cash flows—operating activities	$431	$334	$725	$725
Cash flows—investing activities	(78)	(75)	(175)	(205)
Cash flows—financing activities	(346)	(299)	(535)	(518)
Capital expenditures	76	77	174	161
EBITDA(1)	564	489	900	826
Adjusted EBITDA(1)	604	548	1,017	937
Adjusted Net Income(1)	317	277	491	436
Free Cash Flow(2)	355	261	552	569
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 weeks ended				26 weeks ended
	June 27, 2026		June 28, 2025		June 27, 2026		June 28, 2025
Net income and Net income margin	$275	2.6%	$224	2.2%	391	1.9%	339	1.7%
Interest expense—net	77		74		152		151
Income tax provision	94		76		120		109
Depreciation expense	104		102		209		200
Amortization expense	14		13		28		27
EBITDA and EBITDA margin	564	5.4%	489	4.9%	900	4.5%	826	4.3%
Adjustments:
Restructuring activity and asset impairment charges(1)	—		2		8		7
Share-based compensation expense(2)	32		23		54		45
LIFO reserve adjustments (3)	(5)		14		33		19
Business transformation costs(4)	10		13		17		20
Business acquisition, integration related costs, divestitures and other(5)	3		7		5		20
Adjusted EBITDA and Adjusted EBITDA margin	604	5.7%	548	5.4%	1,017	5.0%	937	4.8%
Depreciation expense	(104)		(102)		(209)		(200)
Interest expense—net	(77)		(74)		(152)		(151)
Income tax provision, as adjusted(6)	(106)		(95)		(165)		(150)
Adjusted Net Income	$317		$277		$491		$436
Cash flow
Cash flows from operating activities	$431		$334		$725		$725
Proceeds from sales of property and equipment	—		4		1		5
Capital expenditures	(76)		(77)		(174)		(161)
Free Cash Flow	$355		$261		$552		$569

(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable technology. For both the 13 weeks and 26 weeks ended June 27, 2026 and June 28, 2025, business transformation costs related to projects associated with information technology infrastructure initiatives and workforce efficiencies.
(5)    Includes: (i) aggregate acquisition, integration related costs and divestiture costs of $1 million and $7 million for the 13 weeks and 26 weeks ended June 27, 2026 and June 28, 2025, respectively, and $2 million and $20 million for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively; and (ii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 weeks ended		26 weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
GAAP income tax provision	$94	$76	$120	$109
Tax impact of pre-tax income adjustments	11	17	33	33
Discrete tax items	1	2	12	8
Income tax provision, as adjusted	$106	$95	$165	$150

Comparison of Results
13 weeks ended June 27, 2026 and June 28, 2025
Highlights
•Net sales increased $450 million, or 4.5%, to $10,532 million in 2026.
•Total case volume increased 1.9% and independent restaurant case volume increased 5.1%.
•Total organic case volume increased 1.7% and organic independent restaurant case volume increased 5.0%.
•Operating income increased $71 million to $443 million in 2026.
•Net income increased $51 million to $275 million in 2026.
•Adjusted EBITDA increased $56 million, or 10.2%, to $604 million in 2026.
•Adjusted EBITDA as a percentage of net sales was 5.7% in 2026, compared to 5.4% in 2025.
Net Sales
Net sales increased $450 million or 4.5%, to $10,532 million in 2026, driven by case volume growth and food cost inflation of 2.3%. Total case volume increased 1.9% driven by a 5.1% increase in independent restaurant case volume, a 3.5% increase in healthcare volume and a 4.4% increase in hospitality volume, partially offset by a 1.5% decrease in chain volume. Total organic case volume increased 1.7% and organic independent restaurant case volume increased 5.0%. Organic broadline cases of private brands represented approximately 35% of total cases in 2026 and 2025.
Gross Profit
Gross profit increased $142 million, or 8.0%, to $1,919 million in 2026, primarily as a result of an increase in total case volume, improved cost of goods sold, and a $19 million favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in a benefit of $5 million in 2026 compared to $14 million expense in 2025, driven by a reduction in inflation and an decrease in inventory values in multiple categories. Gross profit as a percentage of net sales was 18.2% in 2026, compared to 17.6% in 2025.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $71 million, or 5.1%, to $1,476 million in 2026. Operating expenses increased primarily as a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 14.0% in 2026, compared to 13.9% in 2025.
Operating Income
Our operating income was $443 million in 2026, compared to operating income of $372 million in 2025. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $3 million in 2026 and $2 million in 2025.
Interest Expense—Net
Interest expense—net increased $3 million to $77 million in 2026 primarily due to higher borrowings under the ABL Facility, partially offset by lower interest rates for our variable rate debt.

Income Taxes

For the 13 weeks ended June 27, 2026, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $1 million, primarily related to excess tax benefits associated with share-based compensation. For the 13 weeks ended June 28, 2025, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $2 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $275 million in 2026, compared to a net income of $224 million in 2025. The improvement in net income was due to the relevant factors discussed above.
26 weeks ended June 27, 2026 and June 28, 2025
Highlights
•Net sales increased $709 million, or 3.6% to $20,142 million in 2026.
•Total case volume increased 1.6% and independent restaurant case volume increased 4.8%.
•Total organic case volume increased 1.4% and organic independent restaurant case volume increased 4.7%.
•Operating income increased $63 million to $659 million in 2026.
•Net income increased $52 million to $391 million in 2026.
•Adjusted EBITDA increased $80 million, or 8.5%, to $1,017 million in 2026.
•Adjusted EBITDA as a percentage of net sales was 5.0% in 2026, compared to 4.8% in 2025.
Net Sales
Net sales increased $709 million or 3.6%, to $20,142 million in 2026, driven by case volume growth and food cost inflation of 1.7%. Total case volume increased 1.6% driven by a 4.8% increase in independent restaurant case volume, a 3.6% increase in healthcare volume and a 4.8% increase in hospitality volume, partially offset by a 1.9% decrease in chain volume. Total organic case volume increased 1.4% and organic independent restaurant case volume increased 4.7%. Organic broadline cases of private brands represented approximately 35% of total cases in 2026 and 2025.
Gross Profit
Gross profit increased $181 million, or 5.3%, to $3,572 million in 2026, primarily as a result of an increase in total case volume and improved cost of goods sold, partially offset by a $14 million unfavorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $33 million in 2026 compared to $19 million expense in 2025, driven by inflation and an increase in inventory values in multiple categories. Gross profit as a percentage of net sales was 17.7% in 2026, compared to 17.4% in 2025.
Operating Expenses
Operating expenses, comprised of distribution, selling and administrative costs, increased $118 million, or 4.2%, to $2,913 million in 2026. Operating expenses increased primarily as a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 14.5% in 2026, compared to 14.4% in 2025.
Operating Income
Our operating income was $659 million in 2026, compared to operating income of $596 million in 2025. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $4 million in 2026 and $3 million in 2025.

Interest Expense—Net
Interest expense—net increased $1 million to $152 million in 2026 primarily due to higher borrowings under the ABL Facility, partially offset by lower interest rates for our variable rate debt.
Income Taxes

For the 26 weeks ended June 27, 2026, the Company’s effective income tax rate of 23% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $4 million related to an unrecognized tax benefit due to tax positions taken in prior years and a tax benefit of $16 million, primarily related to excess tax benefits associated with share-based compensation. For the 26 weeks ended June 28, 2025, the Company’s effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $8 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $391 million in 2026, compared to a net income of $339 million in 2025. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of June 27, 2026, the Company had approximately $1.8 billion in cash and available liquidity.
Indebtedness

Debt Description	Maturity	Interest Rate as of June 27, 2026	Carrying Value as of June 27, 2026	Carrying Value as of December 27, 2025
ABL Facility	May 28, 2031	5.16%	$433	$429
2021 Incremental Term Loan Facility (net of $1 and $1 of unamortized deferred financing costs, respectively)	November 22, 2028	5.37%	609	609
2024 Incremental Term Loan Facility (net of $7 and $7 of unamortized deferred financing costs, respectively)	October 3, 2031	5.37%	709	712
Senior Notes due 2028 (net of $2 and $3 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	498	497
Senior Notes due 2029 (net of $3 and $4 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	897	896
Senior Notes due 2030 (net of $2 and $2 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	498	498
Senior Notes due 2032 (net of $4 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	496	496
Senior Notes due 2033 (net of $2 and $2 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	498	498
Obligations under financing leases	2026–2033	1.26%-8.31%	591	557
Other debt	January 1, 2031	5.75%	8	8
Total debt			5,237	5,200
Current portion of long-term debt			(150)	(137)
Long-term debt			$5,087	$5,063

We had outstanding borrowings totaling $433 million and had issued letters of credit totaling $315 million under the ABL Facility as of June 27, 2026. There was remaining capacity of $1,752 million under the ABL Facility as of June 27, 2026.
As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our available liquidity and capital resources.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that may restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $3.1 billion of restricted payment capacity under these covenants and approximately $1.2 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of June 27, 2026.

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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	26 weeks ended
	June 27, 2026	June 28, 2025

Net income	$391	$339
Changes in operating assets and liabilities	7	81
Other adjustments	327	305
Net cash provided by operating activities	725	725
Net cash used in investing activities	(175)	(205)
Net cash used in financing activities	(535)	(518)
Net increase in cash, cash equivalents and restricted cash	15	2
Cash, cash equivalents and restricted cash−beginning of period	41	59
Cash, cash equivalents and restricted cash−end of period	$56	$61
Operating Activities
Cash flows provided by operating activities was $725 million for both the 26 weeks ended June 27, 2026 and June 28, 2025. Higher net income in the current period was offset by favorable changes in operating assets and liabilities in the prior comparative period.
Investing Activities
Cash flows used in investing activities in the 26 weeks ended June 27, 2026 and June 28, 2025 included cash expenditures of $174 million and $161 million, respectively, related to investments in information technology, property and equipment and construction of and improvements to distribution facilities.
During the 26 weeks ended June 28, 2025, the Company completed the asset acquisition of Jake’s Finer Foods. Cash paid for the acquisition of Jake’s Finer Foods was approximately $87 million. Investing activities for the 26 weeks ended June 28, 2025, also included cash proceeds from the sale of Freshway of $38 million.
We expect total cash capital expenditures in fiscal year 2026 to be between $400 million and $440 million. We expect to fund our capital expenditures with available cash or cash generated from operations.
Financing Activities
Cash flows used in financing activities in the 26 weeks ended June 27, 2026 included $4 million in net borrowings under the ABL Facility and $63 million in scheduled payments under our financing leases. The Company incurred approximately $4 million of lender fees and third-party costs in connection with the ABL Facility amendment, which were capitalized as deferred financing costs. Financing activities in the 26 weeks ended June 27, 2026 also included $445 million common stock repurchased under the May 2025 Share Repurchase Program and the November 2025 Share Repurchase Program, $17 million of proceeds received from stock purchases under our employee stock purchase plan, $10 million of proceeds from the exercise of employee stock options, which were offset by $51 million of employee tax withholdings paid in connection with the vesting of stock awards.

Cash flows used by financing activities in the 26 weeks ended June 28, 2025 included $175 million in net payments under the ABL Facility and $77 million in scheduled payments under our financing leases. Financing activities in the 26 weeks ended June 28, 2025 also included $270 million common stock repurchased under the Company’s prior and original share repurchase program initially approved in November 2022, $16 million of proceeds received from stock purchases under our employee stock purchase plan, $5 million of proceeds from the exercise of employee stock options, which were offset by $34 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Off-Balance Sheet Arrangements
We had $315 million of letters of credit outstanding primarily securing the Company’s obligations with respect to certain real estate leases, under the ABL Facility as of June 27, 2026.
We held approximately $354 million of surety bonds, as of June 27, 2026 and $362 million as of December 27, 2025, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs. In certain cases, surety bonds may be used as an alternative to letters of credit.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 26 weeks ended June 27, 2026.
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
In April 2023, the Company entered into two, two-year interest rate cap agreements, which matured on April 30, 2025 with a total notional amount of $450 million. In April 2025, the Company entered into an interest rate cap agreement with a total notional amount of $450 million that matured on April 30, 2026. In June 2025, the Company entered into an interest rate cap agreement, effective April 30, 2026 with a total notional amount of $450 million that will mature on April 30, 2027.

Through April 30, 2027, the Company has interest rate caps in place that cap the Company’s maximum exposure to the variable component of the interest rate on $450 million of the Term Loan Facilities at 5%, thereby effectively capping the interest rate on approximately 34% of the current outstanding balance of the Term Loan Facilities.
As of June 27, 2026, the Term Loan Facilities, ABL Facility and certain variable rate finance leases, which were approximately 34% of the Company’s total debt, bore interest at a floating rate. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $19 million per year (see Note 9, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $174 million during the fiscal year ended December 27, 2025. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, growing our fleet of electric vehicles and assessing fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of June 27, 2026, our diesel fuel forward purchase commitments lock approximately 33% of our projected gallons of diesel fuel needs through December 2026. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $7 million in additional fuel cost on uncommitted volumes through December 2026.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to Company management, including our Chair of the Board and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chair of the Board and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chair of the Board and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On May 7, 2025, the Board of Directors approved, and on May 8, 2025, the Company publicly announced, the May 2025 Share Repurchase Program, under which the Company was authorized to repurchase up to $1 billion of its outstanding common stock. On November 24, 2025, the Company entered into the ASR Agreement with Morgan Stanley & Co. LLC to repurchase an aggregate of $250 million of the Company’s common stock under the May 2025 Share Repurchase Program. Additionally, on November 24, 2025, the Board of Directors approved, and the Company publicly announced, the November 2025 Share Repurchase Program, under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock. In total, under the ASR Agreement, the Company paid $250 million to repurchase approximately 3.1 million shares of US Foods common stock at a volume-weighted average price of $80.42 per share, inclusive of the 1% excise tax.
For the 13 weeks and 26 weeks ended June 27, 2026, the Company repurchased approximately 0.2 million and 1.6 million shares, respectively, at an aggregate purchase price of approximately $14 million and $139 million, respectively, under the May 2025 Share Repurchase Program, inclusive of fees, commissions, and any related excise tax. For the 13 weeks and the 26 weeks ended June 27, 2026, the Company repurchased approximately 4.2 million shares at an aggregate purchase price of approximately $360 million under the November 2025 Share Repurchase Program, inclusive of fees, commissions, and any related excise tax.
As of June 27, 2026, there were no remaining funds authorized under the May 2025 Share Repurchase Program and $640 million in remaining funds authorized under the November 2025 Share Repurchase Program.
The following table summarizes repurchases of US Foods common stock for the three periods ended June 27, 2026:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
March 29, 2026 through May 2, 2026	234,363	$90.50	234,363	993
May 3, 2026 through May 30, 2026	2,990,604	84.60	2,990,604	740
May 31, 2026 through June 27, 2026	1,158,409	86.30	1,158,409	640
Total	4,383,376	85.37	4,383,376
(1)    On May 7, 2025, the Board of Directors approved the May 2025 Share Repurchase Program, under which the Company was authorized to repurchase up to $1 billion of its outstanding common stock. On November 24, 2025, the Board of Directors approved the November 2025 Share Repurchase Program, under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock. As of June 27, 2026, there were no remaining funds authorized under the May 2025 Share Repurchase Program and $640 million in remaining funds authorized under the November 2025 Share Repurchase Program. The November 2025 Share Repurchase Program does not have an expiration date. See Note 11, Stockholders' Equity, in our consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No Adoption or Termination of Trading Arrangements
During the quarter ended June 27, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number

3.1
Restated Certificate of Incorporation of US Foods Holding Corp., effective as of May 14, 2026 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 15, 2026).

3.2
Amended and Restated Bylaws of US Foods Holding Corp., effective as of May 14, 2026 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 15, 2026).

10.1
Amendment No. 5 to ABL Credit Agreement, dated as of May 28, 2026, among US Foods, Inc., as Borrower, the other Loan Parties (defined in the ABL Credit Agreement), each lender party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2026).

10.2	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the US Foods Holding Corp. 2019 Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS HOLDING CORP.
(Registrant)

Date:	August 6, 2026	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chair of the Board and Chief Executive Officer

Date:	August 6, 2026	By:	/s/ ANNMARIE LOBRED
AnnMarie Lobred
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)