Form 10-Q
period 2026-09-26
US Foods Holding Corp.
filed 2026-11-05
CIK 1665918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
214,691,759 shares of the registrant’s common stock were outstanding as of October 30, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US FOODS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	September 26, 2026	December 27, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54	$41
Accounts receivable, less allowances of $33 and $30, respectively	2,249	2,026
Vendor receivables, less allowances of $7 and $7, respectively	266	173
Inventories—net	1,730	1,711
Prepaid expenses	156	153
Other current assets	26	60
Total current assets	4,481	4,164
Property and equipment—net	2,735	2,681
Goodwill	5,796	5,794
Other intangibles—net	737	781
Other assets	615	523
Total assets	$14,364	$13,943
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft liability	$165	$168
Accounts payable	2,819	2,447
Accrued expenses and other current liabilities	909	839
Current portion of long-term debt	152	137
Total current liabilities	4,045	3,591
Long-term debt	4,952	5,063
Deferred tax liabilities	439	426
Other long-term liabilities	593	556
Total liabilities	10,029	9,636
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.01 par value—600 shares authorized; 258.3 issued and 214.7 outstanding as of September 26, 2026, and 256.6 issued and 220.5 outstanding as of December 27, 2025	3	3
Additional paid-in capital	3,886	3,777
Retained earnings	3,288	2,679
Accumulated other comprehensive income	48	48
Treasury Stock, 43.6 and 36.1 shares, respectively	(2,890)	(2,200)
Total shareholders’ equity	4,335	4,307
Total liabilities and shareholders' equity	$14,364	$13,943
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	13 weeks ended		39 weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$10,402	$10,191	$30,544	$29,624
Cost of goods sold	8,498	8,438	25,068	24,480
Gross profit	1,904	1,753	5,476	5,144
Operating expenses:
Distribution, selling and administrative costs	1,499	1,458	4,405	4,246
Restructuring activity and asset impairment charges	34	13	41	20
Total operating expenses	1,533	1,471	4,446	4,266
Operating income	371	282	1,030	878
Other income—net	—	—	(4)	(3)
Interest expense—net	78	76	230	227
Income before income taxes	293	206	804	654
Income tax provision	75	53	195	162
Net income	218	153	609	492
Other comprehensive income—net of tax:
Comprehensive income	$218	$153	$609	$492
Net income	$218	$153	$609	$492

Net income per share
Basic (Note 11)	$1.01	$0.68	$2.79	$2.15
Diluted (Note 11)	$1.00	$0.67	$2.76	$2.12
Weighted-average common shares outstanding
Basic (Note 11)	215.7	225.5	218.2	228.8
Diluted (Note 11)	217.7	228.4	220.5	231.8
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 27, 2025	256.6	$3	$3,777	$2,679	36.1	$(2,200)	$48	$4,307
Share-based compensation expense	—	—	22	—	—	—	—	22
Proceeds from employee share purchase plan	—	—	7	—	—	—	—	7
Vested restricted stock units, net	1.0	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	7	—	—	—	—	7
Tax withholding payments for net share-settled equity awards	—	—	(51)	—	—	—	—	(51)
Common stock repurchased	—	—	50	—	1.4	(125)	—	(75)
Net income	—	—	—	116	—	—	—	116
BALANCE—March 28, 2026	257.9	$3	$3,812	$2,795	37.5	$(2,325)	$48	$4,333
Share-based compensation expense	—	—	32	—	—	—	—	32
Proceeds from employee share purchase plan	0.2	—	10	—	—	—	—	10
Exercise of stock options	0.1	—	3	—	—	—	—	3
Common stock repurchased	—	—	—	—	4.4	(374)	—	(374)
Net income	—	—	—	275	—	—	—	275
BALANCE—June 27, 2026	258.2	$3	$3,857	$3,070	41.9	$(2,699)	$48	$4,279
Share-based compensation expense	—	—	22	—	—	—	—	22
Proceeds from employee share purchase plan	0.1	—	6	—	—	—	—	6
Exercise of stock options	—	—	1	—	—	—	—	1
Common stock repurchased	—	—	—	—	1.7	(191)	—	(191)
Net income	—	—	—	218	—	—	—	218
BALANCE—September 26, 2026	258.3	$3	$3,886	$3,288	43.6	$(2,890)	$48	$4,335

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—December 28, 2024	254.7	$3	$3,748	$2,003	24.2	$(1,269)	$43	$4,528
Share-based compensation expense	—	—	22	—	—	—	—	22
Proceeds from employee share purchase plan	0.1	—	6	—	—	—	—	6
Vested restricted stock units, net	1.0	—	—	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(33)	—	—	—	—	(33)
Common stock repurchased	—	—	—	—	0.3	(23)	—	(23)
Net income	—	—	—	115	—	—	—	115
BALANCE—March 29, 2025	255.8	$3	$3,744	$2,118	24.5	$(1,292)	$43	$4,616
Share-based compensation expense	—	—	23	—	—	—	—	23
Proceeds from employee share purchase plan	0.1	—	10	—	—	—	—	10
Vested restricted stock units, net	0.1	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	4	—	—	—	—	4
Tax withholding payments for net share-settled equity awards	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	—	—	—	—	3.2	(250)	—	(250)
Net income	—	—	—	224	—	—	—	224
BALANCE—June 28, 2025	256.2	$3	$3,780	$2,342	27.7	$(1,542)	$43	$4,626
Share-based compensation expense	—	—	19	—	—	—	—	19
Proceeds from employee share purchase plan	0.1	—	5	—	—	—	—	5
Vested restricted stock units, net	0.1	—	—	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	—	—	1
Tax withholding payments for net share-settled equity awards	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	—	—	—	—	4.1	(332)	—	(332)
Net income	—	—	—	153	—	—	—	153
BALANCE—September 27, 2025	256.4	$3	$3,804	$2,495	31.8	$(1,874)	$43	$4,471
See Notes to Consolidated Financial Statements (Unaudited).

US FOODS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)	39 weeks ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$609	$492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360	345
Deferred tax provision	13	46
Share-based compensation expense	76	64
Provision for doubtful accounts	31	27
Other non-cash activities	21	18
Changes in operating assets and liabilities:
Increase in receivables	(346)	(329)
Increase in inventories	(19)	(56)
Increase (decrease) in prepaid expenses and other assets	47	(9)
Increase in accounts payable and cash overdraft liability	376	407
(Decrease) increase in accrued expenses and other liabilities	(8)	71
Net cash provided by operating activities	1,160	1,076
Cash flows from investing activities:
Proceeds from sales of property and equipment	4	6
Proceeds from divestitures	—	38
Purchases of property and equipment	(266)	(276)
Cash paid for acquisitions	(2)	(87)
Net cash used in investing activities	(264)	(319)
Cash flows from financing activities:
Principal payments on debt and financing leases	(7,637)	(7,165)
Proceeds from debt borrowings	7,410	7,015
Repurchase of common stock	(635)	(602)
Debt financing costs and fees	(4)	—
Proceeds from employee stock purchase plan	23	22
Proceeds from exercise of stock options	11	6
Purchase of interest rate caps	—	(1)
Tax withholding payments for net share-settled equity awards	(51)	(35)
Net cash used in financing activities	(883)	(760)
Net increase (decrease) in cash, cash equivalents and restricted cash	13	(3)
Cash, cash equivalents and restricted cash—beginning of period	41	59
Cash, cash equivalents and restricted cash—end of period	$54	$56
Supplemental disclosures of cash flow information:
Interest paid—net of amounts capitalized	239	240
Income taxes paid—net*	143	86
Property and equipment purchases incurred but not yet paid	67	62
Leased assets obtained in exchange for financing lease liabilities	128	172
Leased assets obtained in exchange for operating lease liabilities	114	88
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
Basis of Presentation—The Company operates on a 52- or 53-week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. Fiscal year 2026 is a 53-week fiscal year and 2025 was a 52-week fiscal year.
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (“Subtopic 326”) “Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This update provides a practical expedient for all entities to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. In developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard updates will be applied on a prospective basis. The Company adopted the provisions of ASU 2025-05 at the beginning of the first quarter of fiscal year 2026 and applied them prospectively. The provisions of this new guidance do not materially affect our financial position, results of operations or cash flows.
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
The Company did not have any material outstanding performance obligations, contract liabilities or capitalized contract acquisition costs as of September 26, 2026 or December 27, 2025. Customer receivables, which are included in accounts receivable, less allowances, in the Company’s Consolidated Balance Sheets, were $2.2 billion and $2.0 billion as of September 26, 2026 and December 27, 2025, respectively.
The Company has certain customer contracts under which incentives are paid upfront to its customers. These payments have become industry practice and are not related to financing any customer’s business, nor are these payments associated with any distinct good or service to be received from any customer. These incentive payments are capitalized in prepaid expenses and other assets and amortized as a reduction of revenue over the life of the contract or as goods or services are transferred to the customer. The Company’s contract assets for these upfront payments were $75 million and $63 million included in prepaid expenses in the Company’s Consolidated Balance Sheets as of September 26, 2026 and December 27, 2025, respectively, and $97 million and $74 million included in other assets in the Company’s Consolidated Balance Sheets as of September 26, 2026 and December 27, 2025, respectively.
The following table presents the disaggregation of revenue for each of the Company’s principal product categories:

	13 weeks ended		39 weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Meats and seafood	$3,693	$3,704	$10,868	$10,465
Dry grocery products	1,800	1,708	5,255	5,013
Refrigerated and frozen grocery products	1,736	1,686	5,116	4,967
Dairy	1,014	1,076	2,957	3,229
Equipment, disposables and supplies	987	898	2,860	2,730
Beverage products	651	610	1,903	1,758
Produce	521	509	1,585	1,462
Total net sales	$10,402	$10,191	$30,544	$29,624

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

Subsequent Event—On October 30, 2026, the Company completed an acquisition for approximately $125 million. The acquisition was a stock acquisition funded with cash on hand. The Company is in the process of measuring the acquired assets and assumed liabilities as of the acquisition date.

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
The Company records inventories at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. For our LIFO based inventories, the base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. LIFO reserves in the Company’s Consolidated Balance Sheets were $643 million and $613 million as of September 26, 2026 and December 27, 2025, respectively. As a result of changes in LIFO reserves, cost of goods sold decreased $3 million and increased $46 million for the 13 weeks ended September 26, 2026 and September 27, 2025, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $30 million and $65 million for the 39 weeks ended September 26, 2026 and September 27, 2025, respectively.
6.    PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Property and equipment under financing leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the related leases or the estimated useful lives of the assets, if reasonably assured the Company will purchase the assets at the end of the lease terms. As of September 26, 2026 and December 27, 2025, property and equipment-net included accumulated depreciation of $3,385 million and $3,406 million, respectively. Depreciation expense was $109 million and $103 million for the 13 weeks ended September 26, 2026 and September 27, 2025, respectively, and $318 million and $303 million for the 39 weeks ended September 26, 2026 and September 27, 2025, respectively.
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
Customer relationships, noncompete agreements and amortizable trade names are intangible assets with definite lives and are carried at the acquired fair value less accumulated amortization. Customer relationships, noncompete agreements, and amortizable trade names are amortized over their estimated useful lives (which range from 3 to 15 years). Amortization expense was $14 million and $15 million for the 13 weeks ended September 26, 2026 and September 27, 2025, respectively, and $42 million for each of the 39 weeks ended September 26, 2026 and September 27, 2025.

Goodwill and other intangibles—net consisted of the following:

	September 26, 2026	December 27, 2025
Goodwill	$5,796	$5,794
Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$812	$812
Accumulated amortization	(337)	(297)
Net carrying value	475	515
Trade names—amortizable:
Gross carrying amount	4	4
Accumulated amortization	(2)	(2)
Net carrying value	2	2
Noncompete agreements—amortizable:
Gross carrying amount	8	8
Accumulated amortization	(4)	(2)
Net carrying value	4	6
Brand names and trademarks—not amortizing	256	258
Total other intangibles—net	$737	$781
The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment as of the beginning of each fiscal third quarter. As a part of this assessment, no goodwill impairments were recognized for the 39 weeks ended September 26, 2026 or September 27, 2025. For the the 13 weeks ended and 39 weeks ended September 26, 2026, the Company determined that there were no future plans to utilize an acquired trademark - not amortizing, which resulted in a $2 million write-off. For the 39 weeks ended September 27, 2025, the Company recognized a write-off of $13 million of acquired brand names and trademarks - not amortizing, which had no future utilization plans.
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

Recurring Fair Value Measurements
Derivative Financial Instruments
The Company has in the past, and may in the future, use interest rate hedges, designated as cash flow hedges, to manage its exposure to interest rate movements in connection with its variable-rate debt. In April 2023, the Company entered into two, two-year interest rate cap agreements, which matured on April 30, 2025, with a total notional amount of $450 million. In April 2025, the Company entered into a one-year interest rate cap agreement, which matured on April 30, 2026, with a total notional amount of $450 million. In June 2025, the Company entered into another one-year interest rate cap agreement, effective April 30, 2026, which will mature on April 30, 2027, with a notional amount of $450 million (“2025 June interest rate cap”). The 2025 June interest rate cap effectively caps the interest rate on approximately 34% of the current principal amount of the Term Loan Facilities. The Company’s maximum exposure to the variable component of the interest rate on the Term Loan Facilities will be 5% on the notional amount covered by the 2025 June interest rate cap. The Company’s derivative financial instruments are classified as Level 2 assets. As of September 26, 2026 and December 27, 2025, the fair value of the Company’s derivative assets was immaterial for both periods.
The Company records its interest rate caps within other current assets in the Consolidated Balance Sheet at fair value, based on projections of cash flows and future interest rates. The determination of fair value includes the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate.
The effective portion of gains and losses on the interest rate caps is initially recorded in other comprehensive income, net of tax and reclassified from accumulated other comprehensive income, net of tax to interest expense within the Company’s Consolidated Statement of Comprehensive Income during the period in which the hedged transaction affects income. There was no ineffectiveness attributable to the Company’s interest rate caps during the 13 weeks and 39 weeks ended September 26, 2026. During the next twelve months, the Company estimates an immaterial amount will be reclassified from accumulated other comprehensive income to income.
Other Fair Value Measurements
The carrying value of cash, accounts receivable, vendor receivables, cash overdraft liability, and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the Company’s total debt approximated $5.0 billion, compared to its carrying value of $5.1 billion as of September 26, 2026. The fair value of the Company’s total debt approximated $5.2 billion, compared to its carrying value of $5.2 billion as of December 27, 2025.
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

9.    DEBT
Total debt consisted of the following:

Debt Description	Maturity	Interest Rate as of September 26, 2026	Carrying Value as of September 26, 2026	Carrying Value as of December 27, 2025
ABL Facility	May 28, 2031	5.07%	304	429
2021 Incremental Term Loan Facility (net of $1 and $1 of unamortized deferred financing costs, respectively)	November 22, 2028	5.44%	609	609
2024 Incremental Term Loan Facility (net of $6 and $7 of unamortized deferred financing costs, respectively)	October 3, 2031	5.44%	708	712
Senior Notes due 2028 (net of $2 and $3 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	498	497
Senior Notes due 2029 (net of $3 and $4 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	897	896
Senior Notes due 2030 (net of $2 and $2 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	498	498
Senior Notes due 2032 (net of $3 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	497	496
Senior Notes due 2033 (net of $2 and $2 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	498	498
Obligations under financing leases	2026–2033	1.26%-8.31%	587	557
Other debt	January 1, 2031	5.75%	8	8
Total debt			5,104	5,200
Current portion of long-term debt			(152)	(137)
Long-term debt			$4,952	$5,063
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
Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s periodic election, Term Secured Overnight Financing Rate (“Term SOFR”) or Adjusted Borrowing Rate (“ABR”), as described in the ABL Facility, plus the following margin:

Borrowing Election	Margin based on USF’s excess availability under the ABL Facility	Margin at September 26, 2026	SOFR Floor
ABR	0.00% to 0.25%	0.00%	N/A
Term SOFR	1.00% to 1.25%	1.00%	0.00%
The Company had outstanding borrowings totaling $304 million, and had outstanding letters of credit totaling $315 million, under the ABL Facility as of September 26, 2026. The outstanding letters of credit primarily relate to securing USF’s obligations with respect to certain real estate leases. There was available capacity of $1,881 million under the ABL Facility as of September 26, 2026.

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
On October 2, 2026, the Company entered into a new senior secured term loan due 2033 for $810 million (the “2026 Incremental Term Loan Facility”). The Company used the proceeds of the 2026 Incremental Term Loan Facility, and cash on hand, to pay in full the existing 2021 Incremental Term Loan Facility, pay down the ABL Facility by $100 million and make a $100 million prepayment on the 2024 Incremental Term Loan Facility. The Company incurred lender fees and third-party costs of approximately $11 million.
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
As of September 26, 2026, the Term Loan Facilities, ABL Facility and certain variable rate finance leases, which were approximately 32% of the Company’s total debt, bore interest at a floating rate.
Debt Covenants
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that may restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $3.2 billion of restricted payment capacity under these covenants, and approximately $1.1 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of September 26, 2026.
10.    RETIREMENT PLANS
The Company sponsors various retirement plans for eligible employees, and provides certain postretirement health and welfare benefits to eligible retirees and their dependents.
Certain employees are eligible to participate in the Company’s 401(k) plan. The Company made employer matching contributions to the 401(k) plan of $24 million and $22 million for the 13 weeks ended September 26, 2026 and September 27, 2025, respectively, and $69 million and $66 million for the 39 weeks ended September 26, 2026 and September 27, 2025, respectively.
The Company is also required to contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company’s contributions to these plans were $17 million and $16 million for the 13 weeks ended September 26, 2026 and September 27, 2025, respectively, and $52 million and $48 million for the 39 weeks ended September 26, 2026 and September 27, 2025, respectively.
The Company does not expect to make any material contributions to its defined benefit pension plan in fiscal year 2026.

11.    STOCKHOLDERS’ EQUITY
Earnings Per Share
The Company computes EPS in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding.
Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applied the treasury method to calculate the dilution impact of share-based awards—stock options, non-vested restricted shares with forfeitable dividend rights, restricted stock units, and employee stock purchase plan deferrals. For the 13 weeks ended both September 26, 2026 and September 27, 2025, share-based awards representing less than 1 million anti-dilutive shares were excluded from the dilutive share-based calculation. For the 39 weeks ended both September 26, 2026 and September 27, 2025, share-based awards representing less than 1 million underlying common shares were not included in the computation because the effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted EPS:

	13 weeks ended		39 weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Net income	$218	$153	$609	$492
Denominator:
Weighted-average common shares outstanding—basic	215.7	225.5	218.2	228.8
Effect of dilutive share-based awards	2.0	2.9	2.3	3.0
Weighted-average common shares outstanding—diluted	217.7	228.4	220.5	231.8
Net income per share
Basic	$1.01	$0.68	$2.79	$2.15
Diluted	$1.00	$0.67	$2.76	$2.12
Share Repurchase Programs and Accelerated Share Repurchase
On November 24, 2025, the Board of Directors approved, and the Company publicly announced, a new share repurchase program (the “November 2025 Share Repurchase Program”) under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock.
For the 13 weeks ended September 26, 2026, the Company repurchased approximately 1.7 million shares at an aggregate purchase price of approximately $191 million under the November 2025 Share Repurchase Program, inclusive of fees, commissions, and any related excise tax. For the 39 weeks ended September 26, 2026, the Company repurchased approximately 7.5 million shares at an aggregate purchase price of approximately $690 million under the Company’s prior share repurchase program and the November 2025 Share Repurchase Program, inclusive of fees, commissions, and any related excise tax. As of September 26, 2026, there were $450 million in remaining funds authorized under the November 2025 Share Repurchase Program.
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
12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
As of September 26, 2026 and September 27, 2025, the accumulated other comprehensive income balance included $47 million and $42 million, respectively, of amounts related to retirement obligations.
As of both September 26, 2026 and September 27, 2025, the fair value of the Company’s interest rate caps net of tax included within accumulated other comprehensive income was $1 million.
Given the changes in accumulated other comprehensive income components noted above, the change in accumulated other comprehensive income between comparative periods September 27, 2025 and September 26, 2026 is immaterial.

Included in the retirement benefit obligations balance for both September 26, 2026 and December 27, 2025 is $43 million of tax effects, $44 million of which represents tax effects on items within accumulated other comprehensive income related to the Tax Cuts and Jobs Act of 2017 and the presence of a valuation allowance in certain historical periods. The Company expects the tax effects to remain in accumulated other comprehensive income until the Company’s defined benefit pension plan ceases to exist.
13.    INCOME TAXES
The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.
The Company estimated its annual effective income tax rate for the full fiscal year and applied the annual effective income tax rate to the results of the 39 weeks ended September 26, 2026 and September 27, 2025, and then recognized the impact of discrete tax items for purposes of determining its year-to-date tax provision.
For the 13 weeks ended September 26, 2026, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items were not material individually or in the aggregate.
For the 13 weeks ended September 27, 2025, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items were not material individually or in the aggregate.
For the 39 weeks ended September 26, 2026, the Company’s effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $4 million related to an unrecognized tax benefit due to tax positions taken in prior years and a tax benefit of $18 million, primarily related to excess tax benefits associated with share-based compensation.
For the 39 weeks ended September 27, 2025, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $8 million, primarily related to excess tax benefits associated with share-based compensation.
14. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of September 26, 2026, the Company had $1.1 billion of purchase orders and purchase contract commitments to be purchased in the remainder of fiscal year 2026 and $96 million of information technology commitments through 2031 that are not recorded in the Company’s Consolidated Balance Sheets.
The Company has entered into various minimum volume purchase agreements at various pricing terms. Minimum amounts committed to as of September 26, 2026 totaled approximately $402 million. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2026	$41
2027	361
2028 and thereafter	—
To minimize fuel price risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. The Company had diesel fuel forward purchase commitments totaling $10 million through December 2026, as of September 26, 2026. Additionally, the Company had electricity forward purchase commitments totaling $4 million through July 2028, as of September 26, 2026. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception.

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
Surety Bonds—As of September 26, 2026, the Company had approximately $354 million of surety bonds that were not recorded on the Consolidated Balance Sheets. The surety bonds are primarily used as security against certain insurance program contractual commitments in the normal course of business.
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
The CODM utilizes the GAAP measurement of consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as allocation of budget between net sales, cost of goods sold, distribution costs and selling and administrative costs. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. In addition, the measure of capital expenditures, depreciation and amortization is reported on the Company’s Consolidated Statements of Cash Flows. The following table presents selected financial information with respect to the Company’s single operating segment for the 13 weeks and 39 weeks ended September 26, 2026 and September 27, 2025:

	13 weeks ended		39 weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$10,402	$10,191	$30,544	$29,624
Cost of goods sold	8,498	8,438	25,068	24,480
Distribution costs	720	667	2,120	1,967
Selling and administrative costs	779	791	2,285	2,279
Restructuring activity and asset impairment charges	34	13	41	20
Other income—net	—	—	(4)	(3)
Interest expense—net	78	76	230	227
Income tax provision	75	53	195	162
Net income	$218	$153	$609	$492

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2025 Annual Report. The following discussion and analysis contain certain financial measures that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed under “Non-GAAP Reconciliations” below. Results of operations for the 13 weeks and 39 weeks ended September 26, 2026 are compared to the 13 weeks and 39 weeks ended September 27, 2025, unless specifically noted otherwise.
Overview
At US Foods, we strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of WE HELP YOU MAKE IT®. Our Promise brings three key elements to the forefront for our customers: (1) more quality products, like our large and diverse portfolio of Exclusive Brands that is based on consistency, freshness and innovation; (2) more tools, centering on our MOXē® business platform; and (3) more deliveries, with options for on-time deliveries enabled by our traditional broadline services and our flexible and convenient Pronto® program. We operate as one business with standardized business processes, shared systems infrastructure, and an organizational model that optimizes national scale with local execution, allowing us to manage our business as a single operating segment. We have centralized activities where scale matters and our local field structure focuses on customer-facing activities.
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
Highlights
For the 13 weeks ended September 26, 2026, compared to the same period a year ago, total case volume increased 1.3%, driven by a 5.0% increase in independent restaurant case volume, a 3.3% increase in healthcare volume and a 3.7% increase in hospitality volume, partially offset by a 1.5% decrease in chain volume.
For the 39 weeks ended September 26, 2026, compared to the same period a year ago, total case volume increased 1.5%, driven by a 5.0% increase in independent restaurant case volume, a 3.5% increase in healthcare volume and a 4.5% increase in hospitality volume, partially offset by a 1.8% decrease in chain volume.
For the 13 weeks and 39 weeks ended September 26, 2026, compared to the same period a year ago, total organic case volume increased 1.2% and 1.3%, respectively, which includes 5.0% and 4.9% organic independent restaurant case volume growth for the 13 weeks and 39 weeks ended September 26, 2026, respectively.
Net sales increased $211 million, or 2.1%, and $920 million, or 3.1%, for the 13 weeks and 39 weeks ended September 26, 2026, respectively, driven by case volume growth and food cost inflation of 0.4% and 1.3% for the 13 weeks and 39 weeks ended September 26, 2026, respectively.

Gross profit increased $151 million, or 8.6%, to $1,904 million for the 13 weeks ended September 26, 2026, and increased $332 million or 6.5%, to $5,476 million for the 39 weeks ended September 26, 2026. For the 13 weeks ended September 26, 2026, the increase was primarily a result of an increase in total case volume, improved cost of goods sold and a favorable year-over-year LIFO adjustment. For the 39 weeks ended September 26, 2026, the increase was primarily a result of an increase in total case volume, improved cost of goods sold, and a favorable year-over-year LIFO adjustment. Gross profit was positively impacted by a decrease to LIFO reserve of $3 million for the 13 weeks ended September 26, 2026 and negatively impacted by LIFO expense of $30 million for the 39 weeks ended September 26, 2026. Gross profit was negatively impacted by LIFO expense of $46 million and $65 million for the 13 weeks and 39 weeks ended September 27, 2025, respectively. As a percentage of net sales, gross profit was 18.3% and 17.2% for the 13 weeks ended September 26, 2026, and September 27, 2025, respectively, and 17.9% and 17.4% for the 39 weeks ended September 26, 2026 and September 27, 2025, respectively.
Total operating expenses increased $62 million, or 4.2%, to $1,533 million for the 13 weeks ended September 26, 2026, and increased $180 million, or 4.2%, to $4,446 million for the 39 weeks ended September 26, 2026. For the 13 weeks and 39 weeks ended September 26, 2026, the increase was primarily a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by actions to streamline administrative processes and costs. As a percentage of net sales, operating expenses were 14.7% and 14.4% for the 13 weeks ended September 26, 2026 and September 27, 2025, respectively, and 14.6% and 14.4% for the 39 weeks ended September 26, 2026 and September 27, 2025, respectively.

Results of Operations
The following table presents selected historical results of operations for the periods indicated:

	13 weeks ended		39 weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Consolidated Statements of Operations:
Net sales	$10,402	$10,191	$30,544	$29,624
Cost of goods sold	8,498	8,438	25,068	24,480
Gross profit	1,904	1,753	5,476	5,144
Operating expenses:
Distribution, selling and administrative costs	1,499	1,458	4,405	4,246
Restructuring activity and asset impairment charges	34	13	41	20
Total operating expenses	1,533	1,471	4,446	4,266
Operating income	371	282	1,030	878
Other income—net	—	—	(4)	(3)
Interest expense—net	78	76	230	227
Income before income taxes	293	206	804	654
Income tax provision	75	53	195	162
Net income	218	153	609	492
Percentage of Net Sales:
Gross profit	18.3%	17.2%	17.9%	17.4%
Operating expenses	14.7%	14.4%	14.6%	14.4%
Operating income	3.6%	2.8%	3.4%	3.0%
Net income	2.1%	1.5%	2.0%	1.7%
Adjusted EBITDA(1)	5.3%	5.0%	5.1%	4.9%
Other Data:
Cash flows—operating activities	$435	$351	$1,160	$1,076
Cash flows—investing activities	(89)	(114)	(264)	(319)
Cash flows—financing activities	(348)	(242)	(883)	(760)
Capital expenditures	92	115	266	276
EBITDA(1)	494	400	1,394	1,226
Adjusted EBITDA(1)	555	505	1,572	1,442
Adjusted Net Income(1)	275	245	766	681
Free Cash Flow(2)	346	237	898	806
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

The following table reconciles EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Free Cash Flow to the most directly comparable GAAP financial performance and liquidity measures for the periods indicated:

	13 weeks ended				39 weeks ended
	September 26, 2026		September 27, 2025		September 26, 2026		September 27, 2025
Net income and Net income margin	$218	2.1%	$153	1.5%	609	2.0%	492	1.7%
Interest expense—net	78		76		230		227
Income tax provision	75		53		195		162
Depreciation expense	109		103		318		303
Amortization expense	14		15		42		42
EBITDA and EBITDA margin	494	4.7%	400	3.9%	1,394	4.6%	1,226	4.1%
Adjustments:
Restructuring activity and asset impairment charges(1)	34		13		42		20
Share-based compensation expense(2)	22		19		76		64
LIFO reserve adjustments (3)	(3)		46		30		65
Business transformation costs(4)	5		18		22		38
Business acquisition, integration related costs, divestitures and other(5)	3		9		8		29
Adjusted EBITDA and Adjusted EBITDA margin	555	5.3%	505	5.0%	1,572	5.1%	1,442	4.9%
Depreciation expense	(109)		(103)		(318)		(303)
Interest expense—net	(78)		(76)		(230)		(227)
Income tax provision, as adjusted(6)	(93)		(81)		(258)		(231)
Adjusted Net Income	$275		$245		$766		$681
Cash flow
Cash flows from operating activities	$435		$351		$1,160		$1,076
Proceeds from sales of property and equipment	3		1		4		6
Capital expenditures	(92)		(115)		(266)		(276)
Free Cash Flow	$346		$237		$898		$806

(1)    Consists primarily of severance and related costs, organizational realignment costs and asset impairment charges.
(2)    Share-based compensation expense for expected vesting of stock awards and employee stock purchase plan.
(3)    Represents the impact of LIFO reserve adjustments.
(4)    Transformational costs represent non-recurring expenses prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to third party consulting and non-capitalizable technology. For both the 13 weeks and 39 weeks ended September 26, 2026 and September 27, 2025, business transformation costs related to projects associated with information technology infrastructure initiatives and workforce efficiencies.
(5)    Includes: (i) aggregate acquisition, integration related costs and divestiture costs of $1 million and $6 million for the 13 weeks ended September 26, 2026 and September 27, 2025, respectively, and $3 million and $24 million for the 39 weeks ended September 26, 2026 and September 27, 2025, respectively; and (ii) other gains, losses or costs that we are permitted to addback for purposes of calculating Adjusted EBITDA under certain agreements governing our indebtedness.
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
A reconciliation between the GAAP income tax provision and the income tax provision, as adjusted, is as follows:

	13 weeks ended		39 weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
GAAP income tax provision	$75	$53	$195	$162
Tax impact of pre-tax income adjustments	16	28	49	61
Discrete tax items	2	—	14	8
Income tax provision, as adjusted	$93	$81	$258	$231

Comparison of Results
13 weeks ended September 26, 2026 and September 27, 2025
Highlights
•Net sales increased $211 million, or 2.1%, to $10,402 million in 2026.
•Total case volume increased 1.3% and independent restaurant case volume increased 5.0%.
•Total organic case volume increased 1.2% and organic independent restaurant case volume increased 5.0%.
•Operating income increased $89 million to $371 million in 2026.
•Net income increased $65 million to $218 million in 2026.
•Adjusted EBITDA increased $50 million, or 9.9%, to $555 million in 2026.
•Adjusted EBITDA as a percentage of net sales was 5.3% in 2026, compared to 5.0% in 2025.
Net Sales
Net sales increased $211 million, or 2.1%, to $10,402 million in 2026, driven by case volume growth and food cost inflation of 0.4%. Total case volume increased 1.3% driven by a 5.0% increase in independent restaurant case volume, a 3.3% increase in healthcare volume and a 3.7% increase in hospitality volume, partially offset by a 1.5% decrease in chain volume. Total organic case volume increased 1.2% and organic independent restaurant case volume increased 5.0%. Organic broadline cases of private brands represented approximately 35% of total cases in 2026 and 2025.
Gross Profit
Gross profit increased $151 million, or 8.6%, to $1,904 million in 2026, primarily as a result of an increase in total case volume, improved cost of goods sold, and a $49 million favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in a benefit of $3 million in 2026 compared to $46 million expense in 2025, driven by a reduction in inflation and a decrease in inventory values in multiple categories. Gross profit as a percentage of net sales was 18.3% in 2026, compared to 17.2% in 2025.
Operating Expenses
Operating expenses, consisting of distribution, selling and administrative costs and restructuring activity and asset impairment charges, increased $62 million, or 4.2%, to $1,533 million in 2026. Operating expenses increased primarily as a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 14.7% in 2026, compared to 14.4% in 2025.
Operating Income
Our operating income was $371 million in 2026, compared to operating income of $282 million in 2025. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We did not recognize other income—net in either 2026 or 2025.
Interest Expense—Net
Interest expense—net increased $2 million to $78 million in 2026 primarily due to higher net borrowings under the ABL Facility, partially offset by lower interest rates for our variable rate debt.

Income Taxes

For the 13 weeks ended September 26, 2026, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate. For the 13 weeks ended September 27, 2025, the Company’s effective income tax rate of 26% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. The discrete tax items were not material individually or in the aggregate.
Net Income
Our net income was $218 million in 2026, compared to net income of $153 million in 2025. The improvement in net income was due to the relevant factors discussed above.
39 weeks ended September 26, 2026 and September 27, 2025
Highlights
•Net sales increased $920 million, or 3.1% to $30,544 million in 2026.
•Total case volume increased 1.5% and independent restaurant case volume increased 5.0%.
•Total organic case volume increased 1.3% and organic independent restaurant case volume increased 4.9%.
•Operating income increased $152 million to $1,030 million in 2026.
•Net income increased $117 million to $609 million in 2026.
•Adjusted EBITDA increased $130 million, or 9.0%, to $1,572 million in 2026.
•Adjusted EBITDA as a percentage of net sales was 5.1% in 2026, compared to 4.9% in 2025.
Net Sales
Net sales increased $920 million or 3.1%, to $30,544 million in 2026, driven by case volume growth and food cost inflation of 1.3%. Total case volume increased 1.5% driven by a 5.0% increase in independent restaurant case volume, a 3.5% increase in healthcare volume and a 4.5% increase in hospitality volume, partially offset by a 1.8% decrease in chain volume. Total organic case volume increased 1.3% and organic independent restaurant case volume increased 4.9%. Organic broadline cases of private brands represented approximately 35% of total cases in 2026 and 2025.
Gross Profit
Gross profit increased $332 million, or 6.5%, to $5,476 million in 2026, primarily as a result of an increase in total case volume, improved cost of goods sold, and a $35 million favorable year-over-year LIFO adjustment. Our LIFO method of inventory costing resulted in an expense of $30 million in 2026 compared to $65 million expense in 2025, driven by a reduction in inflation and a decrease in inventory values in multiple categories. Gross profit as a percentage of net sales was 17.9% in 2026, compared to 17.4% in 2025.
Operating Expenses
Operating expenses, consisting of distribution, selling and administrative costs and restructuring activity and asset impairment charges, increased $180 million, or 4.2%, to $4,446 million in 2026. Operating expenses increased primarily as a result of an increase in total case volume and higher distribution, selling and administrative costs, partially offset by actions to streamline administrative processes and costs. Operating expenses as a percentage of net sales were 14.6% in 2026, compared to 14.4% in 2025.
Operating Income
Our operating income was $1,030 million in 2026, compared to operating income of $878 million in 2025. The increase in operating income was due to the factors discussed in the relevant sections above.
Other Income—Net
Other income—net includes components of net periodic pension benefit credits, exclusive of the service cost component associated with our defined benefit and other postretirement plans. We recognized other income—net of $4 million in 2026 and $3 million in 2025.

Interest Expense—Net
Interest expense—net increased $3 million to $230 million in 2026 primarily due to higher borrowings under the ABL Facility, partially offset by lower interest rates for our variable rate debt.
Income Taxes

For the 39 weeks ended September 26, 2026, the Company’s effective income tax rate of 24% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax expense of $4 million related to an unrecognized tax benefit due to tax positions taken in prior years and a tax benefit of $18 million, primarily related to excess tax benefits associated with share-based compensation. For the 39 weeks ended September 27, 2025, the Company’s effective income tax rate of 25% differed from the 21% federal corporate income tax rate primarily as a result of state income taxes and the recognition of various discrete tax items. These discrete tax items included a tax benefit of $8 million, primarily related to excess tax benefits associated with share-based compensation.
Net Income
Our net income was $609 million in 2026, compared to net income of $492 million in 2025. The improvement in net income was due to the relevant factors discussed above.
Liquidity and Capital Resources
Our ongoing operations and strategic objectives require working capital and continuing capital investment. Our primary sources of liquidity include cash provided by operations, as well as access to capital from bank borrowings and other types of debt and financing arrangements. As of September 26, 2026, the Company had approximately $1.9 billion in cash and available liquidity.
Indebtedness

Debt Description	Maturity	Interest Rate as of September 26, 2026	Carrying Value as of September 26, 2026	Carrying Value as of December 27, 2025
ABL Facility	May 28, 2031	5.07%	$304	$429
2021 Incremental Term Loan Facility (net of $1 and $1 of unamortized deferred financing costs, respectively)	November 22, 2028	5.44%	609	609
2024 Incremental Term Loan Facility (net of $6 and $7 of unamortized deferred financing costs, respectively)	October 3, 2031	5.44%	708	712
Senior Notes due 2028 (net of $2 and $3 of unamortized deferred financing costs, respectively)	September 15, 2028	6.88%	498	497
Senior Notes due 2029 (net of $3 and $4 of unamortized deferred financing costs, respectively)	February 15, 2029	4.75%	897	896
Senior Notes due 2030 (net of $2 and $2 of unamortized deferred financing costs, respectively)	June 1, 2030	4.63%	498	498
Senior Notes due 2032 (net of $3 and $4 of unamortized deferred financing costs, respectively)	January 15, 2032	7.25%	497	496
Senior Notes due 2033 (net of $2 and $2 of unamortized deferred financing costs, respectively)	April 15, 2033	5.75%	498	498
Obligations under financing leases	2026–2033	1.26%-8.31%	587	557
Other debt	January 1, 2031	5.75%	8	8
Total debt			5,104	5,200
Current portion of long-term debt			(152)	(137)
Long-term debt			$4,952	$5,063

We had outstanding borrowings totaling $304 million and had issued letters of credit totaling $315 million under the ABL Facility as of September 26, 2026. There was remaining capacity of $1,881 million under the ABL Facility as of September 26, 2026.
As economic conditions permit, we will consider opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any potential debt reduction or refinancing could require significant use of our available liquidity and capital resources.
The agreements governing our indebtedness contain customary covenants. These include, among other things, covenants that may restrict our ability to incur certain additional indebtedness, create or permit liens on our assets, pay dividends, or engage in mergers or consolidations. The Company had approximately $3.2 billion of restricted payment capacity under these covenants and approximately $1.1 billion of its net assets were restricted after taking into consideration the net deferred tax assets and intercompany balances that eliminate in consolidation as of September 26, 2026.

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
Cash Flows
The following table presents condensed highlights from our Consolidated Statements of Cash Flows for the periods presented:

	39 weeks ended
	September 26, 2026	September 27, 2025

Net income	$609	$492
Changes in operating assets and liabilities	50	84
Other adjustments	501	500
Net cash provided by operating activities	1,160	1,076
Net cash used in investing activities	(264)	(319)
Net cash used in financing activities	(883)	(760)
Net increase (decrease) in cash, cash equivalents and restricted cash	13	(3)
Cash, cash equivalents and restricted cash−beginning of period	41	59
Cash, cash equivalents and restricted cash−end of period	$54	$56
Operating Activities
Cash flows provided by operating activities were $1,160 million for the 39 weeks ended September 26, 2026, compared to $1,076 million for the 39 weeks ended September 27, 2025, with the increase primarily driven by higher net income in the current period.
Investing Activities
Cash flows used in investing activities in the 39 weeks ended September 26, 2026 and September 27, 2025 included cash expenditures of $266 million and $276 million, respectively, related to investments in information technology, property and equipment and construction of and improvements to distribution facilities.
During the 39 weeks ended September 27, 2025, the Company completed the asset acquisition of Jake’s Finer Foods. Cash paid for the acquisition of Jake’s Finer Foods was approximately $87 million. Investing activities for the 39 weeks ended September 27, 2025, also included cash proceeds from the sale of Freshway of $38 million.
We expect total cash capital expenditures in fiscal year 2026 to be between $410 million and $430 million. We expect to fund our capital expenditures with available cash or cash generated from operations.

Financing Activities
Cash flows used in financing activities in the 39 weeks ended September 26, 2026 included $125 million in net repayments under the ABL Facility and $96 million in scheduled payments under our financing leases. The Company incurred approximately $4 million of lender fees and third-party costs in connection with the ABL Facility amendment, which were capitalized as deferred financing costs. Financing activities in the 39 weeks ended September 26, 2026 also included $635 million common stock repurchased under the Company’s share repurchase programs, $23 million of proceeds received from stock purchases under our employee stock purchase plan and $11 million of proceeds from the exercise of employee stock options, which were partially offset by $51 million of employee tax withholdings paid in connection with the vesting of stock awards.
Cash flows used in financing activities in the 39 weeks ended September 27, 2025 included $61 million in net payments under the ABL Facility and $86 million in scheduled payments under our financing leases. Financing activities in the 39 weeks ended September 27, 2025 also included $602 million of common stock repurchased under the Company’s prior share repurchase program initially approved in November 2022 and the November 2025 Share Repurchase Program, $22 million of proceeds received from stock purchases under our employee stock purchase plan and $6 million of proceeds from the exercise of employee stock options, which were partially offset by $35 million of employee tax withholdings paid in connection with the vesting of stock awards.
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
Off-Balance Sheet Arrangements
We had $315 million of letters of credit outstanding primarily securing the Company’s obligations with respect to certain real estate leases, under the ABL Facility as of September 26, 2026.
We held approximately $354 million of surety bonds, as of September 26, 2026 and $362 million as of December 27, 2025, primarily in favor of certain commercial insurers to secure obligations with respect to our insurance programs. In certain cases, surety bonds may be used as an alternative to letters of credit.
Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the 39 weeks ended September 26, 2026.
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
As of September 26, 2026, the Term Loan Facilities, ABL Facility and certain variable rate finance leases, which were approximately 32% of the Company’s total debt, bore interest at a floating rate. A hypothetical 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $18 million per year (see Note 9, Debt, in our consolidated financial statements).
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
Fuel costs related to outbound deliveries approximated $174 million during the fiscal year ended December 27, 2025. Our activities to minimize fuel cost risk include route optimization, improving fleet utilization, growing our fleet of electric vehicles and assessing fuel surcharges. We also enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 26, 2026, our diesel fuel forward purchase commitments lock approximately 34% of our projected gallons of diesel fuel needs through December 2026. Using current published market price projections for diesel and estimated fuel consumption needs, a hypothetical 10% unfavorable change in diesel prices from the market price could result in approximately $4 million in additional fuel cost on uncommitted volumes through December 2026.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chair of the Board and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chair of the Board and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the 13 weeks ended September 26, 2026, the Company repurchased approximately 1.7 million shares at an aggregate purchase price of approximately $191 million under the November 2025 Share Repurchase Program, inclusive of fees, commissions, and any related excise tax. For the 39 weeks ended September 26, 2026, the Company repurchased approximately 7.5 million shares at an aggregate purchase price of approximately $690 million under the Company’s prior share repurchase program and the November 2025 Share Repurchase Program, inclusive of fees, commissions, and any related excise tax. As of September 26, 2026, there were $450 million in remaining funds authorized under the November 2025 Share Repurchase Program.
The following table summarizes repurchases of US Foods common stock for the three periods ended September 26, 2026:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
June 28, 2026 through July 25, 2026	—	$—	—	$641
July 26, 2026 through August 29, 2026	1,205,191	108.81	1,205,191	$509
August 30, 2026 through September 26, 2026	571,626	102.46	571,626	$450
Total	1,776,817	$106.76	1,776,817
(1)    Average price paid per share includes broker commissions but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
(2)    On November 24, 2025, the Board of Directors approved the November 2025 Share Repurchase Program, under which the Company is authorized to repurchase up to $1 billion of its outstanding common stock, inclusive of fees, commissions, and any related excise tax. As of September 26, 2026, there were $450 million in remaining funds authorized under the November 2025 Share Repurchase Program. The November 2025 Share Repurchase Program does not have an expiration date. See Note 11, Stockholders' Equity, in our consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the 13 weeks ended September 26, 2026, the following Rule 10b5-1 trading arrangement as term is defined in Item 408(a) of Regulation S-K was adopted, as described below.

On August 11, 2026, Dirk Locascio, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defenses of Rule 10b5-1(c) of the Exchange Act. Mr. Locascio’s Rule 10b5-1 trading plan provides for the exercise and sale of up to 56,514 stock options, the sale of up to 15,000 shares of common stock and the gift of up to 15,000 shares of common stock. The foregoing exercises, sales or gifts will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 31, 2027.

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

10.1
Fourteenth Amendment to the Credit Agreement, dated as of October 2, 2026, by and among US Foods, Inc., the other Loan Parties thereto, Citicorp North America, Inc., and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2026).

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

US FOODS HOLDING CORP.
(Registrant)

Date:	November 5, 2026	By:	/s/ DAVID E. FLITMAN
David E. Flitman
Chair of the Board and Chief Executive Officer

Date:	November 5, 2026	By:	/s/ ANNMARIE LOBRED
AnnMarie Lobred
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)